Form 10-Q
period 2011-10-31
Lifetech Industries Inc.
filed 2012-03-16
CIK 1525852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number 333-175941

LIFETECH INDUSTRIES INC.
(Exact name of registrant as specified in its charter)

N/A
(Former Name)

Nevada	27-4439285
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

4081 West 8th Street
Los Angeles, California	90005
(Address of principal executive offices)	(Zip Code)

(213) 446-4653
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) /of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 14, 2012, the registrant’s outstanding common stock consisted of 50,000,000 shares.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		1
Item 1.	Financial Statements Balance Sheets as of January 31, 2012 (unaudited) and April 30, 2011 (audited). Unaudited Statements of Operations for the three months and nine months ended January 31, 2012, from inception (December 30, 2010) to January 31, 2011, and from inception (December 30, 2010) to January 31, 2012. Unaudited Statements of Cash Flows for the nine months ended January 31, 2012, from inception (December 30, 2010) to January 31, 2011, and from inception (December 30, 2010) to January 31, 2012. Notes to Financial Statements	3
Item 2.	Management Discussion And Analysis Of Financial Condition and Results of Operations	4
Item 4T.	Controls And Procedures	8

PART II – OTHER INFORMATION		9
Item 1.	Legal Proceedings:	9
Item 2.	Unregistered Sales Of Equity Securities	9
Item 4.	Submission Of Matters To A Vote Security Holders:	9
Item 5.	Other Information:	9
Item 6.	Exhibits	10
Item 7.	Signature	10

2

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted.  However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made.  The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year.  These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our registration statement for S-1/A3, filed on December 07, 2011 with the U.S. Securities and Exchange Commission (SEC) and can be found on the SEC website at www.sec.gov.

3

Lifetech Industries Inc.

(A Development Stage Company)

Balance Sheets

	October 31 2011 $	April 30, 2011 $
	(unaudited)	(Audited)

ASSETS

Current Assets

Cash	23,816	18,594
Prepaid expense	10,000

Total current assets	33,816	18,594

Total assets	33,816	18,594

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	724	224
Due to related party	31,269	11,269
Accrued expense	-	5,000

Total current liabilities	31,993	16,493

Total liabilities	31,993	16,493

Stockholders’ Equity (Deficit)

Common stock, 200,000,000 shares authorized, $0.0001 par value; 50,000,000 shares issued and outstanding	5,000	2,500

Additional paid-in capital	45,000	22,400
Stock Payable	-	100

Deficit accumulated during the development stage	(48,177)	(22,899)

Total stockholders’ equity (deficit)	(1,823)	2,101

Total liabilities and stockholders’ equity (deficit)	33,816	18,594

(The accompanying notes are an integral part of these financial statements.)

Lifetech Industries Inc.

(A Development Stage Company)

Statements of Operations

 (Unaudited)

	For the Three months ended	For the Six months ended	Inception (December 30, 2010)
	October 31,	October 31,	to October 31,
	2011	2011	2011

Revenue	$ -	$ -	$ -

Operating Expenses

General and administrative	673	25,278	48,177

Total Operating Expenses	673	25,278	48,177

Net Loss	$(673)	$(25,278)	$(48,177)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	50,000,000	40,027,322

(The accompanying notes are an integral part of these financial statements.)

Lifetech Industries Inc.

(A Development Stage Company)

Statements of Cash Flows

 (Unaudited)

		Inception
	For the	(December 30,
	Six month ended	2010)
	October 31	To October 31, 2011
	2011	2011

Operating Activities
Net (loss)	$ (25,278)	$ (48,177)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities: Increase in prepaid expenses	(10,000)	(10,000)
Increase in accounts payable	500	724
Increase in accrued expenses	-	5,000

Net cash used in operating activities	(34,778)	(52,453)

Financing Activities
Loans from Director	20,000	31,269
Sale of common stock	20,000	45,000
Net cash provided by financing activities	40,000	76,269

Net increase (decrease) in cash	5,222	23,816

Cash - Beginning of Period	18,594	-
Cash - End of Period	23,816	23,816

Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

Non-cash investing and financing activities:
Stock issued for accrued expenses	$ 5,000	$ -

(The accompanying notes are an integral part of these financial statements.)

Lifetech Industries Inc.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2011

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

Lifetech Industries Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on December 30, 2010.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  As of October 31, 2011 the Company has $23,816 in cash.

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted.  However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made.  The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year.  These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our registration statement for S-1/A3, filed on December 07, 2011 with the U.S. Securities and Exchange Commission (SEC) and can be found on the SEC website at www.sec.gov.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception of ($48,177) and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Lifetech Industries Inc.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2011

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d) Use of Estimates and Assumptions

The  preparation  of  financial  statements  in conformity with accounting principles generally  accepted  in  the  United States requires  management  to  make   estimates and assumptions that  affect  the reported amounts of  assets and liabilities and disclosure of contingent assets and liabilities at  the  date  of  the  financial  statements  and the reported amounts of  revenues  and    expenses  during  the  reporting  period.  Actual results could differ from those estimates.

e) Foreign Currency Translation

The Company's functional currency and its reporting currency is the United States dollar.

f) Financial Instruments

The carrying value of the Company’s financial instruments approximates their fair value because of the short maturity of these instruments.

g) Stock-based Compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method.  The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.  To date, the Company has not adopted a stock option plan and has not granted any stock options.  The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

h) Income Taxes

Income taxes are accounted for under the assets and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

i) Basic and Diluted Net Loss per Share

The Company follows ASC Topic 260 to account for the earnings per share.  Basic earnings per common share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.  During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Lifetech Industries Inc.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2011

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

j) Fiscal Periods

The Company's fiscal year end is April 30.

The current financial statements are presented for the Company’s second fiscal quarter ended October 31, 2011.

k) Recent Accounting Pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company

3. COMMON STOCK

The authorized capital of the Company is 200,000,000 common shares with a par value of $ 0.0001 per share.

During January 2011 and February 2011, the Company authorized the issuance of 25,000,000 shares at $0.001 per share to Benjamin Chung, CEO of the Company.  However till the end of balance sheet date April 30, 2011 the officer paid only $100 as contribution against the purchase of shares.  Such shares are not considered issued and outstanding at the period ended April 30, 2011 and $100 is considered as stock payable.  On July 13, 2011, the Company issued 25,000,000 shares of common stock at a price of $0.001 per share for a value of $25,000 to Benjamin Chung, its President.  Of the $25,000, $20,000 was paid in cash and $5,000 was paid for accrued expenses.  The Company relied on Section 4(2) of the Securities Act for this issuance.

During the period between January 2011 and February 2011, the Company issued 25,000,000 shares of common stock under the private placements agreement to various investors at $0.001 per share.  Company received a total of $24,900 net of offering proceeds.

There were no further issuances of stock as of the quarter ended October 31, 2011.

4. RELATED PARTY TRANSACTIONS

During the quarter ended October 31, 2011 Mr. Benjamin Chung has advanced funds of $20,000 to the Company to pay any costs incurred by it.  These funds are unsecured, non-interest bearing and due on demand.  The balance due Mr. Benjamin Chung was $ 31,269 as on October 31, 2011.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Business Overview

Lifetech Industries Inc. (“Lifetech”, “we”, “us”) is a new company developing a new day spa business in the affluent area of Montrose, California, surrounded by La Crescenta, La Canada and Glendale.  Our mission is to become the leading premium day spa in the city of Montrose, La Crescenta, La Canada, Glendale and within a 20 mile radius.

We were founded by Mr. Benjamin Chung who has many years of experience in business, real estate, and finances and fully understands market potential and the requirements for profitability.  We have determined where we would like to open our initial location.  It is in the middle of a prime retail town strip center with trendy restaurants, popular coffee shops, and creative retail shops, and was previously used as a retail space.

Our day spa is targeted towards women and men who can equally enjoy the amenities and services of a full service day spa.  The core product offerings will fall into four main product revenue streams:

•

Treatments (Including Skin, Body, Massages);

•

General product/ retail sales;

•

Gift Certificates/ vouchers; and

•

Membership.

We were incorporated in the State of Nevada on December 30, 2010.  On February 1, 2012, our common stock became eligible for quotation on the Over the Counter Bulletin under the symbol “LTCH.OB”.  We do not have any subsidiaries.  Our principal office is located at 4081 West 8th Street, Los Angeles, California 90005.  Our telephone number is (213) 446-4653.  Our fiscal year end is April 30th.

We have incurred losses since our inception.  We rely upon the sale of our securities or loans from our President to fund our operations.  We are not involved in any bankruptcy, receivership or similar proceedings.

Liquidity and Capital Resources

As of October 31, 2011, we had cash of $23,816 and a working capital surplus of $1,823.  Our accumulated deficit from inception (December 30, 2010) to October 31, 2011 was $48,177.  Our net loss of $25,278 for the six months ended October 31, 2011 was mostly funded by funds raised from equity financing since inception.  During the six months ended October 31, 2011, we raised $25,000 through the sale of our equities.  During the six months ended October 31, 2011 our cash position increased by $5,222.

We used net cash of $34,778 in operating activities for the six months ended October 31, 2011 compared to net cash of $52,453 used in operating activities from inception to October 31, 2011.

During the six months ended October 31, 2011 our monthly cash requirement was approximately $6,629 compared to approximately $5,745 from inception to October 31, 2011.  At October 31, 2011, we had cash of $23,816, which will cover our costs for approximately 3 and half months according to our current monthly burn rate.

We expect to require approximately $1,430,000 in financing to start our spa business.  Our planned expenditures over the next twelve months are summarized as follows.

The lease for our business in the affluent area of Montrose, CA will cost us $10,000 a month ($120,000 per year).  Our payroll will initially consist of one full time manager with a salary of $60,000 per year plus one full time office administrator with an annual salary of $35,000 per year and one full time cleaner with an annual salary of $30,000.  The full time spa technicians/massage therapists/aesthetician will be paid out on a 20% to 30% commission on the services they provide (based on their experience) and a 10% commission on the spa products they sell.  They do not have regular schedules and will come in when clients make appointments with them.  The utility cost (water, electricity, gas, trash) for our first year of operations are estimated to be $12,500 due to the fact that a lot of electricity and heat will be used to facilitate our client's needs.  Insurance (general liability) for our business is approximately $4,500.  We are also budgeting for $3,000 per year on basic repair and maintenance needs for our business.  Since we are new business and need to get publicity in the local area/media, we intend to spend approximately $50,000 per year on marketing.

We plan to spend approximately $79,000 on non-operating expenses, which includes $30,000 for an Interior Designer and $25,000 for an Architect.  Some of their main duties include choosing finishes, furniture and creating the overall look and layout of the interior of our spa business.  Also, the Architect will create all of the plans required for the permit approval of our business.  We plan to spend $4,000 on our Lighting Designer who will design the layout and lighting plans for our business along with the proper calculations of the electrical loads.  In the spa business, it is very important to have the right light structure due to the fact that the right lighting will ensure our clients feel relaxed and calm.  We also plan to spend approximately $5,000 on the design of our website.  We estimate that our legal and accounting fees will be approximately 15,000 per year.

We plan to spend $731,000 on our Capital Expenses, which includes $20,000 on our permit fees, electrical plan check, plumbing plan check, mechanical plan check and finally the county health permit.  We plan to spend $500,000 on the construction of our business, which includes the construction cost of the design and layout that was designed and prepared by our Interior Designer, Architect and our Lighting Designer (framing, plumbing, electrical and install of finishes).  The equipment cost to install the boilers, Jacuzzi and saunas is $50,000 plus $75,000 for our finishes which includes the cost of high end tiles, carpeting, stair railings, paint and countertop marbles.  We plan to spend $45,000 for our Millwork which includes the reception desk, custom retail displays, cabinetry and lockers.  We plan to spend $16,000 on our Plumbing Fixtures such as high end sinks, faucets, showerheads and $25,000 for our Lighting Fixtures (canned lighting to specialty lighting throughout the spa as well as chandeliers).

Finally, we plan to spend approximately $105,000 on our Business Operation, which includes $32,000 on our wide range of beauty and body treatment products.  We plan to display our products at the front by our reception desk and at the back where our clients will spend the majority of their time getting their treatments.  We also intend to spend $11,000 on Treatment Room Equipment which includes sanitizers, sterilizers, trolley trays, steamers, galvanizers, facial beds, massage beds and chairs.  We plan to spend $20,000 on Treatment Room Machines such as Photo Therapeutics Machine (Lumiere), Oxygen Machines, a Hydra Facial Machine and a RF Frequency Machine.  We plan on spending $12,000 on Spa Furniture such as chairs and sofas.  Finally, we intend to spend $30,000 on Technology Solutions such as Sound, POS, installation of speakers and systems and networking of computers.  We also are planning on setting aside $200,000 on miscellaneous cost that may or may not incur during the startup of our business.  The total startup cost of our spa business is $1,430,000.

We intend to raise the $1,407,000 to fund our operations for the next 12 months from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months.  If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing possibilities such as bank loans.  At this time we do not have any commitments from any broker-dealer to provide us with financing.

There is no assurance that any financing will be available or if available, on terms that will be acceptable to us.  We also may need additional financing to carry out our business plan.

Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment.  These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us.  If we cannot raise at least $1,407,000 we will not be able to open our first day spa and may have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure.  In such an event, we intend to implement expense reduction plans in a timely manner.  However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business.  We may need to obtain additional financing which may not be available, which could cause us to cease operations.

Results of Operations for the Six Months Ended October 31, 2011 and From Inception (December 30, 2010) to October 31, 2011

Revenues

We have not generated any revenues since inception.

Net Loss

We incurred a net loss of $25,278 for the six months ended October 31, 2011.  Since December 30, 2010 (date of inception) to October 31, 2011, we have incurred a net loss of $48,177.

Expenses

Our total expenses for the six months ended October 31, 2011 were $25,278, which consisted entirely of general and administrative expenses.  Our general and administrative expenses consist of professional fees, management and consulting fees, stock based compensation, bank charges, travel, meals and

Results of Operations for the Six Months Ended October 31, 2011 and From Inception (December 30, 2010) to October 31, 2011 (continued)

entertainment, rent, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies.  From Inception to October 31, 2011 we have incurred total expenses of $48,177, which were all comprised of general and administrative expenses.

Results of Operations for the Three Months Ended October 31, 2011

Revenues

We have not yet generated any revenues.

Net Loss

We incurred a net loss of $673 for the three months ended October 31, 2011.

Expenses

Our total expenses for the three months ended October 31, 2011 were $673.  Our general and administrative expenses for the three months ended October 31, 2010 were $673.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of October 31, 2011, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4.  CONTROLS AND PROCEDURES

N/A

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2011.  Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

ITEM 4T.  CONTROLS AND PROCEDURES (continued)

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us.  None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.  Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit	Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFETECH INDUSTRIES INC.
Date: March 16, 2012	By:	/s/ Benjamin Chung
Benjamin Chung
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

