Form 10-Q
period 2012-01-31
Lifetech Industries Inc.
filed 2012-03-16
CIK 1525852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number: 333-175941

LIFETECH INDUSTRIES INC.
(Exact name of registrant as specified in its charter)

N/A
(Former Name)

Nevada	27-4439285
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

4081 West 8th Street
Los Angeles, California	90005
(Address of principal executive offices)	(Zip Code)

(213) 446-4653
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

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

3

Lifetech Industries Inc.

(A Development Stage Company)

Balance Sheets

	January 31, 2012 $	April 30, 2011 $
	(Unaudited)	(Audited)

ASSETS

Current Assets

Cash	9,517	18,594

Total current assets	9,517	18,594

Total assets	9,517	18,594

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	724	224
Due to related party	31,269	11,269
Accrued expense	-	5,000

Total current liabilities	31,993	16,493

Total liabilities	31,993	16,493

Stockholders’ Equity (Deficit)

Common stock, 200,000,000 shares authorized, $0.0001 par value; 50,000,000 shares issued and outstanding	5,000	2,500

Additional paid-in capital	45,000	22,400
Stock payable	-	100

Deficit accumulated during the development stage	(72,476)	(22,899)

Total stockholders’ equity (deficit)	(22,476)	2,101

Total liabilities and stockholders’ equity (deficit)	9,517	18,594

(The accompanying notes are an integral part of these financial statements.)

Lifetech Industries Inc.

(A Development Stage Company)

Statements of Operations
 (Unaudited)

	For the Three months ended	From inception (December 30, 2010)	For the Nine months ended	From inception (December 30, 2010)
	January 31,	to January 31,	January 31,	to January 31,
	2012	2011	2012	2012

Revenue	$ -	$ -	$ -	$ -

Operating Expenses

General and administrative	24,299	6,965	49,577	72,476

Total Operating Expenses	24,299	6,965	49,577	72,476

Net Loss	$(24,299)	$(6,965)	$(49,577)	$(72,476)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	50,000,000	7,953,125	43,363,636

(The accompanying notes are an integral part of these financial statements.)

Lifetech Industries Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

		From inception	From inception
	For the Nine	(December 30,	(December 30,
	Months Ended	2010)	2010)
	January 31,	To January 31,	To January 31,
	2012	2011	2012

Operating Activities
Net (loss)	$ (49,577)	$ (6,965)	$ (72,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-		-
Increase in accounts payable	500	523	724
Increase in accrued expenses	-		5,000

Net cash used in operating activities	(49,077)	(6,442)	(66,752)

Financing Activities
Loans from Director	20,000	6,397	6,397
Proceeds from stock issuance, net of offering costs	20,000	100	100
Net cash provided by financing activities	40,000	6,497	6,497

Net increase (decrease) in cash	(9,077)	55	(60,255)

Cash - Beginning of Period	18,594	-	-
Cash - End of Period	9,517	55	(60,255)

Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

Non-cash investing and financing activities:
Stock issued for accrued expenses	$ 5,000	$ -	$ 5,000

(The accompanying notes are an integral part of these financial statements.)

Lifetech Industries Inc.

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2012

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

Lifetech Industries Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on December 30, 2010.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.”  The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  As of January 31, 2012 the Company has $9,517 in cash.

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

b) Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses of ($72,476) since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

c) Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Lifetech Industries Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2012
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

January 31, 2012
 (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

j) Fiscal Periods

The Company's fiscal year end is April 30.  The current financial statements are presented for the Company’s third fiscal quarter ended January 31, 2012.

k) Recent Accounting Pronouncements

 The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company

3. COMMON STOCK

The authorized capital of the Company is 200,000,000 common shares with a par value of $ 0.0001 per share.  During the period January 2011 and February 2011, the Company authorized the issuance of 25,000,000 shares at $0.001 per share to Benjamin Chung, CEO of the Company.  However till the end of balance sheet date April 30, 2011 the officer paid only $100 as contribution against the purchase of shares.  Such shares are not considered issued and outstanding at the period ended April 30, 2011 and $100 is considered as stock payable.  On July 13, 2011, the Company issued 25,000,000 shares of common stock at a price of $0.001 per share for a value of $25,000 to Benjamin Chung, its President.  Of the $25,000, $20,000 was paid in cash and $5,000 was paid for accrued expenses.  The Company relied on Section 4(2) of the Securities Act for this issuance.

During the period between January 2011 and February 2011, the Company issued 25,000,000 shares of common stock under the private placements agreement to various investors at $0.001 per share.  Company received a total of $24,900 net of offering proceeds.

There were no further issuances of stock as of the quarter ended January 31, 2012.

4. RELATED PARTY TRANSACTIONS

During the quarter October 31, 2011 Mr. Benjamin Chung advanced funds of $20,000 to the Company to pay any costs incurred by it.  These funds are unsecured, non-interest bearing and due on demand.  The balance due Mr. Benjamin Chung was $ 31,269 as on January 31, 2012.

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

Liquidity and Capital Resources

As of January 31, 2012, we had cash of $9,517 and a working capital deficit of $22,476.  Our accumulated deficit from inception (December 30, 2010) to January 31, 2012 was $72,476.  Our net loss of $49,577 for the nine months ended January 31, 2012 was mostly funded by funds raised from equity financing since inception.  During the nine months ended January 31, 2012, we raised $25,000 through the sale of our equities.  During the nine months ended January 31, 2012 our cash position decreased by $9,077.

We used net cash of $49,077 in operating activities for the nine months ended January 31, 2012 compared to net cash of $66,752 used in operating activities from inception to January 31, 2012.

During the nine months ended January 31, 2012 our monthly cash requirement was approximately $6,008 compared to approximately $5,519 from inception to January 31, 2012.  At January 31, 2012, we had cash of $9,517, which will cover our costs for approximately 1 and half months according to our current monthly burn rate.

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

We intend to raise the $1,420,500 to fund our operations for the next 12 months from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months.  If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing possibilities such as bank loans.  At this time we do not have any commitments from any broker-dealer to provide us with financing.

There is no assurance that any financing will be available or if available, on terms that will be acceptable to us.  We also may need additional financing to carry out our business plan.

Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment.  These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us.  If we cannot raise at least $1,420,500 we will not be able to open our first day spa and may have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure.  In such an event, we intend to implement expense reduction plans in a timely manner.  However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business.  We may need to obtain additional financing which may not be available, which could cause us to cease operations.

Results of Operations for the Nine months Ended January 31, 2012 and From Inception (December 30, 2010) to January 31, 2012

Revenues

We have not generated any revenues since inception.

Net Loss

We incurred a net loss of $49,577 for the nine months ended January 31, 2012.  From December 30, 2010 (date of inception) to January 31, 2011, we incurred a net loss of $6,965.  Since December 30, 2010 (date of inception) to January 31, 2012, we have incurred a net loss of $72,476.

Expenses

Our total expenses for the nine months ended January 31, 2012 were $49,577, which consisted entirely of general and administrative expenses.  Our general and administrative expenses consist of professional fees, management and consulting fees, stock based compensation, bank charges, travel, meals and entertainment, rent, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies.  From Inception to January 31, 2012 we have incurred total expenses of $72,476, which were all comprised of general and administrative expenses.

Results of Operations for the Three Months Ended January 31, 2012

Revenues

We have not yet generated any revenues.

Net Loss

We incurred a net loss of $24,299 for the three months ended January 31, 2012.

Expenses

Our total expenses for the three months ended January 31, 2012 were $24,299.  Our general and administrative expenses for the three months ended January 31, 2012 were $24,299.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of January 31, 2012, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4.  CONTROLS AND PROCEDURES

N/A

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2012.  Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit	Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

LIFETECH INDUSTRIES INC.
Date: March 16, 2012	By:	/s/ Benjamin Chung
Benjamin Chung
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

