Form 10-Q/A
period 2011-10-31
Lifetech Industries Inc.
filed 2012-04-05
CIK 1525852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2011 which the Registrant previously filed with the Securities and Exchange Commission on March 16, 2012 (the “Original Filing”).  The Registrant is filing this Amendment to  include some changes to the Balance Sheets which were not correctly reflected on the EDGARized version of the Original Filing.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.  Other events occurring after the filing of the Form 10-Q/A or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-Q/A.

2

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		1
Item 1.	Financial Statements Balance Sheets as of January 31, 2012 (unaudited) and April 30, 2011 (audited). Unaudited Statements of Operations for the three months and nine months ended January 31, 2012, from inception (December 30, 2010) to January 31, 2011, and from inception (December 30, 2010) to January 31, 2012. Unaudited Statements of Cash Flows for the nine months ended January 31, 2012, from inception (December 30, 2010) to January 31, 2011, and from inception (December 30, 2010) to January 31, 2012. Notes to Financial Statements	4
Item 2.	Management Discussion And Analysis Of Financial Condition and Results of Operations	5
Item 4T.	Controls And Procedures	9

PART II – OTHER INFORMATION		10
Item 1.	Legal Proceedings:	10
Item 2.	Unregistered Sales Of Equity Securities	10
Item 4.	Submission Of Matters To A Vote Security Holders:	10
Item 5.	Other Information:	10
Item 6.	Exhibits	11
Item 7.	Signature	11

3

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

4

Lifetech Industries Inc.

(A Development Stage Company)

Balance Sheets

	October 31 2011 $	April 30, 2011 $
	(unaudited)	(Audited)

ASSETS

Current Assets

Cash	23,816	18,594
Prepaid expense	10,000

Total current assets	33,816	18,594

Total assets	33,816	18,594

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	724	224
Due to related party	31,269	11,269
Accrued expense	-	5,000

Total current liabilities	31,993	16,493

Total liabilities	31,993	16,493

Stockholders’ Equity

Common stock, 200,000,000 shares authorized, $0.0001 par value; 50,000,000 shares issued and outstanding	5,000	2,500

Additional paid-in capital	45,000	22,400
Stock Payable	-	100

Deficit accumulated during the development stage	(48,177)	(22,899)

Total stockholders’ equity	1,823	2,101

Total liabilities and stockholders’ equity	33,816	18,594

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

Lifetech Industries Inc.

(A Development Stage Company)

Statements of Cash Flows

 (Unaudited)

		Inception
	For the	(December 30,
	Six month ended	2010)
	October 31	To October 31, 2011
	2011	2011

Operating Activities
Net (loss)	$ (25,278)	$ (48,177)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities: Increase in prepaid expenses	(10,000)	(10,000)
Increase in accounts payable	500	724
Increase in accrued expenses	-	5,000

Net cash used in operating activities	(34,778)	(52,453)

Financing Activities
Loans from Director	20,000	31,269
Sale of common stock	20,000	45,000
Net cash provided by financing activities	40,000	76,269

Net increase (decrease) in cash	5,222	23,816

Cash - Beginning of Period	18,594	-
Cash - End of Period	23,816	23,816

Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

Non-cash investing and financing activities:
Stock issued for accrued expenses	$ 5,000	$ 5,000

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

LIFETECH INDUSTRIES INC.
Date: April 4, 2012	By:	/s/ Benjamin Chung
Benjamin Chung
Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

