Form 10-Q/A
period 2012-01-31
Lifetech Industries Inc.
filed 2012-04-05
CIK 1525852

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2012 which the Registrant previously filed with the Securities and Exchange Commission on March 16, 2012 (the “Original Filing”).  The Registrant is filing this Amendment to  include some changes to the Statements of Cash Flows which were not correctly reflected on the EDGARized version of the Original Filing.

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

Lifetech Industries Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

		From inception	From inception
	For the Nine	(December 30,	(December 30,
	Months Ended	2010)	2010)
	January 31,	To January 31,	To January 31,
	2012	2011	2012

Operating Activities
Net (loss)	$ (49,577)	$ (6,965)	$ (72,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	500	523	724
Increase in accrued expenses	-		5,000

Net cash used in operating activities	(49,077)	(6,442)	(66,752)

Financing Activities
Loans from Director	20,000	6,397	31,269
Proceeds from stock issuance, net of offering costs	20,000	100	45,000
Net cash provided by financing activities	40,000	6,497	76,269

Net increase (decrease) in cash	(9,077)	55	9,517

Cash - Beginning of Period	18,594	-	-
Cash - End of Period	9,517	55	9,517

Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -

Non-cash investing and financing activities:
Stock issued for accrued expenses	$ 5,000	$ -	$ 5,000

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

