Form 10-K
period 2012-04-30
Lifetech Industries Inc.
filed 2012-07-25
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	April 30, 2012
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-175941

LIFETECH INDUSTRIES INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4439285
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

228 Hamilton Avenue, 3rd Floor, Palo
Alto, CA	94301
(Address of principal executive offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).

Yes ☒ No x

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.  The number of shares outstanding of each of the issuer’s classes of common equity as of June 21, 2012 was 50,000,000.

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean Lifetech Industries, Inc., a Nevada corporation, unless otherwise indicated.

Part I

ITEM 1.

BUSINESS

General Overview

We were incorporated as Lifetech Industries, Inc. in the State of Nevada on December 30, 2010 to develop a new day spa business in the affluent area of Montrose, California, surrounded by La Crescenta, La Canada, and Glendale.

The Company’s business is still in its early developmental and promotional stages and to date, the Company’s primary activities have involved significant re-structuring and re-organization.  The Company discontinued its planned spa development activities and adopted a new strategy to pursue opportunities in the air to water generator industry.

On April 30, 2012, the Company entered into a Joint Venture Agreement, a Distribution Agreement, and a Technology License Agreement (the “Agreements”) with Leadwill Corporation, a Japanese corporation (the “Manufacturer”).  Pursuant to the Agreements, the Company acquired the global exclusive right (excluding Japan) to make, use, sell and otherwise distribute all of the Manufacturer’s AirWell products and technologies.  The Manufacturer also granted the Company an exclusive and perpetual license to any and all of the Manufacturer’s patents, trademarks, and all other intellectual property related to the Manufacturer’s products and related technology, as well as the global exclusive right (excluding Japan) to assign, sublease, or otherwise transfer such rights in the Manufacturer’s technology to third parties.  The Company will pay the Manufacturer a royalty of 10% of the Company’s net sales received on the sale of the technology on a quarterly basis.  As of April 30, 2012 the Company had not yet began any activities or generated revenues under the Agreements.

In addition, the Company and the Manufacturer entered into a share swap where the Company will receive 20% of all voting shares of the Manufacturer and the Manufacturer will receive 10% of all voting shares of the Company.  The Company will account for its investment in the Manufacturer under the equity method accounting for investments.  As of April 30, 2012, no official share swap has taken place.

Our fiscal year end is April 30th.

Liquidity and Financial Resources

Through April 30, 2012, the Company had not carried on any significant operations and had not generated any revenues. The Company has incurred losses since inception aggregating $153,291.

We currently have minimal cash reserves. To date, the Company has covered operating deficits primarily through its financing activities. Accordingly, our ability to pursue our plan of operations is contingent on our being able to obtain funding for the development, marketing and commercialization of our products and services. As a result of its lack of operating success, the Company may not be able to raise additional financing to cover operating deficits.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit since inception (December 30, 2010) to the year ended April 30, 2012 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Current Business

As of the closing date of the Agreement’s on April 30, 2012, we adopted the business of air to water generator distribution and technology licensing. Our business plan is to market and distribute AirWell air to water generation systems and license the technology and corresponding distribution rights to third parties worldwide.

The Lifetech AirWell System is a highly advanced air to water generator that produces high quality water by promoting and filtering the condensation of moisture from air.  The Air Well System uses an advance triple step gathering system and 12-step purification process to produce water that is free of chemicals, pollutants, contaminants and hormones.

Our manufacturer currently produces a home/office unit which generates approximately 30 liters of water per day.  However, our air to water generation and filtration technology is scalable and we are currently in the process of developing customizable units to service the water needs of a variety of industries such as:

•

Shipping and boating

•

Hotels and resorts

•

Hospitals and schools

•

Mining and drilling

•

Government and military

•

Spas and “well-being” facilities

•

Humanitarian organizations

Our air to water generation and filtration technology is currently patented in Taiwan and Japan.

Operating Strategy

We plan to implement the following operating strategies:

•

Direct to Consumer Distribution: Market and distribute Air Well Systems direct to consumers worldwide

•

Wholesale Distribution: Develop relationships and sell Air Well Systems to wholesale distributors

•

Distribution Licensing: Provide exclusive distribution rights for Air Well Systems to strategic partners in specified regions

•

Technology Licensing: Provide exclusive licensing rights for air to water generation and filtration technology to strategic partners to manufacture and distribute Air Well Systems in specified regions

Employees

The Company currently has no employees and utilizes independent contractors for all day to day tasks.

Supplier and Production

All product design, production, and research and development is performed and managed by our strategic partner, Leadwill Corporation.

Competition

The water purification and bottled water industries are highly competitive.  There are approximately nine entities experimenting with the technology of air to water generation, of which two or three are direct active competitors. Some of those companies have limited or no business activities while others have entered into strategic alliances with one another. The relatively high energy cost associated with changing water from its vapor phase in the air to the liquid phase appears to be an obstacle to making sales for a number of these competitors. Control of bacteria and viruses in the field of atmospheric water generation creates a technological challenge that our 12 step filtration process has resolved. The atmospheric water generator and filtration system industry is new, rapidly evolving and can compete with more traditional water treatment systems that rely on surface and ground water supplies. In the future, our competitors can and may duplicate or surpass in efficacy many of the products or services offered by us.

Compliance with Government

Regulation

The manufacturing, processing, testing, packaging, labeling and advertising of the products that we distribute may be subject to regulation by one or more U.S. federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the CSA and UL in North America, the United States Department of Agriculture, the Environmental Protection Agency, the standards provided by the United States Public Health authority and the World Health Organization for Drinking Water. These activities may also be regulated by various agencies of the states, localities and foreign countries in which consumers reside.

ITEM 1A.

RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2.

PROPERTITES

Our principal executive office is located at 228 Hamilton Avenue, 3rd Floor, Palo Alto, California, USA.

ITEM 3.

LEGAL PROCEEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “LTCH.”

Our common shares are issued in registered form. Island Stock Transfer Inc., 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701 Telephone: (727) 289-0010; Facsimile: (772) 289-0069 is the registrar and transfer agent for our common shares.

On April 30, 2012, the shareholders' list showed 36 registered shareholders and 50,000,000 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We have not issued any equity compensation for during the fiscal year ended April 30, 2012.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended April 30, 2012 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended April 30, 2012.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended April 30, 2012.

ITEM 6.

SELECETED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

Lifetech Industries, Inc. was incorporated in Nevada on December 30, 2010.  Lifetech is currently in the development stage and has entered into a Joint Venture Agreement, a Distribution Agreement, and a Technology License Agreement (the “Agreements”) with Leadwill Corporation, a Japanese corporation, to acquire the global exclusive right (excluding Japan) to make, use, sell, distribute, and license all of their Air Well air to water generation products and technologies.  To this end, the Company’s future results of operation will be highly dependent upon the success of its efforts to sell and market these products and technologies.  The Company plans to sell its products direct to consumers, to distributors, and also through multiple indirect channels.

Results of Operations

Our audited operating results and cash flows are presented for the year ended April 30, 2012 and for the period since inception (December 30, 2010) to April 30, 2011.

Our operating results for the year ended April 30, 2012 and for the period since inception (December 30, 2010) to April 30, 2011 are summarized as follows:

	Year Ended April 30, 2012	Since inception (December 30, 2010) to April 30, 2010
Revenue	$-	$-
COGS	$-	$-
Gross Profit	$-	$-
Expenses	$130,392	$22,899
Net Loss	$(130,392)	$(22,899)

Revenue and Cost of Goods Sold

The Company earned no revenue and had no cost of goods sold for the year ended April 30, 2012 and for the period since inception (December 30, 2010) to April 30, 2011.

Operating Expenses

For the year ended April 30, 2012, we had total operating expenses of $130,392 as compared to $22,899 for the period since inception (December 30, 2010) to April 30, 2011.  The increase was mainly due to increased professional fees, travel expenses and filing fees as a result of business development and the change of business plan from spa development to air to water generation and technology.

Liquidity and Financial Condition

Working Capital

	As atApril 30,2012	As atApril 30,2011	Change
Current Assets	$9,737	$18,594	$(8,857)
Current Liabilities	$115,950	$16,493	$(99,457)
Working Capital	$(106,213)	$2,101	$(90,600)

Cash Flows

	Year EndedApril 30,2012	Since inception (December 30, 2010) toApril 30,2011
Net Cash Used in Operating Activities	$(128,599)	$(17,675)
Net Cash Used by Investing Activities	$(2,922)	$-
Net Cash Provided by (Used In) Financing Activities	$122,664	$36,269
Net Increase (Decrease) in Cash During the Period	$(8,857)	$18,594

We will require additional funds to fund our budgeted expenses in the future. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock.  Further, we may continue to be unprofitable.  Additionally, there is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from cash flow and raise equity and/or debt to increase sales.  Our primary source of liquidity is through financing activities.  Our cash balance as of April 30, 2012 and 2011 is $9,737 and $18,594.

As of April 30, 2012 and 2011, our company was obligated to Benjamin Chung, our Chief Executive Officer, for a non-interest bearing demand loan with a balance of $108,933 and $11,269.

Plan of Operation and Cash Requirements

We currently have minimal cash reserves and a significant working capital deficit. Accordingly, our ability to pursue our plan of operations is contingent on our being able to obtain funding for the development, marketing and commercialization of our products and services. Management plans, as soon as finances permit, to hire additional management and staff for its US-based operations especially in the areas of finance, sales, marketing, and investor/public relations. The Company may also choose to outsource some of its marketing requirements by utilizing a series of independent contractors based on the projected size of the market and the compensation necessary to retain qualified employees.

To achieve our new operational plan, we will need to raise substantial additional capital for our operations through licensing fees and product sales, sale of equity securities and/or debt financing. We have no cash to fund our operations at this time, so we plan to sell licenses and products, offer common stock in private placements as well as seeking debt financing during the next 12 months to raise up to $5,000,000.  We believe the proceeds from such efforts will enable us to expand our operations and focus on our marketing campaign.

We will require additional funding to continue our operations, for marketing expenses, to pursue regulatory approvals for our products, for any possible acquisitions or new technologies. We may seek to access the public or private equity markets whenever conditions are favorable. We may also seek additional funding through strategic alliances or collaborate with others. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. As we are presently in the early stages of development and promotional stages of our business, we can provide no assurance that we will be successful with our efforts to establish any revenue. In order to pursue our existing operational plan, we are dependent upon the continuing sales and financial support of creditors and stockholders until such time when we are successful in raising debt/equity capital to finance the operations and capital requirements of the Company or until such time that we can generate sufficient revenue from our various divisions.

Going Concern

For the year ended April 30, 2012, our company has incurred losses of $130,392 and has an accumulated deficit of $153,291.  Our company intends to fund operations through operational cash flow and equity/debt financing arrangements.  These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Use of estimates

In preparing financial statements in conformity with US GAAP, our management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities.  These estimates and assumptions also affect the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported periods. Actual results could differ from those estimates.

Our financial statements include some amounts that are based on our management's best estimates and judgments. The most significant estimates relate to the valuation allowance for accounts receivable, returns, inventory, deferred taxes and various contingent liabilities. It is reasonably possible that the above-mentioned estimates and others may be adjusted as more current information becomes available, and any adjustment could be significant in future reporting periods.

Income Taxes

The Company accounts for income taxes in accordance with the FASB Codification Topic 740-10-25 (“ASC 740-10-25”), which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, it requires recognition of future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rates

Foreign currency exposures arise from transactions, including firm commitments and anticipated contracts, denominated in a currency other than an entity's functional currency and from foreign-denominated revenues translated into U.S. dollars. Changes in currency exchange rates may affect the relative prices at which we and our foreign competitors sell products in the same market and collect receivables from such sales. We generally sell our products in U.S. dollars.

Changes in currency rates may affect prices at which we conduct business with our vendors and our employees.  Payments subject to foreign currency translation are executed at our deposit bank currency spot rate at the time of payment, generally at each month’s end.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIFETECH INDUSTRIES, INC.

(A Development Stage Company)

(Audited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Lifetech Industries Inc.

We have audited the accompanying balance sheets of Lifetech Industries Inc, (A Development Stage Company) as of April 30, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from inception (December 30, 2010) to April 30, 2012.  Lifetech Industries Inc’s., management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lifetech Industries Inc.,(A Development Stage Company) as April 30, 2012 and 2011 and the results of their operations and their cash flows for the years then ended and for the period from inception (December 30, 2010) to April 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

July 25, 2012

LIFETECH INDUSTRIES INC. (A Development Stage Company) BALANCE SHEETS (Audited)
	April 30,	April 30,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$9,737	$18,594
Total current assets	9,737	18,594
Intangible asset, net	2,922	-
Total assets	$12,659	$18,594
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) Current liabilities:
Accounts payable	$7,017	$224
Accrued expenses	-	5,000
Due to related party	108,933	11,269
Total current liabilities	115,950	16,493

Total liabilities	$115,950	$16,493

Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 50,000,000 (2011 – 25,000,000) shares issued and outstanding	5,000	2,500
Additional paid-in Capital	45,000	22,400
Stock payable	-	100
Accumulated deficit	(153,291)	(22,899)
Total stockholders' equity (deficit)	(103,291)	2,101

Total liabilities and stockholders' equity (deficit)	$12,659	$18,594
The accompanying notes are an integral part of the financial statements

LIFETECH INDUSTRIES INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Audited)

	Year Ended April 30, 2012	Since inception (December 30, 2010) to April 30, 2011	Since inception (December 30, 2010) to April 30, 2012

Revenue, net	$-	$ -	$ -
Cost of sales	-	-	-
Gross profit	-	-	-
Operating Expenses
Professional fees	62,964	-	62,964
General and administrative expenses	67,428	22,899	90,327
Total operating expenses	130,392	22,899	153,291
Net (loss)	$(130,392)	$(22,899)	$(153,291)
Earnings (loss) per share of common stock	$(0.003)	$(0.000)

Weighted average shares of common stock outstanding	44,931,507	6,782.192

The accompanying notes are an integral part of the financial statements

LIFETECH INDUSTRIES INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED INCEPTION (DECEMBER 30, 2010) TO APRIL 30, 2012

(Audited)

	Common			Additional	Stock	Deficit Accumulated	Total Stockholders’
	Shares			Paid-in	Payable	During	Equity
	Outstanding		Amount	Capital		Development Stage	(Deficit)
Inception, December 30, 2010	-	$		$-	$-	$-	$-

Cash received in January 2011 for stock to be issued					100		100

Issue common stock – January and February 2011, net of offering costs	25,000,000		2,500	22,400			24,900
Net loss						(22,899)	(22,899)
Balance, April 30, 2011	25,000,000		2,500	22,400	100	(22,899)	2,101
Contribution to capital July 2011				100	(100)		-
Issue common stock for cash and services – July 2011	25,000,000		2,500	22,500			25,000
Net loss						(130,392)	(130,392)
Balance, April 30, 2012	50,000,000		$ 5,000	$45,000	$ -	$(146,291)	$(96,291)

The accompanying notes are an integral part of the financial statements

LIFETECH INDUSTRIES INC.

(A Development Stage Company)

STATEMENT OF CASH FLOW

(Audited)

	Year Ended April, 30	Since inception (December 30, 2010) to April, 30	Since inception (December 30, 2010) to April, 30
	2012	2011	2012
Cash flows from operating activities
Net (loss)	$(130,392)	$(22,899)	$(153,291)
Changes in operating assets and liabilities:
Accounts payable	6,793	224	(7,017)
Accrued expenses	-	5,000	5,000
Net cash used in operating activities	(123,599)	(17,675)	(141,274)
Cash flows from investing activities
Website development cost	(2,922)	-	(2,921)
Net cash used in investing activities	(2,922)	-	(2,921)
Cash flows from financing activities
Advance from related party	97,664	11,269	108,933
Issuance of common stock for cash	20,000	25,000	45,000
Net cash flows provided by financing activities:	117,664	36,269	153,933
Net increase (decrease) in cash	(8,857)	18,594	153,933
Cash- beginning of period	18,594	-	-
Cash- end of period	$9,737	$18,594	9,737
Supplemental non-cash information Liabilities settled in stock	$5,000	$-	$ 5,000

The accompanying notes are an integral part of the financial statements.

LIFETECH INDUSTRIES INC.

(A Development Stage Company)

Notes To Financial Statements
(Audited)

1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

Business description

Lifetech Industries, Inc. (LTCH) was incorporated in the State of Nevada on December 30, 2010 to develop a new day spa business in the affluent area of Montrose, California, surrounded by La Crescenta, La Canada, and Glendale.  The Company is a development stage enterprise, as defined in FASB ASC 915 “Development Stage Entities.”

Our business is still in its early developmental and promotional stages and to date, our primary activities have involved significant re-structuring and re-organization.  We have discontinued our planned spa development activities and adopted a new strategy to pursue opportunities in the air to water generator industry.

On April 30, 2012, we entered into a Joint Venture Agreement, a Distribution Agreement, and a Technology License Agreement (the “Agreements”) with Leadwill Corporation, a Japanese corporation (the “Manufacturer”).  Pursuant to the Agreements, we acquired the global exclusive right (excluding Japan) to make, use, sell and otherwise distribute all of the Manufacturer’s AirWell products and technologies.  The Manufacturer also granted us an exclusive and perpetual license to any and all of the Manufacturer’s patents, trademarks, and all other intellectual property related to the Manufacturer’s products and related technology, as well as the global exclusive right (excluding Japan) to assign, sublease, or otherwise transfer such rights in the Manufacturer’s technology to third parties.

In addition, the Company and the Manufacturer entered into a share swap where the Company will receive 20% of all voting shares of the Manufacturer and the Manufacturer will receive 10% of all voting shares of the Company.  The Company will account for its investment in the Manufacturer under the equity method accounting for investments.  As of April 30, 2012, no official share swap has taken place.

As of the closing date of the Agreement’s on April 30, 2012, we adopted the business of air to water generator distribution and technology licensing. Our business plan is to market and distribute AirWell air to water generation systems and license the technology and corresponding distribution rights to third parties worldwide.

The Lifetech AirWell System is a highly advanced air to water generator that produces high quality water by promoting and filtering the condensation of moisture from air.  The Air Well System uses an advance triple step gathering system and 12-step purification process to produce water that is free of chemicals, pollutants, contaminants and hormones.

Our manufacturer currently produces a home/office unit which generates approximately 30 liters of water per day.  However, our air to water generation and filtration technology is scalable and we are currently in the process of developing customizable units to service the water needs of a variety of industries such as:

•

Shipping and boating

•

Hotels and resorts

•

Hospitals and schools

•

Mining and drilling

•

Government and military

•

Spas and “well-being” facilities

•

Humanitarian organizations

Our air to water generation and filtration technology is currently patented in Taiwan and Japan.

LIFETECH INDUSTRIES INC.

(A Development Stage Company)
Notes To Financial Statements

(Audited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s accounting policies used in the preparation of the accompanying financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP") and have been consistently applied. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include: revenue recognition; sales returns and other allowances; allowance for doubtful accounts; valuation of inventory; valuation and recoverability of long-lived assets; property and equipment; contingencies; and income taxes.

On a regular basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Development Stage Company

The Company is a development stage company as defined in FASB ASC 915 “Development Stage Entities.”  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  All losses accumulated since inception has been considered as part of the Company’s development stage activities.

Cash and cash equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. For cash management purposes the company concentrates its cash holdings in an account at JP Morgan Chase Bank.  The balances in these accounts may exceed the federally insured limit of $ 250,000 per account by the Federal Deposit Insurance Corporation (FDIC) in case of bank failure.  This would have a significantly negative impact on the company’s ability to continue operations.

Foreign currency translation

The Company’s functional currency and its reporting currency is the United States Dollar.

LIFETECH INDUSTRIES INC.

(A Development Stage Company)
Notes To Financial Statements

(Audited)

Financial Instruments

The carrying values of cash, prepaid expenses, accounts payable, and amounts due to related parties approximate fair value because of the short-term nature of these instruments.  Management believes that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Website development costs

Under the provisions of Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Development or Obtained for Internal Use,” the Company previously capitalized costs of design, configuration, ,coding, installation, and testing of the Company’s website up to its initial implementation.  Costs will be amortized to expense over an estimated useful life of three years using the straight-line method.  Ongoing website post-implementation cost of operations, including training and application, are expensed as incurred.  The Company evaluates the recoverability of website development costs in accordance with Financial Accounting Standards No. 121 “Accounting of the Impairment of Long Lived Assets.”  As of the year ended April 30, 2012, management does not believe that there is a need for the impairment of costs incurred toward the development of its website.

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expense related to fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method.  The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.  To date, the Company has not adopted a stock option plan and has not granted any stock options.  The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50.  Costs are measured at the estimated fair market value of the consideration received of the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

As at April 30, 2012 the Company had no stock-based compensation plans nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

Income Taxes

Income taxes are accounted for under the assets and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss per Share

The Company follows ASC Topic 260 to account for earnings per share.  Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.  During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

LIFETECH INDUSTRIES, INC.

(A Development Stage Copany)
Notes To Financial Statements

(Audited)

Prepaid Expenses

Prepaid expenses are those funds which were paid to vendors for goods or services not yet received.  Our prepaid expenses for the year ended April 30, 2012 and for the period since inception (December 30, 2010) to April 30, 2011 were $0 and $0, respectively.

Accrued Expenses and Other Current Liabilities

Accounts payable are those funds owed to our business partners for goods and services rendered which are related to our business operations.  Our accounts payable for the year ended April 30, 2012 and for the period since inception (December 30, 2010) to April 30, 2011 were $7,017 and $224, respectively.

The Company accrues expenses related to professional services rendered but not yet paid for and various office expenses and reimbursements. Our accrued expenses were $0 and $5,000 for the year ended April 30, 2012 and for the period since inception (December 30, 2010) to April 30, 2011, respectively.

Recent accounting pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations, or cash flows of the Company.

3. GOING CONCERN

As of April 30, 2012, our company has accumulated losses of $153,291 since inception.  Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending April 30, 2013.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

4. DUE TO RELATED PARTY

As of April 30, 2012 and 2011, our Company was obligated to Benjamin Chung, our CEO, for a non-interest bearing demand loan with a balance of $108,933 and $11,269, respectively.

5. COMMON STOCK

The authorized capital of the Company is 200,000,000 common shares with a par value of $0.0001 per share.  On July 13, 2011, the Company authorized the issuance of 25,000,000 shares of common stock at $0.001 per share to Benjamin Chung, our CEO.  The Company relied on Section 4(2) of the Securities Act for this issuance.

In January 2011, the Officer of the Company contributed an amount of $100 for stock which had not yet been issued. This amount was classified as Stock Payable on the balance sheet.  On July 13, 2011, when 25,000,000 shares of common stock was issued, this amount was reclassified to additional paid in capital.

On July 13, 2011, the Company issued 25,000,000 shares of common stock at $0.001 per share to Benjamin Chung, our CEO for services of $ 5,000 and for cash of $ 20,000.  The Company relied on Section 4(2) of the Securities Act for this issuance. As of April 30, 2012 50,000,000 common shares are issued & outstanding.

LIFETECH INDUSTRIES INC.

(A Development Stage Company)
Notes To Financial Statements

(Audited)

5. COMMON STOCK – CONT.

During the period between January 2011 and February 2011, the Company issued 25,000,000 shares of common stock under private placement agreements to various investors at $0.001 per share.  The Company received a total of $24,900, net of offering proceeds.

As of April 30, 2012 50,000,000 common shares are issued & outstanding.

6. RELATED PARTY TRANSACTIONS

As of April 30, 2012 and 2011, our Company was obligated to Benjamin Chung, our CEO, for a non-interest bearing demand loan with a balance of $108,933 and $11,269, respectively.

On July 13, 2011 the Officer of the Company contributed an amount of $100 towards additional paid in capital.

7. INCOME TAXES

From the Company’s inception (December 31, 2010) through the year end April 30, 2012, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  As of April 30, 2012 and 2011, the Company had approximately $153,291 and 22,899 of federal and state operating losses.  The net operating loss carry forwards, if not utilized, will begin to expire in 2031.  The provision for income taxes consisted of the following components for the period ended April 30, 2012 and for the period since inception (December 30, 2010) to April 30, 2011:

Deferred tax assets:	2012	2011
Net operating loss carry forwards	$ 53,652	$ 8,015
Valuation allowance	(53,652)	(8,015)

Total deferred tax assets	$ ---	$ ---

The valuation allowance for deferred tax assets as of April 30, 2012 and 2011 was $53,652 and $ 8,015 respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of April 30, 2012 and 2011 and recorded a full valuation allowance.

8. SUBSEQUENT EVENTS

In May 2012, we signed an agreement with Epik Investments Limited, a Limited Liability Corporation incorporated under the laws of the Hong Kong Special Administrative Region, assigning them the exclusive rights to sell and distribute all of our products in Hong Kong and the People’s Republic of China.  These exclusive distribution rights are for a period of 2 years.  We received consideration of $100,000 under the terms of the agreement.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain and develop disclosure controls and procedures designed to ensure that information required to be disclosed in the reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers.  Under the new management team, as required by SEC Rule 15d-15(b), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our principal executive and our principal financial officer concluded that while we believe we have effective disclosure controls and procedures we will to continue to develop such controls and procedures to assure their effectiveness.  The policies we have developed are instituted firm wide and management will require testing of these controls and procedures in the future.  The management team will also provide guidance to employees to ensure clear understanding of the controls and procedures. The firm will utilize its technology to assist in the process of overseeing its business practices.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes these policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions or our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepting accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our Company has not been not required to assess and evaluate internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”).  As such, management’s assessment of the effectiveness of our internal control over financial reporting is not complete.

Management is committed to take appropriate steps to implement compliance with SOX 404 and is in the process of preparing to document and identify any deficiencies or material weaknesses, evaluate and implement recommended changes and test our internal control over financial reporting.

In making our assessment of internal control over financial reporting, management is using the criteria established I the “Internal Control – Integrated Framework” issued but the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because our evaluation of internal control over financial reporting is not yet complete, we cannot assure you that we will not discover material weaknesses: however, management will work towards compliance with SOX 404 as of April 30, 2012.

No change in our internal control over financial reporting occurred during the last fiscal quarter of the year ended April 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

 ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Heldwith the Company	Age	Date First Elected or Appointed
Benjamin Chung	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	36	December 30, 2010

Business Experience

Benjamin Chung – President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

From March 2006 to present, Mr. Chung has been the director of operations and owner of Spa Pura, a private company located in Glendale, California.  He is directly involved in all aspects of founding and successful running of the business, including infrastructure design, construction, personnel recruitment, compliance, strategic planning, marketing, budgeting, client relations, etc.  He also has extensive experience as a licensed real estate broker in the state of California. He holds a B.S. in Business/Economics from the University of California Los Angeles.

Employment Agreements

We have no formal employments agreements in place.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding      by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended April 30, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Board and Committee Meetings

Our board of directors currently consists of Benjamin Chung.  The Board held no formal meetings during the year ended April 30, 2012. As the company develops a more comprehensive Board of Directors all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of April 30, 2012, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently the company is continuing to develop a comprehensive Board of Directors and does not have a specified Audit Committee.  The company intends to appoint audit, compensation and other applicable committee members as it appoints individuals with pertinent expertise in 2013.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

ITEM 11.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
Nameand Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensa-tion($)	Change in PensionValue and Nonqualified Deferred Compensation Earnings($)	AllOther Compensa-tion($)	Total($)
Benjamin Chung(1) Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director	20112010	0N/A	0N/A	0N/A	0N/A	0N/A	0N/A	0N/A	0N/A

(1)

Mr. Chung was appointed Chief Executive, Chief Financial Officer, President, Treasurer and a Director of our company on December 30, 2010.

Other than set out below there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended April 30, 2012.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards

Option Exercises and Stock Vested

There were no options exercised or stock vested by our named officers during the year ended April 30, 2012.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 30, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature ofBeneficial Ownership	Percentageof Class(1)
Benjamin Chung4081 W. 8th Street, Los Angeles, CA 90005	25,000,000 common shares	50.0%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2012.  As of April 30, 2012 there were 50,000,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended April 30, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

As of April 30, 2012, our Company was obligated to Benjamin Chung, our CEO, for a non-interest bearing demand loan with a balance of $108,933.

Director Independence

Benjamin Chung is our only currently active director.

We have determined that we do not have any directors who are independent directors, as that term is used in Rule 4200(a) (15) of the Rules of National Association of Securities Dealers.

Currently we do not have audit, nominating or compensation committees or committees performing similar functions.  There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Our board of directors has determined that it does have a member of its audit committee who qualifies as an “audit committee financial expert” as defined in as defined in Item 407(d) (5) (ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2012 and for fiscal year ended April 30, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	April 30, 2012	April 30, 2011
Audit Fees	$10,000	$-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,000	$-

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements

      (1)   Financial statements for our company are listed in the index under Item 8 of this document

      (2)   All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LIFETECH INDUSTRIES INC.
(Registrant)
Dated: July 25, 2012	/s/ Benjamin Chung
Benjamin Chung
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive Officer)

