Form 10-K/A
period 2012-04-30
Lifetech Industries Inc.
filed 2012-07-26
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012, which the Registrant previously filed with the Securities and Exchange Commission on July 25, 2012 (the “Original Filing”).  The Registrant is filing this Amendment to make some minor corrections to its Statement of Stockholder’s Equity and Statement of Cash Flows. Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.  Other events occurring after the filing of the Form 10-K or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-K/A.

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

Liquidity and Financial Condition

Working Capital

	As atApril 30,2012	As atApril 30,2011	Change
Current Assets	$9,737	$18,594	$(8,857)
Current Liabilities	$115,950	$16,493	$(99,457)
Working Capital	$(106,213)	$2,101	$(90,600)

Cash Flows

	Year EndedApril 30,2012	Since inception (December 30, 2010) toApril 30,2011
Net Cash Used in Operating Activities	$(123,599)	$(17,675)
Net Cash Used by Investing Activities	$(2,922)	$-
Net Cash Provided by (Used In) Financing Activities	$117,664	$36,269
Net Increase (Decrease) in Cash During the Period	$(8,857)	$18,594

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

The accompanying notes are an integral part of the financial statements

LIFETECH INDUSTRIES INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED INCEPTION (DECEMBER 30, 2010) TO APRIL 30, 2012

(Audited)

	Common			Additional	Stock	Deficit Accumulated	Total Stockholders’
	Shares			Paid-in	Payable	During	Equity
	Outstanding		Amount	Capital		Development Stage	(Deficit)
Inception, December 30, 2010	-	$		$-	$-	$-	$-

Cash received in January 2011 for stock to be issued					100		100

Issue common stock – January and February 2011, net of offering costs	25,000,000		2,500	22,400			24,900
Net loss						(22,899)	(22,899)
Balance, April 30, 2011	25,000,000		2,500	22,400	100	(22,899)	2,101
Contribution to capital July 2011				100	(100)		-
Issue common stock for cash and services – July 2011	25,000,000		2,500	22,500			25,000
Net loss						(130,392)	(130,392)
Balance, April 30, 2012	50,000,000		$ 5,000	$45,000	$ -	$(153,291)	$(103,291)

The accompanying notes are an integral part of the financial statements

LIFETECH INDUSTRIES INC.

(A Development Stage Company)

STATEMENT OF CASH FLOW

(Audited)

	Year Ended April, 30	Since inception (December 30, 2010) to April, 30	Since inception (December 30, 2010) to April, 30
	2012	2011	2012
Cash flows from operating activities
Net (loss)	$(130,392)	$(22,899)	$(153,291)
Changes in operating assets and liabilities:
Accounts payable	6,793	224	(7,017)
Accrued expenses	-	5,000	5,000
Net cash used in operating activities	(123,599)	(17,675)	(141,274)
Cash flows from investing activities
Website development cost	(2,922)	-	(2,922)
Net cash used in investing activities	(2,922)	-	(2,922)
Cash flows from financing activities
Advance from related party	97,664	11,269	108,933
Issuance of common stock for cash	20,000	25,000	45,000
Net cash flows provided by financing activities:	117,664	36,269	153,933
Net increase (decrease) in cash	(8,857)	18,594	9,737
Cash- beginning of period	18,594	-	-
Cash- end of period	$9,737	$18,594	9,737
Supplemental non-cash information Liabilities settled in stock	$5,000	$-	$ 5,000

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

LIFETECH INDUSTRIES INC.
(Registrant)
Dated: July 26 2012	/s/ Benjamin Chung
Benjamin Chung
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive Officer)

