Form 10-Q
period 2012-07-31
Lifetech Industries Inc.
filed 2012-09-14
CIK 1525852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

[     ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-175941

LIFETECH INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4439285
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

228 Hamilton Avenue, 3rd Floor, Palo Alto, CA	94301
(Address of principal executive offices)	(Zip Code)

(213) 880-3243
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[ ] YES [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

50,000,000 common shares issued and outstanding as of August 14, 2012

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

        Item 1.   Financial Statements

Balance Sheets as of July 31, 2012 (unaudited) and April 30, 2012

               Unaudited Statements of Operations for the three months ended July 31, 2012 and 2011

               Unaudited Statements of Cash Flows for the three months ended July 31, 2012 and 2011

               Notes to Financial Statements

        Item 2.   Management Discussion and Analysis of Financial Condition and Results of Operations.

        Item 4T.  Controls and Procedures.

PART II –OTHER INFORMATION

        Item 1.   Legal Proceedings.

        Item 2.   Other Sales of Equity Securities.

        Item 4.   Mine Safety Disclosures.

        Item 5.   Other Information.

        Item 6.   Exhibits.

        Item 7.   Signature.

2

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our audited financial statements filed therewith along with the Form 10-K/A Annual Report with the U.S. Securities and Exchange Commission (SEC) on July 26, 2012 and can be found on the SEC website at www.sec.gov.

3

LIFETECH INDUSTRIES, INC.

(A Development Stage Company)

(Unaudited)

Balance Sheets as of July 31, 2012 (unaudited) and April 30, 2012

Unaudited Statements of Operations for the three months ended July 31, 2012 and 2011

Unaudited Statements of Cash Flows for the three months ended July 31, 2012 and 2011

Notes to Financial Statements

3

LIFETECH INDUSTRIES, INC. (A Development Stage Company) BALANCE SHEETS (Unaudited)
	July 31,	April 30,
	2012	2012

ASSETS
Current assets:
Cash and cash equivalents	$41,164	$9,737
Total current assets	41,164	9,737
Intangible asset, net	12,322	2,922
Total assets	$53,486	$12,659
LIABILITIES AND STOCKHOLDERS’ DEFICIT Current liabilities:
Accounts payable	$7,159	$7,017
Deferred revenue	50,000	-
Due to related party	118,933	108,933
Total current liabilities	176,092	115,950
Other liabilities:
Deferred revenue	37,500	-
Total other liabilities	37,500	-

Total liabilities	$213,592	$115,950

Stockholders’ deficit
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 50,000,000 shares issued and outstanding	5,000	5,000
Additional paid-in Capital	45,000	45,000
Accumulated deficit	(210,106)	(153,291)
Total stockholders' equity deficit	(160,106)	(103,291)

Total liabilities and stockholders' deficit	$53,486	$12,659

LIFETECH INDUSTRIES, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended July 31, 2012	Three Months Ended July 31, 2011	Since inception (December 30, 2010) to April 30, 2012
Revenue, net	$12,500	$-	$12,500
Cost of sales	-	-	-
Gross profit	12,500	-	12,500
Operating Expenses
Professional fees	6,360	24,500	69,323
Travel expenses	50,880	-	50,880
General and administrative expenses	12,075	105	102,403
Total operating expenses	69,315	24,605	222,606
Net (loss)	$(56,815)	$(24,605)	$(210,106)
Basic and diluted (loss) per share	$(0.00)	$(0.00)
Weighted average shares of common stock outstanding – basic	50,000,000	6,782,192

LIFETECH INDUSTRIES, INC. (A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended	Three Months Ended	Since inception (December 30, 2010)
	July 31,	July 31,	to July 31,
	2012	2011	2012
Cash flows from operating activities
Net (loss)	$(56,815)	$(24,605)	$(210,106)
Changes in operating assets and liabilities:
Accounts payable	142	500	7,159
Deferred revenue	87,500	-	92,500
Net cash (used) in operating activities	30,827	(24,105)	(110,447)

Cash flows from investing activities
Website development costs	(9,400)	-	(12,322)
Net cash (used) in investing activities	(9,400)	-	(12,322)
Cash flows from financing activities
Advance from related party	10,000	-	118,933
Stock payable	-	(100)	-
Issuance of common stock for cash	-	20,100	45,000
Net cash flows provided by financing activities:	10,000	20,000	163,933
Net increase (decrease) in cash	$31,427	$(4,105)	41,164
Cash- beginning of period	9,737	18,594	-
Cash- end of period	$41,164	$14,489	41,164

Supplemental non-cash information
Liabilities settled in stock	$-	$5,000	$5,000

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

Our business is still in its early developmental and promotional stages and to date, our primary activities have involved significant re-structuring and re-organization.  We have discontinued our planned spa development activities and adopted a new strategy to pursue opportunities in the air to water generator (“AWG”) industry.

On April 30, 2012, we entered into a Joint Venture Agreement, a Distribution Agreement, and a Technology License Agreement (the “Agreements”) with Leadwill Corporation, a Japanese corporation (the “Manufacturer” and the “Licensor”).

Pursuant to the Joint Venture Agreement, we acquired the global exclusive right (excluding Japan) to make, use, sell and otherwise distribute all of the Manufacturer’s AWG products and technologies.  In addition, we have the exclusive right to assign, sublicense, or otherwise subcontract our distribution and marketing rights to third parties.  We were also granted an exclusive license to any and all of the Manufacturer’s patents, trademarks, and all other intellectual property related to AWG products and have the exclusive right to assign, sublicense, or otherwise transfer these rights to third parties.  We will receive the Manufacturer’s AWG products at the price of twelve percent (12%) above wholesale costs for such products.

Pursuant to the Distribution Agreement, we were appointed as the Manufacturer’s sole and exclusive Distributor.  As such, we were given the exclusive right to: (1) market, promote, sell, and distribute all of the Manufacturer’s current and future AWG products and technology; and (2) assign, sublicense, or otherwise subcontract these distribution and marketing rights to third parties worldwide (excluding Japan).  The Manufacturer will receive ten percent (10%) of the net profits generated from our distribution of the AWG technology, less related costs and expenses.

Pursuant to the Technology License Agreement, we were granted an exclusive, perpetual license to make, manufacture, use, sell or otherwise distribute all of the Licensor’s AWG related technology.  We were also granted the right to sublicense these rights to third parties at our sole discretion.  We will pay the Licensor a royalty equal to ten percent (10%) of the Net Sales Revenue received from our sales of the licensed technology on a quarterly basis.

Upon execution of the Agreements, Leadwill Corporation has agreed to (A) file all necessary “doing business as” (“d/b/a”) documents in Japan so that Leadwill shall d/b/a “Lifetech Japan,” (B) change its corporate name from “Leadwill Corporation” to “Lifetech Japan,” or (C) transfer or “spinoff” all and not less than all of its AWG business into a new, separate corporate entity in Japan, to be called “Lifetech Japan”.  All of our rights set forth in the Agreements shall apply equally to the new, separate corporate entity.

As a part of the Agreements, we entered into a share swap with the Manufacturer where we will receive 20% of all voting shares of the Manufacturer and the Manufacturer will receive 10% of all voting shares of our Company.  We will account for its investment in the Manufacturer under the equity method accounting for investments.  As of September 10, 2012, no official share swap has taken place.

The Lifetech AirWell System is a highly advanced air to water generator that produces high quality water by promoting and filtering the condensation of moisture from air.  The Air Well System uses an advance triple step gathering system and 12-step purification process to produce water that is free of chemicals, pollutants, contaminants and hormones.

1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION (CONT.)

Our manufacturer currently produces a home/office unit which generates approximately 30 liters of water per day.  However, our air to water generation and filtration technology is scalable and we are currently in the process of developing customizable units to service the water needs of a variety of industries such as:

·         Shipping and boating

·         Hotels and resorts

·         Hospitals and schools

·         Mining and drilling

·         Government and military

·         Spas and “well-being” facilities

·         Humanitarian organizations

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

Development Stage Company

The Company is a development stage company as defined in FASB ASC 915 “Development Stage Entities”.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have fully commenced and are operational.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Revenue recognition

Our revenue recognition policy is in accordance with generally accepted accounting principles, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectability of revenue is reasonably assured.

In May 2012, we signed an agreement with Epik Investments Limited, a Limited Liability Corporation incorporated under the laws of the Hong Kong Special Administrative Region, assigning them the exclusive rights to sell and distribute all of our products in Hong Kong and the People’s Republic of China.  These exclusive distribution rights are for a period of 2 years.  We received consideration of $100,000 under the terms of the agreement.  As of July 31, 2012, we accrued deferred revenue of $87,500 related to this agreement.

Foreign currency translation

The Company’s functional currency and its reporting currency is the United States Dollar.

Financial Instruments

The carrying values of cash, accounts payable, and amounts due to related parties approximate fair value because of the short-term nature of these instruments.  Management believes that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Website development costs

Under the provisions of FASB-ASC Topic 350, the Company previously capitalized costs of design, configuration, coding, installation, and testing of the Company’s website up to its initial implementation.  Costs will be amortized to expense over an estimated useful life of three years using the straight-line method.  Ongoing website post-implementation cost of operations, including training and application, are expensed as incurred.  The Company evaluates the recoverability of website development costs in accordance with FASB-ASC Topic 360.  The website was published and went live at the end of July 2012.  As of the period ended July 31, 2012, management does not believe that there is a need for the impairment of costs incurred toward the development of its website.

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

As at July 31, 2012 the Company had no stock-based compensation plans nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Accounts Payable and Other Current Liabilities

Accounts payable are those funds owed to our business partners for goods and services rendered which are related to our business operations.  Our accounts payable as of July 31, 2012 and April 30, 2012 were $7,159 and $7,017, respectively.

Recent accounting pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations, or cash flows of the Company.

3. GOING CONCERN

As of July 31,, 2012, our company has accumulated losses of $210,106 since inception.  Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending April 30, 2013.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

4. DUE TO RELATED PARTY

As of July 31, 2012 and April 30, 2012, our Company was obligated to Benjamin Chung, our CEO, for a non-interest bearing, due on demand loan with a balance of $118,933 and $108,933, respectively.

5. COMMON STOCK

The authorized capital of the Company is 200,000,000 common shares with a par value of $0.0001 per share

During the period January 2011 and February 2011, Company authorized the issuance of  25,000,000 shares at $0.001 per share to Benjamin Chung, CEO of the Company.  However till the end of balance sheet date April 30, 2011 the officer paid only $100 as contribution against the purchase of shares. Such shares were not considered issued and outstanding at the period end and $100 is considered as stock payable. On July 13, 2011, the Company issued 25,000,000 shares of common stock at a price of $0.001 per share for a value of $25,000 to Benjamin Chung, its President.  Of the $25,000, $20,000 was paid in cash and $5,000 was paid for in services.  The Company relied on Section 4(2) of the Securities Act for this issuance.

During the period between January 2011 and February 2011, Company issued 25,000,000 common stock under the private placements agreement to various investors at $0.001 per share. Company received a total of $24,900 net of offering proceeds.

As of July 31, 2012 and April 30, 2012, 50,000,000 common shares are issued & outstanding.

6. RELATED PARTY TRANSACTIONS

On July 13, 2011 the Officer of the Company contributed an amount of $100 towards additional paid in capital.  As of July 31, 2012 and April 30, 2012, our Company was obligated to Benjamin Chung, our CEO, for a non-interest bearing, due on demand loan with a balance of $118,933 and $108,933, respectively.

7. SUBSEQUENT EVENTS

On September 1, 2012,we entered into a Joint Venture Agreement, a Distribution Agreement, and a Technology License Agreement (the “New Agreements”) with Lifetech Japan Corporation (the “New Manufacturer”), a Japanese corporation.  Under the terms of our original Joint Venture Agreement with Leadwill Corporation, Leadwill agreed to transfer or “spinoff” all of its AWG business into a separate corporate entity in Japan, to be called “Lifetech Japan”.  The New Agreements were executed pursuant to the transfer of the AWG business from Leadwill to Lifetech Japan.  Under the New Agreements, all of our rights to Lifetech Japan’s AWG products and technologies remain the same.

Pursuant to the New Agreements, we acquired the global exclusive right (excluding Japan) to make, use, sell or otherwise distribute all of the New Manufacturer’s Air Well products and technologies.  The New Manufacturer has also granted us an exclusive and perpetual license to any and all of the New Manufacturer’s patents, trademarks and all other intellectual property related to the New Manufacturer’s products and related technology, as well as the global exclusive right (excluding Japan) to assign, sublicense or otherwise transfer such rights in the New Manufacturer’s technology to third parties, globally.  We will pay the Manufacturer 10% of the Company’s net sales received on the sale of the technology on a quarterly basis.  We will use its reasonable commercial efforts to recruit key management and sales personnel, access strategic global distribution partners, research and develop market, advertise, sell, distribute, brand, package, and otherwise promote the New Manufacturer’s Air Well products at our expense and in our sole discretion.  The term of the New Agreements are for 10 years and shall automatically renew for 10 years unless both parties mutually agreement not to renew 90 days before the end of the term.

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

Pursuant to the Joint Venture Agreement, we acquired the global exclusive right (excluding Japan) to make, use, sell and otherwise distribute all of the Manufacturer’s AWG products and technologies.  In addition, we have the exclusive right to assign, sublicense, or otherwise subcontract our distribution and marketing rights to third parties.  We were also granted an exclusive license to any and all of the Manufacturer’s patents, trademarks, and all other intellectual property related to AWG products and have the exclusive right to assign, sublicense, or otherwise transfer these rights to third parties.  We will receive the Manufacturer’s AWG products at the price of twelve percent (12%) above wholesale costs for such products.

Pursuant to the Distribution Agreement, we were appointed as the Manufacturer’s sole and exclusive Distributor.  As such, we were given the exclusive right to: (1) market, promote, sell, and distribute all of the Manufacturer’s current and future AWG products and technology; and (2) assign, sublicense, or otherwise subcontract these distribution and marketing rights to third parties worldwide (excluding Japan).  The Manufacturer will receive ten percent (10%) of the net profits generated from our distribution of the AWG technology, less related costs and expenses.

Pursuant to the Technology License Agreement, we were granted an exclusive, perpetual license to make, manufacture, use, sell or otherwise distribute all of the Licensor’s AWG related technology.  We were also granted the right to sublicense these rights to third parties at our sole discretion.  We will pay the Licensor a royalty equal to ten percent (10%) of the Net Sales Revenue received from our sales of the licensed technology on a quarterly basis.

Upon execution of the Agreements, Leadwill Corporation has agreed to (A) file all necessary “doing business as” (“d/b/a”) documents in Japan so that Leadwill shall d/b/a “Lifetech Japan,” (B) change its corporate name from “Leadwill Corporation” to “Lifetech Japan,” or (C) transfer or “spinoff” all and not less than all of its AWG business into a new, separate corporate entity in Japan, to be called “Lifetech Japan”.  All of our rights set forth in the Agreements shall apply equally to the new, separate corporate entity.

As a part of the Agreements, we entered into a share swap with the Manufacturer where we will receive 20% of all voting shares of the Manufacturer and the Manufacturer will receive 10% of all voting shares of our Company.  We will account for its investment in the Manufacturer under the equity method accounting for investments.  As of September 10, 2012, no official share swap has taken place.

The Lifetech AirWell System is a highly advanced air to water generator that produces high quality water by promoting and filtering the condensation of moisture from air.  The Air Well System uses an advance triple step gathering system and 12-step purification process to produce water that is free of chemicals, pollutants, contaminants and hormones.

4

Our manufacturer currently produces a home/office unit which generates approximately 30 liters of water per day.  However, our air to water generation and filtration technology is scalable and we are currently in the process of developing customizable units to service the water needs of a variety of industries such as:

·         Shipping and boating

·         Hotels and resorts

·         Hospitals and schools

·         Mining and drilling

·         Government and military

·         Spas and “well-being” facilities

·         Humanitarian organizations

Our air to water generation and filtration technology is currently patented in Taiwan and Japan.

Liquidity and Capital Resources

Cash Flows
	Three months ended July 31, 2012	Three months ended July 31, 2011	Since inception (December 30, 2010) to July 31, 2012

Net Cash From (Used in) Operating Activities	$30,827	$(24,605)	$(210,106)
Net Cash Used by Investing Activities	$(9,400)	$-	$(12,322)
Net Cash From Financing Activities	$10,000	$20,000	$163,933
Net Increase (Decrease) in Cash During the Period	$31,427	$(4,105)	$41,164

Through July 31, 2012, the Company had not carried on any significant operations and had not generated any significant revenues. The Company has incurred losses since inception aggregating $210,106.

We currently have minimal cash reserves. To date, the Company has covered operating deficits primarily through its financing activities. Accordingly, our ability to pursue our plan of operations is contingent on our being able to obtain funding for the development, marketing and commercialization of our products and services. We plan to obtain additional funding of approximately $500,000 through debt financing and revenues from operations.  However, as a result of its lack of operating success, the Company may not be able to raise additional financing to cover operating deficits.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit since inception (December 30, 2010) to the quarter ended July 31, 2012 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the Three Months Ended July 31, 2012 and 2011

Revenues

Revenues for the three months ended July 31, 2012, and July 31, 2011 and were $12,500 and $0, respectively. The increase in revenue was the result of the 2 year distribution contract signed with Epik Investments Limited in May 2012.

Net Loss

For the three months ended July 31, 2012 and July 31, 2011  we incurred net losses of $56,815 and $24,605, respectively.

5

Expenses

Our total expenses for the three months ended July 31, 2012 were $69,615, which consisted of $6,420 of professional fees and $62,595 of general and administrative expenses.  Our general and administrative expenses consist of bank charges, travel, meals and entertainment, rent, and computer and internet expenses.  For the three months ended July 31, 2011 we incurred total expenses of $24,605, which were all comprised of $24,500 of professional fees and $105 of general and administrative expenses.  Since inception (December 30, 2010) to July 31, 2012, we incurred total expenses of $222,606, which consisted of $69,323 of professional fee and $153,283 of general and administrative expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of July 31, 2012, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4.  CONTROLS AND PROCEDURES

N/A

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2012.  Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6

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

ITEM 4.  MINE SAFETY DISCLOSURES

N/A.

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

Dated: September 14, 2012
/s/ Benjamin Chung Benjamin Chung
Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director

7