Form 10-Q
period 2012-10-31
Lifetech Industries Inc.
filed 2012-12-13
CIK 1525852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

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

(888) 271-9368
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
[X] YES [] NO

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

50,000,000 common shares issued and outstanding as of December 11, 2012

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		1
Item 1.	Financial Statements Balance Sheets as of October 31, 2012 (unaudited) and April 30, 2012 Unaudited Statements of Operations for the three months and six months ended October 31, 2012 and 2011 and for the periods from inception (December 30, 2010) to October 31, 2012 Unaudited Statements of Cash Flows for the six months ended October 31, 2012 and 2011 and for the periods from inception (December 30, 2010) to October 31, 2012 Notes to Financial Statements	3
Item 2.	Management Discussion And Analysis Of Financial Condition and Results of Operations	4
Item 4T.	Controls And Procedures	6

PART II – OTHER INFORMATION		7
Item 1.	Legal Proceedings:	7
Item 2.	Unregistered Sales Of Equity Securities	7
Item 4.	Submission Of Matters To A Vote Security Holders:	7
Item 5.	Other Information:	7
Item 6.	Exhibits	7
Item 7.	Signature	7

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

3

LIFETECH INDUSTRIES, INC. (A Development Stage Company) BALANCE SHEETS (Unaudited)
	October 31,	April 30,
	2012	2012

ASSETS
Current assets:
Cash and cash equivalents	$5,522	$9,737
Total current assets	5,522	9,737
Intangible asset, net	12,322	2,922
Total assets	$17,844	$12,659
LIABILITIES AND STOCKHOLDERS’ DEFICIT Current liabilities:
Accounts payable	$1,444	$7,017
Deferred revenue	50,000	-
Due to related party	145,883	108,933
Total current liabilities	197,327	115,950
Other liabilities:
Deferred revenue	25,000	-
Total other liabilities	25,000	-

Total liabilities	222,327	115,950

Stockholders’ deficit
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 50,000,000 shares issued and outstanding	5,000	5,000
Additional paid-in capital	45,000	45,000
Accumulated deficit during development stage	(254,483)	(153,291)
Total stockholders' deficit	(204,483)	(103,291)
Total liabilities and stockholders' deficit	$17,844	$12,659

The accompanying notes are an integral part of these financial statements.

F-1

LIFETECH INDUSTRIES, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	Six Months Ended October 31, 2012	Six Months Ended October 31, 2011	Since inception (December 30, 2010) to October 31, 2012
Revenue, net	$12,500	$-	$25,000	$-	$25,000
Cost of sales	7,034	-	7,105	-	7,105
Gross profit	5,466	-	17,895	-	17,895
Operating Expenses
Professional fees	3,610	-	9,969	24,500	126,171
Travel expenses	37,184	-	88,064	-	116,217
General and administrative expenses	9,049	673	21,054	778	29,990
Total operating expenses	49,843	673	119,087	25,278	272,378
Net loss	$(44,377)	$(673)	$(101,192)	$(25,278)	$(254,483)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares of common stock outstanding – basic	50,000,000	50,000,000	50,000,000	40,027,322

The accompanying notes are an integral part of these financial statements.

F-2

LIFETECH INDUSTRIES, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended	Six Months Ended	Since inception (December 30, 2010)
	October 31,	October 31,	to October 31,
	2012	2011	2012
Cash flows from operating activities
Net loss	$(101,192)	$(25,278)	$(254,483)
Changes in operating assets and liabilities:
Accounts payable	(5,573)	500	1,444
Prepaid expenses	-	(10,000)	-
Accrued expenses	-	-	5,000
Deferred revenue	75,000	-	75,000
Net cash used in operating activities	(31,765)	(34,778)	(173,039)

Cash flows from investing activities
Website development costs	(9,400)	-	(12,322)
Net cash used in investing activities	(9,400)	-	(12,322)
Cash flows from financing activities
Advance from related party	36,950	20,000	145,883
Issuance of common stock for cash	-	20,000	45,000
Net cash flows provided by financing activities:	36,950	40,000	190,883
Net increase (decrease) in cash	(4,215)	5,222	5,522
Cash- beginning of period	9,737	18,594	-
Cash- end of period	$5,522	$23,816	$5,522

Supplemental non-cash information
Liabilities settled in stock	$-	$5,000	$5,000

The accompanying notes are an integral part of these financial statements.

F-3

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

As a part of the Agreements, we entered into a share swap with the Manufacturer where we will receive 20% of all voting shares of the Manufacturer and the Manufacturer will receive 10% of all voting shares of our Company.  We will account for its investment in the Manufacturer under the equity method accounting for investments.  As of November 25, 2012, no official share swap has taken place.

On September 1, 2012, we entered into a Joint Venture Agreement, a Distribution Agreement, and a Technology License Agreement (the “New Agreements”) with Lifetech Japan Corporation (the “New Manufacturer”), a Japanese corporation.  The New Agreements were executed pursuant to the transfer of the AWG business from Leadwill to Lifetech Japan.  Under the New Agreements, all of our rights to Lifetech Japan’s AWG products and technologies remain the same.

The term of the New Agreements are for 10 years and shall automatically renew for 10 years unless both parties mutually agree not to renew 90 days before the end of the term.

The Lifetech AirWell System is a highly advanced air to water generator that produces high quality water by promoting and filtering the condensation of moisture from air.  The Air Well System uses an advance triple step gathering system and 12-step purification process to produce water that is free of chemicals, pollutants, contaminants and hormones.

F-4

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

F-4

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Revenue recognition

Our revenue recognition policy is in accordance with generally accepted accounting principles, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectability of revenue is reasonably assured.

In May 2012, we signed an agreement with Epik Investments Limited, a Limited Liability Corporation incorporated under the laws of the Hong Kong Special Administrative Region, assigning them the exclusive rights to sell and distribute all of our products in Hong Kong and the People’s Republic of China.  These exclusive distribution rights are for a period of 2 years.  We received consideration of $100,000 under the terms of the agreement.  As of October 31, 2012, we accrued deferred revenue of $75,000 related to this agreement.

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

Website development costs

Under the provisions of FASB-ASC Topic 350, the Company previously capitalized costs of design, configuration, coding, installation, and testing of the Company’s website up to its initial implementation.  Costs will be amortized to expense over an estimated useful life of three years using the straight-line method.  Ongoing website post-implementation cost of operations, including training and application, are expensed as incurred.  The Company evaluates the recoverability of website development costs in accordance with FASB-ASC Topic 350.  As of the period ended October 31, 2012, management does not believe that there is a need for the impairment of costs incurred toward the development of its website.

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

As at October 31, 2012 the Company had no stock-based compensation plans nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

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

F-5

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

Accounts Payable and Other Current Liabilities

Accounts payable are those funds owed to our business partners for goods and services rendered which are related to our business operations.  Our accounts payable as of October 31, 2012 and April 30, 2012 were $1,444 and $7,017, respectively.

Recent accounting pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations, or cash flows of the Company.

3. GOING CONCERN

As of October 31, 2012, our company has accumulated losses of $254,483 since inception.  Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending April 30, 2013.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

4. DUE TO RELATED PARTY

As of October 31, 2012 and April 30, 2012, our Company was obligated to Benjamin Chung, our CEO, for a non-interest bearing, due on demand loan with a balance of $145,883 and $108,933, respectively.

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

As of October 31, 2012 and April 30, 2012, 50,000,000 common shares are issued & outstanding.

F-6

6. RELATED PARTY TRANSACTIONS

On July 13, 2011 the Officer of the Company contributed an amount of $100 towards additional paid in capital.  As of October 31, 2012 and April 30, 2012, our Company was obligated to Benjamin Chung, our CEO, for a non-interest bearing, due on demand loan with a balance of $145,883 and $108,933, respectively.

7. SUBSEQUENT EVENTS

On December 1, 2012, the Company signed an agreement with SunPlex limited for the exclusive right to distribute Airwell products within the following ten countries in Africa:

•

Benin

•

Cameroon

•

Togo

•

Ghana

•

Cote D’ivoire

•

Niger

•

South Africa

•

Tanzania

•

Chad

•

Nigeria

The distribution agreement has a 5 year term and involves targeting medical facilities, government agencies, schools, and setting up water depots throughout the ten countries.

F-7

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

On September 1, 2012, we entered into a Joint Venture Agreement, a Distribution Agreement, and a Technology License Agreement (the “New Agreements”) with Lifetech Japan Corporation (the “New Manufacturer”), a Japanese corporation.  The New Agreements were executed pursuant to the transfer of the AWG business from Leadwill to Lifetech Japan.  Under the New Agreements, all of our rights to Lifetech Japan’s AWG products and technologies remain the same.

The term of the New Agreements are for 10 years and shall automatically renew for 10 years unless both parties mutually agree not to renew 90 days before the end of the term.

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

4

Liquidity and Capital Resources

Cash Flows
	Six months ended October 31, 2012	Six months ended October 31, 2011	Since inception (December 30, 2010) to October 31, 2012

Net Cash From Used in Operating Activities	$(31,765)	$(34,778)	$(173,039)
Net Cash Used by Investing Activities	$(9,400)	$-	$(12,322)
Net Cash From Financing Activities	$36,950	$40,000	$190,883
Net Increase (Decrease) in Cash During the Period	$(4,215)	$5,222	$5,522

Through October 31, 2012, the Company had not carried on any significant operations and had not generated any significant revenues. The Company has incurred losses since inception aggregating $254,483.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit since inception (December 30, 2010) to the quarter ended October 31, 2012 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the Six Months Ended October 31, 2012 and 2011

Revenues

Revenues for the six months ended October 31, 2012, and October 31, 2011 were $25,000 and $0, respectively. The increase in revenue was the result of the 2 year distribution contract signed with Epik Investments Limited in May 2012.

Net Loss

For the six months ended October 31, 2012 and October 31, 2011 we incurred net losses of $101,192 and $25,278, respectively.

Expenses

Our total expenses for the six months ended October 31, 2012 were $119,086, which consisted of $9,969 of professional fees, 88,064 of travel expenses, and $21,054 of general and administrative expenses.  Our general and administrative expenses consist of bank charges, advertising and promotion, meals and entertainment, rent, computer and internet expenses, and other miscellaneous expenses.  For the six months ended October 31, 2011 we incurred total expenses of $25,278, which consisted of $24,500 of professional fees and $778 of general and administrative expenses.  Since inception (December 30, 2010) to October 31, 2012, we incurred total expenses of $272,378, which consisted of $126,171 of professional fees, $116,217 of travel expenses and $29,990 of general and administrative expenses.

5

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of October 31, 2012, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2012. Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: December 13, 2012

/s/ Benjamin Chung
Benjamin Chung
Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director

7