Form 10-Q
period 2013-01-31
Lifetech Industries Inc.
filed 2013-03-18
CIK 1525852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to_____

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
☑YES ☐NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐YES ☑NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
☐YES ☑NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
☑YES ☐NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
50,000,000 common shares issued and outstanding as of March 15, 2013

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Unaudited Balance Sheets as of Juanuary 31, 2013 and April 30, 2012
	Unaudited Statements of Operations for the three months and nine months ended January 31, 2013 and 2012 and for the period from inception (December 30, 2010) to January 31, 2013
	Unaudited Statements of Cash Flows for the nine months ended January 31, 2013 and 2012 and for the period from inception (December 30, 2010) to January 31, 2013
	Notes to Financial Statements
Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Mine Safety Disclosures	13
Item 5.	Other Information	13
Item 6.	Exhibits	13
Signatures		13

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

LIFETECH INDUSTRIES, INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	January 31,	April 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$225	$9,737
Total current assets	225	9,737
Intangible asset, net	14,660	2,922
Total assets	$14,885	$12,659
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,989	$7,017
Deferred revenue	50,000	—
Due to related party	151,818	108,933
Total current liabilities	207,807	115,950
Other liabilities:
Deferred revenue	12,500	—
Total other liabilities	12,500	—
Total liabilities	220,307	115,950
STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 50,000,000 shares issued and outstanding	5,000	5,000
Additional paid-in capital	45,000	45,000
Accumulated deficit during development stage	(255,422)	(153,291)
Total stockholders' deficit	(205,422)	(103,291)
Total liabilities and stockholders' deficit	$14,885	$12,659

LIFETECH INDUSTRIES, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended January 31, 2013	Three Months Ended January 31, 2012	Nine Months Ended January 31, 2013	Nine Months Ended January 31, 2012	Since inception (December 30, 2010) to January 31, 2013
Revenue, net	$12,500	$—	$37,500	$—	$37,500
Cost of sales	—	—	7,106	—	7,106
Gross profit	12,500	—	30,394	—	30,394
Operating Expenses
Professional fees	6,703	24,169	17,441	49,262	113,197
Travel expenses	—	—	88,064	—	116,217
Depreciation	862	—	862	—	862
General and administrative expenses	5,874	130	26,158	315	55,540
Total operating expenses	13,439	24,299	132,525	49,577	285,816
Net loss	$(939)	$(24,299)	$(102,131)	$(49,577)	$(255,422)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares of common stock outstanding – basic	50,000,000	50,000,000	50,000,000	43,363,636

LIFETECH INDUSTRIES, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended January 31, 2013	Nine Months Ended January 31, 2012	Since inception (December 30, 2010) to January 31, 2013
Cash flows from operating activities
Net loss	$(102,131)	$(49,577)	$(255,422)
Adjusments to reconcile net loss to net cash used in operating activities:
Depreciation	862	—	862
Changes in operating assets and liabilities:
Accounts payable	(1,028)	500	5,989
Accrued expenses	—		5,000
Deferred revenue	62,500	—	62,500
Net cash used in operating activities	(39,797)	(49,077)	(181,071)
Cash flows from investing activities
Website development costs	(12,600)	—	(15,522)
Net cash used in investing activities	(12,600)	—	(15,522)
Cash flows from financing activities
Advance from related party	42,885	20,000	151,818
Issuance of common stock for cash	—	20,000	45,000
Net cash flows provided by financing activities:	42,885	40,000	196,818
Net increase (decrease) in cash	(9,512)	(9,077)	225
Cash- beginning of period	9,737	18,594	—
Cash- end of period	$225	$9,517	$225
Supplemental non-cash information
Liabilities settled in stock	$—	$5,000	$5,000

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

As a part of the Agreements, we entered into a share swap with the Manufacturer where we will receive 20% of all voting shares of the Manufacturer and the Manufacturer will receive 10% of all voting shares of our Company. We will account for its investment in the Manufacturer under the equity method accounting for investments. As of January 31, 2013, no official share swap has taken place.

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

In May 2012, we signed an agreement with Epik Investments Limited, a Limited Liability Corporation incorporated under the laws of the Hong Kong Special Administrative Region, assigning them the exclusive rights to sell and distribute all of our products in Hong Kong and the People’s Republic of China. These exclusive distribution rights are for a period of 2 years. We received consideration of $100,000 under the terms of the agreement. As of January 31, 2013, we accrued deferred revenue of $62,500 related to this agreement.

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

Website development costs

Under the provisions of FASB-ASC Topic 350, the Company previously capitalized costs of design, configuration, coding, installation, and testing of the Company’s website up to its initial implementation. Costs will be amortized to expense over an estimated useful life of three years using the straight-line method. Ongoing website post-implementation cost of operations, including training and application, are expensed as incurred. The Company evaluates the recoverability of website development costs in accordance with FASB-ASC Topic 350. As of the period ended January 31, 2013, management does not believe that there is a need for the impairment of costs incurred toward the development of its website.

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

As at January 31, 2013 the Company had no stock-based compensation plans nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

Accounts Payable and Other Current Liabilities

Accounts payable are those funds owed to our business partners for goods and services rendered which are related to our business operations. Our accounts payable as of January 31, 2012 and April 30, 2012 were $5,989 and $7,017, respectively.

Recent accounting pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations, or cash flows of the Company.

3. GOING CONCERN

As of January 31, 2013, our company has accumulated losses of $255,422 since inception. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending April 30, 2013. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

4. DUE TO RELATED PARTY

As of January 31, 2013 and April 30, 2012, our Company was obligated to Benjamin Chung, our CEO, for a non-interest bearing, due on demand loan with a balance of $151,818 and $108,933, respectively.

5. COMMON STOCK

The authorized capital of the Company is 200,000,000 common shares with a par value of $0.0001 per share

During the period January 2011 and February 2011, Company authorized the issuance of 25,000,000 shares at $0.001 per share to Benjamin Chung, CEO of the Company.  However till the end of balance sheet date April 30, 2011 the officer paid only $100 as contribution against the purchase of shares. Such shares were not considered issued and outstanding at the period end and $100 considered as stock payable. On July 13, 2011, the Company issued 25,000,000 shares of common stock at a price of $0.001 per share for a value of $25,000 to Benjamin Chung, its President.  Of the $25,000, $20,000 was paid in cash and $5,000 was paid for in accrued expenses.  The Company relied on Section 4(2) of the Securities Act for this issuance.

During the period between January 2011 and February 2011, the Company issued 25,000,000 common stock under the private placements agreement to various investors at $0.001 per share. Company received a total of $24,900 net of offering proceeds.

As of January 31, 2013 and April 30, 2012, 50,000,000 common shares are issued & outstanding.

6. RELATED PARTY TRANSACTIONS

On July 13, 2011 the Officer of the Company contributed an amount of $100 towards additional paid in capital. As of January 31, 2013 and April 30, 2012, our Company was obligated to Benjamin Chung, our CEO, for a non-interest bearing, due on demand loan with a balance of $151,818 and $108,933, respectively.

7. SUBSEQENT EVENTS

Management evaluated events and transactions that occurred after the balance sheet date for potential recognition and disclosure through March 15, 2013, the date on which the financial statements were issued.

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

Our manufacturer currently produces a home/office unit which generates approximately 30 liters of water per day. However, our air to water generation and filtration technology is scalable and we are currently in the process of developing customizable units to service the water needs of a variety of industries such as:

·	Shipping and boating
·	Hotels and resorts
·	Hospitals and schools
·	Mining and drilling
·	Government and military
·	Spas and “well-being” facilities
·	Humanitarian organizations

Our air to water generation and filtration technology is currently patented in Taiwan and Japan.

Liquidity and Capital Resources

Cash Flows
	Nine months ended January 31, 2013	Nine months ended January 31, 2012	Since inception (December 30, 2010) to January 31, 2013
Net Cash From Used in Operating Activities	$(39,797)	$(49,077)	$(181,071)
Net Cash Used by Investing Activities	$(12,600)	$—	$(15,522)
Net Cash From Financing Activities	$42,885	$40,000	$196,818
Net Increase (Decrease) in Cash During the Period	$(9,512)	$(9,077)	$225

Through January 31, 2013, the Company had not carried on any significant operations and had not generated any significant revenues. The Company has incurred losses since inception aggregating $255,422.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit since inception (December 30, 2010) to the quarter ended January 31, 2013 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the Three and Nine Months Ended January 31, 2013 and 2012

Revenues

Revenues for the three months ended January 31, 2013 and January 31, 2012 were $12,500 and $0, respectively. The increase in revenue was the result of the 2 year distribution contract signed with Epik Investments Limited in May 2012.

Revenues for the nine months ended January 31, 2013 and January 31, 2012 were $37,500 and $0, respectively. The increase in revenue was the result of the 2 year distribution contract signed with Epik Investments Limited in May 2012.

Cost of Goods Sold

Cost of goods sold for the three months ended January 31, 2013 and January 31, 2012 were $0.

Cost of goods sold for the nine months ended January 31, 2013 and January 31, 2012 were $7,106 and $0, respectively. The increase in cost of goods sold was the result of direct costs related to the distribution contract signed with Epik Investments Limited.

Net Loss

For the nine months ended January 31, 2013 and January 31, 2012 we incurred net losses of $102,131 and $49,577, respectively. For the three months ended January 31, 2013 and January 31, 2012 we incurred net losses of $939 and $24,299, respectively.

Expenses

Our total expenses for the nine months ended January 31, 2013 were $132,525, which consisted of $17,441 of professional fees, $88,064 of travel expenses, $862 of depreciation and $26,158 of general and administrative expenses.  Our general and administrative expenses consist of bank charges, advertising and promotion, meals and entertainment, rent, computer and internet expenses, and other miscellaneous expenses.  For the nine months ended January 31, 2012 we incurred total expenses of $49,577, which consisted of $49,262 of professional fees and $315 of general and administrative expenses.

Our total expenses for the three months ended January 31, 2013 were $13,439, which consisted of $6,703 of professional fees, $862 of depreciation and $5,874 of general and administrative expenses.  Our general and administrative expenses consist of bank charges, advertising and promotion, meals and entertainment, rent, computer and internet expenses, and other miscellaneous expenses.  For the three months ended January 31, 2012 we incurred total expenses of $24,299, which consisted of $24,169 of professional fees and $130 of general and administrative expenses.

Since inception (December 30, 2010) to January 31, 2013, we incurred total expenses of $285,816, which consisted of $113,917 of professional fees, $116,217 of travel expenses, $862 of depreciation and $55,540 of general and administrative expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of January 31, 2013, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2013. Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

N/A.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS*	XBRL Instance Document
EX-101.SCH*	XBRL Taxonomy Extension Schema
EX-101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB*	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Lifetech Industries Inc

Date: March 18, 2013	By:	/s/ Benjamin Chung
Benjamin Chung Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director