Form 10-K
period 2013-04-30
Lifetech Industries Inc.
filed 2013-07-29
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	April 30, 2013
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-175941

LIFETECH INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4439285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Bellevue Way NE, Suite 400, Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	425-462-4219

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.  The number of shares outstanding of each of the issuer’s classes of common equity as of July 19, 2013 was 50,000,000.

TABLE OF CONTENTS

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

As a part of the Agreements, we entered into a share swap with the Manufacturer where we will receive 20% of all voting shares of the Manufacturer and the Manufacturer will receive 10% of all voting shares of our Company. We will account for its investment in the Manufacturer under the equity method accounting for investments. As of April 30, 2013, no official share swap has taken place.

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

Our fiscal year end is April 30th.

Liquidity and Financial Resources

Through April 30, 2013, the Company had not carried on any significant operations and had generated $50,000 in revenues. The Company has incurred losses since inception aggregating $260,087.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficits since inception (December 30, 2010) to the year ended April 30, 2013 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Current Business

As of the closing date of the Agreement’s on April 30, 2012, we adopted the business of air to water generator distribution and technology licensing. Our business plan is to market and distribute AirWell air to water generation systems and license the technology and corresponding distribution rights to third parties worldwide.    .

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

ITEM 1A.

RISK FACTORS

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

Risks Related to our Business

We are in our early stages of development and face a risk of business failure.

We are in our early stage of development.  We have no way to evaluate the likelihood that we will be able to operate our business successfully. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the technology and sales industries. We recognize that if we are unable to generate significant revenues from our sales, we will not be able to earn profits or continue operations.  There is only a limited history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations form our current business initiatives.  If we are unsuccessful in addressing these risks, our business will most likely fail.

We are dependent on our suppliers

Our success is highly dependent upon the continued support and services of suppliers.  We are solely dependent on their support to provide enough inventory to meet our purchase orders.  If our suppliers are not able to manufacture enough products to meet the demands of our purchase orders, our business will most likely fail.

Demand for our products and services may fail to materialize

Our growth and success will depend on our success in introducing and selling our products.  The market for the products and services we plan to offer is relatively new and there is little hard data to validate market demand or predict how this demand will be segmented.  There could be much lower demand than believed, or interest in our products and services could decline, which could adversely affect our ability to sustain our operations.

Our ability to continue as a going concern is in substantial doubt.

The ability of our company to continue as a going concern is in substantial doubt and is dependent on achieving profitable operations and obtaining the necessary financing in order to develop our business. The outcome of these matters cannot be predicted at this time. Our future operations are dependent on the market’s acceptance of our products in order to ultimately generate future profitable operations, and our ability to secure sufficient financing to fund future expansion or operations. There can be no assurance that our products will be able to secure market acceptance.  Management plans to raise additional equity financing to enable our company to complete our development plans.  However, there can be no assurance that we will be successful in raising additional financing. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We have limited financial and management resources to pursue our growth strategy.

Our growth strategy may place a significant strain on our management, operational and financial resources. We have negative cash flow from operations and continue to seek additional capital. We will have to obtain additional capital either through debt or equity financing. There can be no assurance, however, that we will be able to obtain such financing on terms acceptable to our company.

If we raise additional funds through the issuance of equity or convertible securities, these new securities may contain certain rights, preferences or privileges that are senior to those of our common shares. Additionally, the percentage of ownership of our company held by existing shareholders will be reduced.

Dependence on key management and personnel

Our business requires additional staff in all areas to successfully bring our products to market.  Our success depends on our ability to attract and retain management and sales personnel with expertise and experience in related fields.  If we are unable to attract and retain qualified management and sales personnel, we will suffer diminished changes of future success.

Dependence on and protection of Intellectual Property Rights

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

We consider our rights under the License Agreement to be material, and as a result, termination of the Agreements would have a material adverse effect upon our company.  There can be no assurance that any protective action taken by us will prevent imitation of our products or infringement of our intellectual property rights by others, or prevent an ensuing loss of revenue or other damages.  Furthermore, as we expand our intellectual property rights by producing new products, creating new trademarks, and distributing our collections in new jurisdictions, our efforts may attract third party claims that question the validity of our intellectual property rights.  There can be no assurance that any such claims will not succeed in frustrating, restricting, or blocking our ability to produce certain designs or to use certain trademarks in certain countries.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

We have not paid dividends in the past and do not expect to pay dividends for the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of our common stock.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.  Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including without limitation, our financial condition, operating results, cash needs, growth plans, and the terms of any credit agreements that we may be party to at the time.  To the extent we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent our stock price increases, which may never occur.  In addition, investors must rely on sales of their common stock after price appreciation as the only way to realize their investment, and if the price of our stock does not appreciate, then there will be no return on investment.  Investors seeking cash dividends should not purchase our common stock.

Our officers, directors, and principal stockholders (greater than 5% stockholders) collectively control approximately 50% of our outstanding common stock.  As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control.  In particular, this concentration of ownership of our common stock could have the effect or delaying or preventing a change in control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us.  This, in turn, could have a negative effect on the market price of our common stock.  It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.  Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Other Risks

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2.

PROPERTITES

Our principal executive office was located at 228 Hamilton Avenue, 3rd Floor, Palo Alto, California, USA.

Effective June 18, 2013, the Company has moved its executive offices to 800 Bellevue Way NE, Suite 400, Bellevue, Washington 98004.  The Company’s new telephone number is 425-462-4219.

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

On April 30, 2013, the shareholders' list showed 36 registered shareholders and 50,000,000 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We have not issued any equity compensation for during the fiscal year ended April 30, 2013.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended April 30, 2013.

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

Results of Operations

Our audited operating results and cash flows are presented for the years ended April 30, 2013 and 2012, and for the period since inception (December 30, 2010) to April 30, 2013.

Our operating results for the years ended April 30, 2013 and 2012, and for the period since inception (December 30, 2010) to April 30, 2013 are summarized as follows:

	Year Ended April 30, 2013	Year Ended April 30, 2012	Since inception (December 30, 2010) to April 30, 2013
Revenue	$50,000	$-	$50,000
COGS	$-	$-	$-
Gross Profit	$50,000	$-	$50,000
Expenses	$156,796	$130,392	$310,087
Net Loss	$(106,796)	$(130,392)	$(260,087)

Revenue and Cost of Goods Sold

Our revenue recognition policy is in accordance with generally accepted accounting principles, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectability of revenue is reasonably assured.

In May 2012, we signed an agreement with Epik Investments Limited, a Limited Liability Corporation incorporated under the laws of the Hong Kong Special Administrative Region, assigning them the exclusive rights to sell and distribute all of our products in Hong Kong and the People’s Republic of China. These exclusive distribution rights are for a period of 2 years. We received consideration of $100,000 under the terms of the agreement. As of April 30, 2013, we accrued deferred revenue of $50,000 related to this agreement.

Operating Expenses

For the year ended April 30, 2013, we had total operating expenses of $156,796 as compared to $130,392 for the year ended April 30, 2012.  The increase was mainly due to increase in travel expenses and filing fees as a result of business development and the change of business plan from spa development to air to water generation and technology.

Liquidity and Financial Condition

Working Capital
	As at April 30, 2013	As at April 30, 2012	Change
Current Assets	$3,600	$9,737	$(6,137)
Current Liabilities	$227,053	$115,950	$(111,103)
Working Capital	$(223,453)	$(106,213)	$(117,240)

Cash Flows
	Year Ended April 30, 2013	Year Ended April 30, 2012	Since inception (December 30, 2010) to April 30, 2013
Net Cash Used in Operating Activities	$(57,282)	$(123,599)	$(198,556)
Net Cash Used by Investing Activities	$(12,600)	$(2,922)	$(15,522)
Net Cash Provided by (Used In) Financing Activities	$63,745	$117,664	$217,678
Net Increase (Decrease) in Cash During the Period	$(6,137)	$(8,857)	$3,600

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

Liquidity and Capital Resources

Growth of our operations will be based on our ability to internally finance from cash flow and raise equity and/or debt to increase sales.  Our primary source of liquidity is through financing activities.  Our cash balance as of April 30, 2013 and 2012 is $3,600 and $9,737.

As of April 30, 2013 and 2012, our company was obligated to Benjamin Chung for an unsecured and non-interest bearing demand loan with a balance of $172,678 and $108,933.

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

Going Concern

For the year ended April 30, 2013, our company has incurred losses of $106,796 and has an accumulated deficit of $260,087.  Our company intends to fund operations through operational cash flow and equity/debt financing arrangements.  These sources may be insufficient to fund its capital expenditures, working capital and other cash requirements for the future.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

LIFETECH INDUSTRIES, INC.

(A Development Stage Company)

BALANCE SHEETS

(Audited)

	April 30,	April 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$3,600	$9,737
Total current assets	3,600	9,737
Intangible asset, net	13,366	2,922

Total assets	$16,966	$12,659
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,375	$7,017
Deferred revenue	50,000	--
Due to related party	172,678	108,933

Total liabilities	227,053	115,950
STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 50,000,000 shares issued and outstanding	5,000	5,000
Additional paid-in capital	45,000	45,000
Accumulated deficit during development stage	(260,087)	(153,291)
Total stockholders' deficit	(210,087)	(103,291)
Total liabilities and stockholders' deficit	$16,966	$12,659

The accompanying notes are an integral part of the financial statements.

LIFETECH INDUSTRIES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Audited)

			Since Inception
			(December 30,
	Year ended	Year ended	2010) to
	April 30,	April 30,	April 30,
	2013	2012	2013

Revenue	$50,000	$-	$50,000
Gross profit	50,000	-	50,000
Operating expenses
Amortization expense	2,156	-	2,156
Professional fees	30,402	62,964	93,366
Travel expenses	88,064	26,235	114,299
General and administrative expenses	36,174	41,193	100,266
Total operating expenses	156,796	130,392	310,087
Net loss	$(106,796)	$(130,392)	$(260,087)
Basic loss per share	$(0.00)	(0.00)
Weighted average shares of common stock outstanding - basic	50,000,00	43,363,636

The accompanying notes are an integral part of the financial statements

LIFETECH INDUSTRIES, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (DECEMBER 30, 2010) TO APRIL 30, 2013

(Audited)

	Common		Additional	Stock	Deficit	Total
					Accumulated	Stockholders'
	Shares		Paid-in	Payable	During	Equity
	Outstanding	Amount	Capital		Development
					Stage	(Deficit)
Inception, December 30, 2010	-	$-	$-	$-	$-	$-

Cash received in January 2011 for stock to be issued	-	-	-	100	-	100

Issue common stock – January and February 2011, net of proceeds	25,000,000	2,500	22,400	-	-	24,900

Net loss					(22,899)	(22,899)
	25,000,000
Balance, April 30, 2011		2,500	22,400	100	(22,899)	2,101
	-	-
Contribution to capital July 2011			100	(100)	-	-
				-	-
Issue common stock for cash and services – July 2011	25,000,000	2,500	22,500			25,000

Net loss					(130,392)	(130,392)

Balance, April 30, 2012	50,000,000	5,000	45,000	-	(153,291)	(103,291)

Net loss					(106,796)	(106,796)

Balance, April 30, 2013	50,000,000	5,000	45,000	-	(260,087)	(210,087)

The accompanying notes are an integral part of the financial statements.

LIFETECH INDUSTRIES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Audited)

			Since
	Year Ended	Year Ended	Inception
	April, 30	April, 30	(December 30,
	2013	2012	2010) to
			April, 30,
			2013
Cash flows from operating activities
Net loss	$(106,796)	$(130,392)	$(260,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	2,156	-	2,156
Changes in operating assets and liabilities:
Accounts payable	(2,642)	6,793	4,375
Deferred revenue	50,000	-	50,000
Accrued expenses	-	-	5,000
Net cash used in operating activities	(57,282)	(123,599)	(198,556)
Cash flows from investing activities
Website development cost	(12,600)	(2,922)	(15,522)
Net cash used in investing activities	(12,600)	(2,922)	(15,522)
Cash flows from financing activities
Advance from related party	63,745	97,644	172,678
Issuance of common stock for cash	-	20,000	45,000
Net cash flows provided by financing activities	63,745	117,664	217,678
Net increase (decrease) in cash	(6,137)	(8,857)	3,600
Cash- beginning of period	9,737	18,594	-
Cash- end of period	$3,600	$9,737	$3,600
Supplemental non-cash information
Liabilities settled in stock	$-	$5000	$5,000

The accompanying notes are an integral part of the financial statements.

LIFETECH INDUSTRIES, INC.

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

As a part of the Agreements, we entered into a share swap with the Manufacturer where we will receive 20% of all voting shares of the Manufacturer and the Manufacturer will receive 10% of all voting shares of our Company. We will account for its investment in the Manufacturer under the equity method accounting for investments. As of April 30, 2013, no official share swap has taken place.

The term of the New Agreements are for 10 years and shall automatically renew for 10 years unless both parties mutually agree not to renew 90 days before the end of the term.

LIFETECH INDUSTRIES, INC.

(A Development Stage Company)

Notes To  Financial Statements

(Audited)

1.

BUSINESS DESCRIPTION AND BASIS OF PRESENTATION (CONT.)

Effective December 2012 LifeTech Industries Inc. has signed an exclusive ten-country distribution agreement with SunPlex Limited.

The Company sells its products to wholesale distributors and directly to medical facilities, government agencies and schools. The distribution plan involves three phases. Revenue is recognized when evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured, and shipment has occurred. Payment is due on a net basis in 60 days. If the customer is deemed not credit worthy, payment in advance is required. Payments received in advance of when revenue is recognized are recorded as deferred revenue on the balance sheets and recognized as revenue when the goods are shipped and all other general revenue recognition criteria have been met. No revenue was realized till date.

The Lifetech AirWell System is a highly advanced air to water generator that produces high quality water by promoting and filtering the condensation of moisture from air. The Air Well System uses an advance triple step gathering system and 12-step purification process to produce water that is free of chemicals, pollutants, contaminants and hormones.

Our manufacturer currently produces a home/office unit, which generates approximately 30 liters of water per day. However, our air to water generation and filtration technology is scalable and we are currently in the process of developing customizable units to service the water needs of a variety of industries such as:

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

LIFETECH INDUSTRIES, INC.

(A Development Stage Company)

Notes To Financial Statements

(Audited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Financial Instruments

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Website development costs

Under the provisions of FASB-ASC Topic 350, the Company previously capitalized costs of design, configuration, coding, installation, and testing of the Company’s website up to its initial implementation. Costs will be amortized

LIFETECH INDUSTRIES, INC.

(A Development Stage Company)

Notes To Financial Statements

(Audited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

to expense over an estimated useful life of three years using the straight-line method. Ongoing website post- implementation cost of operations, including training and application, are expensed as incurred. The Company evaluates the recoverability of website development costs in accordance with FASB-ASC Topic 350. As of the year ended April 30, 2013, management does not believe that there is a need for the impairment of costs incurred toward the development of its website.

	April
	2013	2012
Website development cost	$ 15,522	$ 2,922
Accumulated amortization	(2,156)	-
Total intangible assets	$ 13,366	$ 2,922

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

In May 2012, we signed an agreement with Epik Investments Limited, a Limited Liability Corporation incorporated under the laws of the Hong Kong Special Administrative Region, assigning them the exclusive rights to sell and distribute all of our products in Hong Kong and the People’s Republic of China. These exclusive distribution rights are for a period of 2 years. We received consideration of $100,000 under the terms of the agreement. For the year ended April 30, 2013, we earned a total of $50,000 in revenue and as of April 30, 2013 accrued deferred revenue of $50,000 related to this agreement.

Effective December 2012 LifeTech Industries Inc. has signed an exclusive ten-country distribution agreement with SunPlex Limited. LifeTech and SunPlex have agreed to a 5 year distribution plan which involves three phases. The first phase is to obtain government approvals and endorsements for Airwell products. The second phase of SunPlex's plan is to distribute Airwell products to hospitals, schools and government offices throughout the designated countries in Africa, and work with government agencies to set up water depots in areas where accessing clean and fresh water is extremely difficult. The final phase of SunPlex's proposal aims to partner with commercial and residential developers-incorporating the Airwell machines in their developmental plans-to which early discussions have suggested strong interest.

LIFETECH INDUSTRIES, INC.

(A Development Stage Company)

Notes To Financial Statements

(Audited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Under the terms of the agreement, the project has the potential to bring sales of up to $75 Million or more over the course of 5 years. As of April 30, 2013 no revenue has been realized from the said distribution agreement.

Revenue is recognized when evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured, and shipment has occurred. Payment is due on a net basis in 60 days. If the customer is deemed not credit worthy, payment in advance is required. Payments received in advance of when revenue is recognized are recorded as deferred revenue on the balance sheets and recognized as revenue when the goods are shipped and all other general revenue recognition criteria have been met.

Recent accounting pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations, or cash flows of the Company.

3. GOING CONCERN

As of April 30, 2013, our company has accumulated losses of $260,087 since inception.  Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending April 30, 2014.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

4. COMMON STOCK

The authorized capital of the Company is 200,000,000 common shares with a par value of $0.0001 per share.  On July 13, 2011, the Company authorized the issuance of 25,000,000 shares of common stock at $0.001 per share to Benjamin Chung, the former CEO.  The Company relied on Section 4(2) of the Securities Act for this issuance.

In January 2011, the Officer of the Company contributed an amount of $100 for stock which had not yet been issued. This amount was classified as Stock Payable on the balance sheet. On July 13, 2011, when 25,000,000 shares of common stock were issued, this amount was reclassified to additional paid in capital.

On July 13, 2011, the Company issued 25,000,000 shares of common stock at $0.001 per share to Benjamin Chung, the former CEO for services of $5,000 and for cash of $20,000.  The Company relied on Section 4(2) of the Securities Act for this issuance.

During the period between January 2011 and February 2011, the Company issued 25,000,000 shares of common stock under private placement agreements to various investors at $0.001 per share.  The Company received a total of $24,900, net of proceeds.

As of April 30, 2013, 50,000,000 common shares are issued & outstanding.

5. RELATED PARTY TRANSACTIONS

As of April 30, 2013 and 2012, our Company was obligated to Benjamin Chung for an unsecured and non-interest bearing demand loan with a balance of $172,678 and $108,933, respectively.

LIFETECH INDUSTRIES, INC.

(A Development Stage Company)

Notes To Financial Statements

(Audited)

5. RELATED PARTY TRANSACTIONS (CONT.)

On July 13, 2011, the Officer of the Company contributed an amount of $100 towards additional paid in capital.

6. INCOME TAXES

From the Company’s inception (December 31, 2010) through the year ended April 30, 2013, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  As of April 30, 2013 and 2012, the Company had approximately $260,087 and $153,291 of federal and state operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

	April
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	91,030	53,652
Valuation allowance	(91,030)	(53,652)
Total deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of April 30, 2013 and 2012 was $91,030 and $53,652, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of April 30, 2013 and 2012, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at April 30:

2013 & 2012

Federal statutory tax rate	(35.0)%
Permanent difference and other	35.0%

7. SUBSEQUENT EVENTS

On May 23, 2013, the Company received a resignation notice from Benjamin Chung from all of his positions with the Company, including President, CEO, Principal Executive Officer, CFO, Principal Accounting Officer, Secretary, Treasurer and as Director.

On May 23, 2013, the Company appointed Paul Rosenberg as its new President, CEO, Principal Executive Officer, CFO, Principal Accounting Officer, Secretary, Treasurer and as Director.

Mr. Rosenberg will serve as our Director and Officer until his duly elected successor is appointed or he resigns. There are no arrangements or understandings between Mr. Rosenberg and any other person pursuant to which he was selected as an officer and director. There are no family relationship between Mr. Rosenberg and any of our officers or directors. Mr. Rosenberg has not held any other directorships in a company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework as of the year ended April 30, 2013.  Based on its evaluation, our management concluded that, as of April 30, 2013, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

 ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Paul Rosenberg	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	44	May 23, 2013
Benjamin Chung	Former Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	36	December 30, 2010

On May 23, 2013, the Company received a resignation notice from Benjamin Chung from all of his positions with the Company, including President, CEO, Principal Executive Officer, Treasurer, CFO, Principal Accounting Officer, Secretary, Treasurer and Director.

On May 23, 2013, the Company appointed Paul Rosenberg as its new President, CEO, Principal Executive Officer, Treasurer, CFO, Principal Accounting Officer, Secretary, Treasurer and as Director.

Business Experience

Benjamin Chung – former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

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

Paul Rosenberg - President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Mr. Rosenberg is a serial entrepreneur and private investor focused on the technology space with experience in procurement, outsourcing, research, and manufacturing. Previous to Lifetech, Mr. Rosenberg focused on seed-stage venture capital for private and public companies.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended April 30, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Board and Committee Meetings

Our board of directors currently consists of Paul Rosenberg.  The Board held no formal meetings during the year ended April 30, 2013. As the company develops a more comprehensive Board of Directors all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of April 30, 2013, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

ITEM 11.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Benjamin Chung(1) Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director	2013 2012 2011 2010	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A

(1)

Mr. Chung was appointed Chief Executive, Chief Financial Officer, President, Treasurer and a Director of our company on December 30, 2010.

On May 23, 2013, the Company received a resignation notice from Benjamin Chung from all of his positions with the Company, including President, CEO, Principal Executive Officer, Treasurer, CFO, Principal Accounting Officer, Secretary, Treasurer and Director.

On May 23, 2013, the Company appointed Paul Rosenberg as its new President, CEO, Principal Executive Officer, Treasurer, CFO, Principal Accounting Officer, Secretary, Treasurer and as Director.

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended April 30, 2013.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards

Option Exercises and Stock Vested

There were no options exercised or stock vested by our named officers during the year ended April 30, 2013.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 30, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Benjamin Chung 4081 W. 8th Street, Los Angeles, CA 90005	25,000,000 common shares	50.0%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2013.  As of April 30, 2013 there were 50,000,000 shares of our company’s common stock issued and outstanding.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended April 30, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

As of April 30, 2013, our Company was obligated to Benjamin Chung for a non-interest bearing demand loan with a balance of $172,678.

Director Independence

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2013 and for fiscal year ended April 30, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended
	April 30, 2013	April 30, 2012
Audit Fees	$ 14,110	$ 10,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 14,110	$ 10,000

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
Dated: July 27, 2013
Paul Rosenberg
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive Officer)