Form 10-K/A
period 2013-04-30
Lifetech Industries Inc.
filed 2013-08-05
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment #1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Lifetech Industries, Inc.’s Annual Report on Form 10-K for the annual period ended April 30, 2013, filed with the Securities and Exchange Commission on July 29, 2013 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LIFETECH INDUSTRIES INC.
(Registrant)
Dated: August 5, 2013
Paul Rosenberg
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive Officer)

4