Form 10-Q
period 2013-07-31
Lifetech Industries Inc.
filed 2013-09-16
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF  THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended July 31, 2013.

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)  OF THE SECURITIES EXCHANGE ACT

For the transition period from N/A to N/A

Commission File No. 333-175941

MCIG, INC.

(Name of small business issuer as specified in its charter)

Nevada	27-4439285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Bellevue Way NE, Suite 400, Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	425-462-4219

Lifetech Industries, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐

Non–Accelerated filer ☐    Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company

(as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 500,000,000 common shares issued and outstanding as of July 31, 2013

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED JULY 31, 2013

The accompanying reviewed interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended April 30, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2013 are not necessarily indicative of the results that can be expected for the year ending.

MCIG, INC.

(A Development Stage Company)

BALANCE SHEETS

	July 31,	April 30,
	2013	2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,874	$3,600
Total current assets	3,874	3,600
Intangible asset, net	15,805	13,366
Total assets	$19,679	$16,966
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,375	$4,375
Deferred revenue	37,500	50,000
Due to related party	24,300	172,678
Total liabilities	64,175	227,053
STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value per share, 1,000,000,000 shares authorized, 500,000,000 shares issued and outstanding	50,000	50,000
Additional Paid in Capital	172,678	-
Accumulated deficit during development stage	(267,174)	(260,087)
Total stockholders' deficit	(44,496)	(210,087)
Total liabilities and stockholders' deficit	$19,679	$16,966

The accompanying notes are an integral part of the financial statements

MCIG, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

			Since Inception
			(December 30,
	For the three months	For the three months	2010) to
	ended July 31,	ended July 31,	July 31,
	2013	2012	2013

Revenue	$12,500	$12,500	$62,500
Gross profit	12,500	12,500	62,500
Operating Expenses
Amortization expense	1,294	-	3,450
Professional fees	9,225	6,360	102,591
Travel expenses	-	50,880	114,299
General and administrative expenses	9,068	12,075	109,334
Total operating expenses	19,587	69,315	329,674
Net loss	$(7,087)	$(56,815)	$(267,174)
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average shares of common stock outstanding - basic	500,000,000	500,000,000

The accompanying notes are an integral part of the financial statements

MCIG, INC.

 (A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Since Inception
			(December 30,
	For the three months	For the three months	2010) to
	ended July 31,	ended July 31,	July 31,
	2013	2012	2013
Cash flows from operating activities
Net loss	$(7,087)	(56,815)	(267,174)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	1,294		3,450
Changes in operating assets and liabilities:
Accounts payable	(2,000)	142	2,375
Deferred revenue	(12,500)	87,500	37,500
Accrued expenses	-	-	5,000
Net cash provided by (used in) operating activities	(20,293)	30,827	(218,849)
Cash flows from investing activities
Website development cost	(3,733)	(9,400)	(19,255)
Net cash used in investing activities	(3,733)	(9,400)	(19,255)
Cash flows from financing activities
Advance from related party	24,300	10,000	196,978
Issuance of common stock for cash	-	-	45,000
Net cash flows provided by financing activities:	24,300	10,000	241,978
Net increase in cash	274	31,427	3,874
Cash- beginning of period	3,600	9,737	-
Cash- end of period	$3,874	$41,164	3,874

Supplemental non-cash information
Liabilities settled in stock	$-	$-	$5,000
Debt Forgiveness	$172,678	$-	$172,678

The accompanying notes are an integral part of the financial statements.

MCIG, INC.

(A Development Stage Company)

Notes To Financial Statements

(Unaudited)

1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

MCIG, INC. (MCIG) (fka Lifetech Industries) was incorporated in the State of Nevada on December 30, 2010 to develop a new day spa business in the affluent area of Montrose, California, surrounded by La Crescenta, La Canada, and Glendale.

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

On September 1, 2012, the company entered into a Joint Venture Agreement, a Distribution Agreement, and a Technology License Agreement (the “New Agreements”) with Lifetech Japan Corporation (the “New Manufacturer”), a Japanese corporation. The New Agreements were executed pursuant to the transfer of the AWG business from Leadwill to Lifetech Japan.  The Lifetech AirWell System is a highly advanced air to water generator that produces high quality water by promoting and filtering the condensation of moisture from air. The Air Well System uses an advance triple step gathering system and 12-step purification process to produce water that is free of chemicals, pollutants, contaminants and hormones.

Effective December 2012 the company has signed an exclusive ten-country distribution agreement with SunPlex Limited. Parties have agreed to a 5 year distribution plan which involves three phases. The first phase is to obtain government approvals and endorsements for Airwell products. The second phase of SunPlex's plan is to distribute Airwell products to hospitals, schools and government offices throughout the designated countries in Africa, and work with government agencies to set up water depots in areas where accessing clean and fresh water is extremely difficult. The final phase of SunPlex's proposal aims to partner with commercial and residential developers-incorporating the Airwell machines in their developmental plans-to which early discussions have suggested strong interest.

As of July 31, 2013 no revenue has been realized from the said distribution agreement.

On May 23, 2013, the Company received a resignation notice from Benjamin Chung from all of his positions with the Company, including President, CEO, Principal Executive Officer, CFO, Principal Accounting Officer, Secretary, Treasurer and as Director.

MCIG, INC.

 (A Development Stage Company)

Notes To Financial Statements

(Unaudited)

1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION (CONT.)

On May 23, 2013, the Company appointed Paul Rosenberg as its new President, CEO, Principal Executive Officer, CFO, Principal Accounting Officer, Secretary, Treasurer and as Director.

Effective August 2, 2013, we have changed our name from "Lifetech Industries, Inc." to "mCig, Inc.".

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

Cash and cash equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. For cash management purposes the company concentrates its cash holdings in a new account at Bank of America and an old account at JP Morgan Chase Bank.

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

MCIG, INC.

 (A Development Stage Company)

Notes To Financial Statements

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Website development costs

Under the provisions of FASB-ASC Topic 350, the Company previously capitalized costs of design, configuration, coding, installation, and testing of the Company’s website up to its initial implementation. Costs will be amortized to expense over an estimated useful life of three years using the straight-line method. Ongoing website post- implementation cost of operations, including training and application, are expensed as incurred. The Company evaluates the recoverability of website development costs in accordance with FASB-ASC Topic 350. As of the quarter ended July 31, 2013, management does not believe that there is a need for the impairment of costs incurred toward the development of its website.

	July, 31 2013	April 30, 2013
Website development cost	$ 19,255	$ 15,522
Accumulated amortization	(3,450)	(2,156)
Total intangible assets	$ 15,805	$ 13,366

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

MCIG, INC.

 (A Development Stage Company)

Notes To Financial Statements

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

In May 2012, we signed an agreement with Epik Investments Limited, a Limited Liability Corporation incorporated under the laws of the Hong Kong Special Administrative Region, assigning them the exclusive rights to sell and distribute all of our products in Hong Kong and the People’s Republic of China. These exclusive distribution rights are for a period of 2 years. We received consideration of $100,000 under the terms of the agreement. As of July 31, 2013, the company earned a total of $62,500 in revenue and accrued deferred revenue of $37,500 related to this agreement.

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

Under the terms of the agreement, the project has the potential to bring sales of up to $75 Million or more over the course of 5 years. As of July 31, 2013 no revenue has been realized from the said distribution agreement.

Recent accounting pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations, or cash flows of the Company.

3. GOING CONCERN

As of July 31, 2013, our company has accumulated losses of $267,174 since inception.  Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending April 30, 2014.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

MCIG, INC.

 (A Development Stage Company)

Notes To Financial Statements

(Unaudited)

4. COMMON STOCK (CONT.)

Stock split

Effective July 31, 2013, the company effected a 1 old for 10 new forward stock split of the Company’s common stock. As a result, our authorized capital increased from 200,000,000 to 1,000,000,000 shares of common stock and our issued and outstanding increased from 50,000,000 shares of common stock to 500,000,000 shares of common stock, all with a par value of $0.0001.

5. RELATED PARTY TRANSACTIONS

On July 13, 2011, the Officer of the Company contributed an amount of $100 towards additional paid in capital.

As of April 30, 2013 the company was obligated to Mr. Benjamin Chung for an unsecured and non-interest bearing demand loan with a balance of $172,678.

Effective April 19, 2013 Benjamin Chung and Paul Rosenberg signed the “Debt Assignment, Consent and Release Agreement”, according to which the Assignor (Benjamin Chung) grants, assign, transfer and set over unto the Assignee (Paul Rosenberg) his entire right, title and interest in and to the Debt upon the terms and conditions contained in the Agreement.

On July 30, 2013, Mr. Paul Rosenberg, President and CEO, agreed to forgive all the debts (the sum of $172,678) owed to him by the Company and recorded as Additional Paid in Capital.

As of July 31, 2013, the President of the Company, Mr. Paul Rosenberg loaned the Company in the amount of $24,300 for operating purposes.  The amount due to the related party is unsecured and non-interest-bearing and remains outstanding.

6. SUBSEQUENT EVENTS

Effective August 2, 2013, we changed our name from “LifeTech Industries, Inc.” to “mCig, Inc.

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

Business Overview

MCIG, INC. (MCIG) was incorporated in the State of Nevada on December 30, 2010 to develop a new day spa business in the affluent area of Montrose, California, surrounded by La Crescenta, La Canada, and Glendale.

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

On September 1, 2012, the company entered into a Joint Venture Agreement, a Distribution Agreement, and a Technology License Agreement (the “New Agreements”) with Lifetech Japan Corporation (the “New Manufacturer”), a Japanese corporation. The New Agreements were executed pursuant to the transfer of the AWG business from Leadwill to Lifetech Japan.  The Lifetech AirWell System is a highly advanced air to water generator that produces high quality water by promoting and filtering the condensation of moisture from air. The Air Well System uses an advance triple step gathering system and 12-step purification process to produce water that is free of chemicals, pollutants, contaminants and hormones.

Effective December 2012 the company has signed an exclusive ten-country distribution agreement with SunPlex Limited. Parties have agreed to a 5 year distribution plan which involves three phases. The first phase is to obtain government approvals and endorsements for Airwell products. The second phase of SunPlex's plan is to distribute Airwell products to hospitals, schools and government offices throughout the designated countries in Africa, and work with government agencies to set up water depots in areas where accessing clean and fresh water is extremely difficult. The final phase of SunPlex's proposal aims to partner with commercial and residential developers-incorporating the Airwell machines in their developmental plans-to which early discussions have suggested strong interest.

Under the terms of the agreement, the project has the potential to bring sales of up to $75 Million or more over the course of 5 years. As of July 31, 2013 no revenue has been realized from the said distribution agreement.

Liquidity and Capital Resources

Cash Flows
	Three months ended July 31, 2013	Three months ended July 31, 2012	Since inception (December 30, 2010) to July 31, 2013
Net Cash From Used in Operating Activities	$(20,293)	$30,827	$(218,849)
Net Cash Used by Investing Activities	$(3,733)	$(9,400)	$(19,255)
Net Cash From Financing Activities	$24,300	$10,000	$241,978
Net Increase (Decrease) in Cash During the Period	$274	$31,427	$3,874

Through July 31, 2013, the Company had not carried on any significant operations and had not generated any significant revenues. The Company has incurred losses since inception aggregating $267,174.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit since inception (December 30, 2010) to the quarter ended July 31, 2013 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the Three Months Ended July 31, 2013 and 2012

Revenues

Revenues for the three months ended July 31, 2013 and July 31, 2012 were $12,500 as the result of the 2 year distribution contract signed with Epik Investments Limited in May 2012.

Cost of Goods Sold

Cost of goods sold for the three months ended July 31, 2013 and July 31, 2012 were $0.

Net Loss

For the three months ended July 31, 2013 and July 31, 2012 we incurred net loss of $7,087 and $56,815, respectively.

Expenses

Our total operation expenses for the three months ended July 31, 2013 were $19,587, which consisted of $9,225 of professional fees, $1,294 of amortization and $9,068 of general and administrative expenses.  Our general and administrative expenses consist of bank charges, advertising and promotion, rent, computer and internet expenses, and other miscellaneous expenses.  For the three months ended July 31, 2012 we incurred total expenses of $69,315, which consisted of $6,360 of professional fees, $50,880 of travel expenses and $12,075 of general and administrative expenses.

Since inception (December 30, 2010) to July 31, 2013, we incurred total expenses of $329,674, which consisted of $102,591 of professional fees, $114,299 of travel expenses, $3,450 of amortization and $109,334 of general and administrative expenses.

Thus far all our expenses have been financed via advances from our controlling shareholder Mr. Paul Rosenberg who has committed to fund the product development and marketing of the mCig into the launch date and the foreseeable future.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of July 31, 2013, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013. Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: September 6, 2013
Paul Rosenberg
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive Officer)