Form 10-Q/A
period 2013-07-31
mCig, Inc.
filed 2013-09-20
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 500,000,000 common shares issued and outstanding as of July 31, 2013

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to mCig, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2013, filed with the Securities and Exchange Commission on September 13, 2013 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

Dated: September 20, 2013
Paul Rosenberg
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive Officer)

3