Form 10-Q
period 2013-10-31
mCig, Inc.
filed 2013-12-16
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 270,090,000 common shares issued and outstanding as of October 31, 2013.

INDEX TO FORM 10-Q FILING
FOR THE SIX MONTHS ENDED OCTOBER 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying reviewed interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended April 30, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended October 31, 2013 are not necessarily indicative of the results that can be expected for the year ending.

MCIG, INC.

(A Development Stage Company)

BALANCE SHEETS

	October 31,	April 30,
	2013	2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	13,809	3,600
Total current assets	13,809	3,600
Intangible asset, net	18,536	13,366
Total assets	32,345	16,966
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	3,064	4,375
Deferred revenue	25,000	50,000
Due to related party	53,050	172,678
Total liabilities	81,114	227,053
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value per share, 50,000,000 shares authorized, 23,000,000 and zero shares issued and outstanding	2,300	-
Common stock, $0.0001 par value per share, 1,000,000,000 shares authorized, 270,090,000 and 500,000,000 shares issued and outstanding	27,009	50,000
Additional Paid in Capital	209,269	-
Accumulated deficit during development stage	(287,347)	(260,087)
Total stockholders' deficit	(48,769)	(210,087)
Total liabilities and stockholders' deficit	32,345	16,966

The accompanying notes are an integral part of the financial statements

MCIG, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended October 31 2013	For the Three Months Ended October 31 2012	For the Six Months Ended October 31 2013	For the Six Months Ended October 31 2012	Since Inception (December 30, 2010) to October 31 2013

Revenue	$13,180	$12,500	$25,680	$25,000	$75,680
Cost of sales		7,034		7,105
Gross profit	13,180	5,466	25,680	17,895	75,680
Operating Expenses
Amortization expense	1,294	-	2,587	-	4,743
Professional fees	6,202	3,610	15,427	9,969	108,793
Travel expenses	0	37,184	0	88,064	114,299
General and administrative expenses	9,658	9,049	19,026	21,054	119,292
Share-based compensation	15,900	-	15,900	-	15,900
Total operating expenses	33,053	49,843	52,940	119,087	363,027
Other Income (Expense) - Debt forgiveness	0	-	0	-	0
Net Income (loss)	$(19,873)	$(44,377)	$(27,260)	$(101,192)	$(287,347)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares of common stock outstanding - basic	270,000,000	270,000,000	270,000,000	270,000,000

The accompanying notes are an integral part of the financial statements

MCIG, INC.

 (A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Since Inception
	For the six	For the six	(December 30,
	months ended	months ended	2010) to
	October 31,	October 31,	October 31,
	2013	2012	2013
Cash flows from operating activities
Net (loss)	$(27,260)	(101,192)	(287,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	2,587	-	4,743
Common stock issued for services rendered	15,900	-	15,900
Changes in operating assets and liabilities:
Accounts payable	(1,311)	(5,573)	3,064
Deferred revenue	(25,000)	75,000	25,000
Accrued expenses	-	-	-
Net cash used in operating activities	(35,084)	(31,765)	(238,640)
Cash flows from investing activities
Website development cost	(7,758)	(9,400)	(23,280)
Net cash used in investing activities	(7,758)	(9,400)	(23,280)
Cash flows from financing activities
Advance from related party	53,050	36,950	225,728
Issuance of common stock for cash	-	-	50,000
Net cash flows provided by financing activities:	53,050	36,950	275,728
Net increase (decrease) in cash	10,209	(4,215)	13,809
Cash- beginning of period	3,600	9,737	-
Cash- end of period	$13,809	5,522	13,809

Supplemental non-cash information
Liabilities settled in stock	$5,000	-	5,000
Debt Forgiveness	$172,678	-	172,678

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

As of October 31, 2013 no revenue has been realized from the said distribution agreement.

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

Effective August 2, 2013, we have changed our name from "Lifetech Industries, Inc." to "mCig, Inc.".

As of October 31, 2013, we have adjusted the company's business plan and its technology by launching a new consumer product. Accordingly, mCig, Inc. has positioned itself as a technology company focused on two long-term secular trends sweeping the globe: (1) The decriminalization and legalization of marijuana for medicinal or recreational purposes (2) The adoption of electronic vaporizing cigarettes (commonly known as “eCigs”) by the world’s 1.2 Billion smokers. Designed in the USA – the mCig provides a superior smoking experience by heating (not burning) plant material, waxes, and oils delivering a smoother inhalation experience.

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

Website development costs

Under the provisions of FASB-ASC Topic 350, the Company previously capitalized costs of design, configuration, coding, installation, and testing of the Company’s website up to its initial implementation. Costs will be amortized to expense over an estimated useful life of three years using the straight-line method. Ongoing website post- implementation cost of operations, including training and application, are expensed as incurred. The Company evaluates the recoverability of website development costs in accordance with FASB-ASC Topic 350. As of the quarter ended October 31, 2013, management does not believe that there is a need for the impairment of costs incurred towards the development of its website.

	October, 31 2013	April 30, 2013
Website development cost	$23,280	$15,522
Accumulated amortization	(4,743)	(2,156)
Total intangible assets	$18,537	$13,366

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

In May 2012, we signed an agreement with Epik Investments Limited, a Limited Liability Corporation incorporated under the laws of the Hong Kong Special Administrative Region, assigning them the exclusive rights to sell and distribute all of our products in Hong Kong and the People’s Republic of China. These exclusive distribution rights are for a period of 2 years. We received consideration of $100,000 under the terms of the agreement. As of October 31, 2013, the company earned a total of $75,000 in revenue and accrued deferred revenue of $25,000 related to this agreement.

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

Under the terms of the agreement, the project has the potential to bring sales of up to $75 Million or more over the course of 5 years. As of October 31, 2013 no revenue has been realized from the said distribution agreement.

Recent accounting pronouncements

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations, or cash flows of the Company.

3. GOING CONCERN

As of October 31, 2013, our company has accumulated losses of $287,347 since inception. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending April 30, 2014.  In response to these problems, management intends to raise additional funds through public or private placement offerings.  These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

4. STOCKHOLDERS’ EQUITY

Common Stock

The authorized capital of the Company is 1,000,000,000 common shares with a par value of $0.0001 per share.

On July 13, 2011, the Company authorized the issuance of 250,000,000 shares of common stock at $0.0001 per share to Benjamin Chung, the former CEO.  The Company relied on Section 4(2) of the Securities Act for this issuance.

MCIG, INC.

 (A Development Stage Company)

Notes To Financial Statements

(Unaudited)

4. STOCKHOLDERS’ EQUITY (CONT.)

In January 2011, the Officer of the Company contributed an amount of $100 for stock which had not yet been issued. This amount was classified as Stock Payable on the balance sheet. On July 13, 2011, when 250,000,000 shares of common stock were issued, this amount was reclassified to additional paid in capital.

On July 13, 2011, the Company issued 250,000,000 shares of common stock at $0.001 per share to Benjamin Chung, the former CEO for services of $5,000 and for cash of $20,000.  The Company relied on Section 4(2) of the Securities Act for this issuance.

During the period between January 2011 and February 2011, the Company issued 250,000,000 shares of common stock under private placement agreements to various investors at $0.0001 per share. The Company received a total of $24,900, net of proceeds.

On September 17, 2013, the company issued 60,000 restricted shares of common stock at $0.21 per share for professional services rendered. These shares were valued at $12,600 based on the price on the date of grant.

On October 18, 2013, the company issued 30,000 restricted shares of common stock at $0.11 per share for professional services rendered. These shares were valued at $3,300 based on the price on the date of grant.

Stock split

Effective July 31, 2013, the company effected a 1 old for 10 new forward stock split of the Company’s common stock. As a result, our authorized capital increased from 200,000,000 to 1,000,000,000 shares of common stock and our issued and outstanding increased from 50,000,000 shares of common stock to 500,000,000 shares of common stock, all with a par value of $0.0001.

Preferred Stock

On September 14, 2013, the company entered into a Share Cancellation / Exchange / Return to Treasury Agreement with Paul Rosenberg, the chief executive officer of our company, for the cancellation of 230,000,000 shares of our common stock held by Mr. Rosenberg in exchange for 23,000,000 shares of our company’s Series A Preferred Stock.  The Series A Preferred Stock has 10 votes for every share. The preferred shares are convertible and can be exchanged for a stated number of shares of the company's common stock, but not earlier than one year after the date of signature of the agreement.

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

As of October 31, 2013, the President of the Company, Mr. Paul Rosenberg loaned the Company in the amount of $53,050 for operating purposes.  The amount due to the related party is unsecured and non-interest-bearing and remains outstanding.

6. SUBSEQUENT EVENTS

On November 15, 2013, the company issued 45,000 restricted shares of common stock at $0.07 per share for professional services rendered. These shares were valued at $3,150 based on the price on the date of grant.

On December 12, 2013, the company made an amendment of Certificate of Incorporation to decrease the number of authorized shares of Common stock, $0.0001 par value per share, from 1,000,000,000 shares to 560,000,000 shares.

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

As of October 31, 2013 no revenue has been realized from the said distribution agreement.

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

Effective August 2, 2013, we have changed our name from "Lifetech Industries, Inc." to "mCig, Inc.".

As of October 31, 2013, we have adjusted the company's business plan and its technology by launching a new consumer product. Accordingly, mCig, Inc. has positioned itself as a technology company focused on two long-term secular trends sweeping the globe: (1) The decriminalization and legalization of marijuana for medicinal or recreational purposes (2) The adoption of electronic vaporizing cigarettes (commonly known as “eCigs”) by the world’s 1.2 Billion smokers. Designed in the USA – the mCig provides a superior smoking experience by heating (not burning) plant material, waxes, and oils delivering a smoother inhalation experience.

Liquidity and Capital Resources

Cash Flows
	Six months ended October 31, 2013	Six months ended October 31, 2012	Since inception (December 30, 2010) to October 31, 2013
Net Cash From Used in Operating Activities	$(35,084)	(31,765)	(238,640)
Net Cash Used by Investing Activities	$(7,757)	(9,400)	(23,280)
Net Cash From Financing Activities	$53,050	36,950	275,728
Net Increase (Decrease) in Cash During the Period	$10,209	(4,215)	13,809

Through October 31, 2013, the Company had not carried on any significant operations and had not generated any significant revenues. The Company has incurred losses since inception aggregating $287,347.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has accumulated deficit since inception (December 30, 2010) to the quarter ended October 31, 2013 and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. However, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the Six Months Ended October 31, 2013 and 2012

Revenues

Revenues for the six months ended October 31, 2013 and October 31, 2012 were $25,680 and $25,000 respectively as the result of the 2 year distribution contract signed with Epik Investments Limited in May 2012.

Cost of Goods Sold

Cost of goods sold for the six months ended October 31, 2013 and October 31, 2012 were $0 and $7,105 respectively.

Net Loss

For the six months ended October 31, 2013 and October 31, 2012 we incurred net loss of $27,260 and $101,192, respectively.

Expenses

Our total operation expenses for the six months ended October 31, 2013 were $52,940, which consisted of $15,427 of professional fees, $2,587 of amortization, $19,026 of general and administrative expenses and $15,900 of share-based compensation.  Our general and administrative expenses consist of bank charges, advertising and promotion, rent, computer and internet expenses, and other miscellaneous expenses.  For the six months ended October 31, 2012 we incurred total expenses of $119,087, which consisted of $9,969 of professional fees, $88,064 of travel expenses and $21,054 of general and administrative expenses.

Since inception (December 30, 2010) to October 31, 2013, we incurred total expenses of $363,027, which consisted of $108,793 of professional fees, $114,299 of travel expenses, $4,743 of amortization, $119,292 of general and administrative expenses and $15,900 of share-based compensation.

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

Off-Balance Sheet Arrangements

As of October 31, 2013, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2013. Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: December 13, 2013
Paul Rosenberg
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive Officer)