Form 10-Q
period 2014-01-31
mCig, Inc.
filed 2014-03-17
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2014.

☒  Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

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

270,135,000 common shares issued and outstanding as of January 31, 2014.

INDEX TO FORM 10-Q FILING

FOR THE NINE MONTHS ENDED JANUARY 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity (deficit) in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended April 30, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended January 31, 2014 are not necessarily indicative of the results that can be expected for the year ending.

MCIG, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31,	April 30,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$37,190	3,600
Accounts receivable	6,309	-
Inventory	21,124	-
Prepaid expense	26,492	-
Total current assets	91,115	3,600
Intangible asset, net	19,440	13,366
Goodwill	1,233,672	-
Total assets	$1,344,227	16,966
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and other current liabilities	$9,991	4,375
Deferred revenue	12,500	50,000
Due to related party	-	172,678
Total current liabilities	22,491	227,053
Total liabilities	22,491	227,053
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value per share, 50,000,000 shares authorized, 23,000,000 and zero shares issued and outstanding	2,300	-
Common stock, $0.0001 par value per share, 560,000,000 shares authorized, 270,135,000 and 500,000,000 shares issued and outstanding	27,014	50,000
Additional paid in capital	1,568,965	-
Accumulated deficit during development stage	(276,543)	(260,087)
Total stockholders' equity (deficit)	1,321,736	(210,087)
Total liabilities and stockholders' equity (deficit)	$1,344,227	16,966

The accompanying notes are an integral part of the financial statements.

MCIG, INC.

CONDOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	January 31, 2014	January 31, 2013	January 31, 2014	January 31, 2013

Revenue	$85,109	$12,500	$110,789	$37,500
Cost of sales	30,635	-	30,635	7,106
Gross profit	54,474	12,500	80,154	30,394
Operating Expenses
Amortization expense	1,294	862	3,881	862
Professional fees	6,984	6,703	22,411	17,441
Travel expenses	2,540	-	2,540	88,064
General and administrative expenses	14,694	5,874	33,720	26,158
Share-based compensation	18,158	-	34,058	-
Total operating expenses	43,670	13,439	96,610	132,525
Net income (loss)	$10,804	$(939)	$(16,456)	$(102,131)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares of common stock outstanding - basic	270,135,000	270,000,000	270,135,000	270,000,000

The accompanying notes are an integral part of the financial statements

MCIG, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	January 31, 2014	January 31, 2013
Cash flows from operating activities
Net loss	$(16,456)	$(102,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	3,881	862
Share-based compensation	34,058	-
Changes in operating assets and liabilities:
Accounts receivable	(6,309)	-
Inventory	(11,560)	-
Accounts payable	4,375	(1,028)
Deferred revenue	(37,500)	62,500
Net cash used in operating activities	(29,512)	(39,797)
Cash flows from investing activities
Website development cost	(9,955)	(12,600)
Investment in Vapolution	8,007	-
Net cash used in investing activities	(1,948)	(12,600)
Cash flows from financing activities
Advance from related party	65,050	42,885
Issuance of common stock for cash	-	-
Net cash flows provided by financing activities:	65,050	42,885
Net increase (decrease) in cash	33,590	(9,512)
Cash- beginning of period	3,600	9,737
Cash- end of period	$37,190	$225

Supplemental non-cash information
Debt Forgiveness	$237,728	$-
Goodwill acquired in business combination	1,233,672	-
Net asset acquired in business combination	8,321	-
Liabilities settled in stock	$-	$5,000

The accompanying notes are an integral part of the financial statements.

MCIG, INC.

Notes To Consolidated Financial Statements

(Unaudited)

1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

These financial statements represent the consolidated financial statements of mCig, Inc. (“mCig”) and Vapolution, Inc. (“Vapolution”). mCig and Vapolution are collectively referred to herein as the “Company”.

mCig, Inc. (mCig) was incorporated in the State of Nevada on December 30, 2010 originally under the name Lifetech Industries, Inc. Effective August 2, 2013, our name was changed from "Lifetech Industries, Inc." to "mCig, Inc." reflecting our new business model. Since October 2013, mCig, Inc. has positioned itself as a technology company focused on two long-term secular trends sweeping the globe: (1) The decriminalization and legalization of marijuana for medicinal or recreational purposes (2) The adoption of electronic vaporizing cigarettes (commonly known as “eCigs”) by the world’s 1.2 Billion smokers.  We manufacture and retail the mCig — the world’s most affordable loose-leaf eCig priced at only $10. Designed in the USA — the mCig provides a superior smoking experience by heating plant material, waxes, and oils delivering a smoother inhalation experience. The company also owns Vapolution, Inc. which manufactures and retails home-use vaporizers such as the Vapolution 2.0. Through its wholly owned subsidiary, VitaCig, Inc. the company is preparing to launch the VitaCig, a $2 nicotine-free eCig that delivers a water-vapor mixed with vitamins and natural flavors.

On January 23, 2014, the company signed a Stock Purchase Agreement with Vapolution, Inc. which manufactures and retails home-use vaporizers. In accordance with this agreement mCig, Inc. acquired 100% of Vapolution, Inc.; as part of this transaction mCig, Inc. issued 5,000,000 shares to shareholders of Vapolution, Inc. Paul Rosenberg, President & CEO of mCig, Inc. canceled an equal amount (5,000,000 shares) of common shares owned by him resulting in a net non-dilutive transaction to existing mCig, Inc. shareholders.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s accounting policies used in the preparation of the accompanying consolidated financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP") and have been consistently applied.

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

MCIG, INC.

Notes To Consolidated Financial Statements

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

In May 2012, the company signed an agreement with Epik Investments Limited, a Limited Liability Corporation incorporated under the laws of the Hong Kong Special Administrative Region, assigning them the exclusive rights to sell and distribute all of company’s products in Hong Kong and the People’s Republic of China. These exclusive distribution rights were for a period of 2 years. The company received consideration of $100,000 under the terms of the agreement. As of January 31, 2014, the company earned a total of $87,500 in revenue and accrued deferred revenue of $12,500 related to this agreement.

Effective December 2012 the company has signed an exclusive ten-country distribution agreement with SunPlex Limited. The sides have agreed to a 5 year distribution plan which involves three phases. Under the terms of the agreement, the project had the potential to bring sales of up to $75 Million or more over the course of 5 years. But as of January 31, 2014 no revenue has been realized from the said distribution agreement.

An agreement with Epik Investments Limited will be closed at the expiration of the 2-year period, ended April 30, 2014.

Cost of Goods Sold

The Company recognizes the direct cost of purchasing product for sale, including freight-in and packaging, as cost of goods sold in the accompanying income statement.

Cash and cash equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. For cash management purposes the company concentrates its cash holdings in an account at Bank of America and an old account at JP Morgan Chase Bank.

Inventory

Inventory consists of finished product, mCig electronic vaporizing cigarettes valued at the lower of cost or market valuation under the first-in, first-out method of costing.

Accounts Receivable

Accounts receivable, primarily from retail customers, are reported at the amount invoiced. Management reviews accounts receivable on a monthly basis to determine if any receivables are potentially uncollectible. As of January 31, 2014, the Company expects these receivables to be fully collectible and therefore has not estimated an allowance for doubtful accounts for the period.

Intangible assets – Goodwill

The Company's goodwill associated with its acquisitions is not amortized. Management reviews goodwill for impairment at least on an annual basis and at other times when existing conditions raise substantial questions about their recoverability. An impairment charge is recognized in the period which management determines that the assets are impaired. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Foreign currency translation

The Company’s functional currency and its reporting currency is the United States Dollar.

MCIG, INC.

Notes To Consolidated Financial Statements

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Financial Instruments

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash, accounts receivable, inventory, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

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

Website development costs

Under the provisions of FASB-ASC Topic 350, the Company previously capitalized costs of design, configuration, coding, installation, and testing of the Company’s website up to its initial implementation. Costs will be amortized to expense over an estimated useful life of three years using the straight-line method. Ongoing website post- implementation cost of operations, including training and application, are expensed as incurred. The Company evaluates the recoverability of website development costs in accordance with FASB-ASC Topic 350. As of the quarter ended January 31, 2014, management does not believe that there is a need for the impairment of costs incurred towards the development of its website.

	January, 31 2014	April 30, 2013
Website development cost	$25,477	$15,522
Accumulated amortization	(6,037)	(2,156)
Total intangible assets	$19,440	$13,366

Stock-Based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. The Company granted stock awards, at market value, to its advisors for services rendered. Accordingly, stock-based compensation has been recorded to date.

MCIG, INC.

Notes To Consolidated Financial Statements

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

3. BUSINESS ACQUISITIONS AND GOODWILL

On January 23, 2014, the Company completed the acquisition of Vapolution, Inc. by acquiring all of its' issued and outstanding shares in exchange for 5,000,000 shares of mCig's common stock at a market value of $0.25 per share on the date of the acquisition , where Vapolution became a wholly owned subsidiary. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition and the allocation of the purchase price to the fair value of net assets acquired:

Cash	$8,006
Inventory	9,564
Goodwill	$1,233,672
Accounts payable and accrued expenses	(1,242)
Total purchase price allocated	$1,250,000

The Company does not feel goodwill should be impaired at this time as revenues are being generated and will be generated.

4. STOCKHOLDERS’ EQUITY

Common Stock

The authorized capital of the Company is 560,000,000 common shares with a par value of $0.0001 per share.

MCIG, INC.

 Notes To Consolidated Financial Statements

(Unaudited)

4. STOCKHOLDERS’ EQUITY (CONT.)

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

On November 26, 2013, the company issued 500,000 shares of common stock at $0.083 per share for services of Chief Operating Officer by transferring these shares of common stock held by Paul Rosenberg. These shares were valued at $41,500 based on the price on the date of grant. It was considered as capital contribution.

On January 23, 2014. mCig, Inc. and Vapolution, Inc. entered into a Stock Purchase Agreement pursuant to which mCig issued 5,000,000 shares of common stock representing 1% of mCig's fully diluted capital structure to shareholders of Vapolution.

Paul Rosenberg, CEO of mCig, Inc. has cancelled an equal amount (5,000,000 shares) of common shares owned by him resulting in a net non-dilutive transaction to existing mCig, Inc. shareholders.

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

MCIG, INC.

 Notes To Consolidated Financial Statements

(Unaudited)

5. RELATED PARTY TRANSACTIONS (CONT.)

As of October 31, 2013, the President of the Company, Mr. Paul Rosenberg advanced the Company the amount of $65,050 for operating purposes.

On November 26, 2014, Mr. Paul Rosenberg has transferred 500,000 shares of common stock owned by him, to Mark Linkhorst for services rendered as COO of the Company. These shares were valued at $41,500 based on the price on the date of grant. It was considered as capital contribution.

On January 23, 2014, Mr. Paul Rosenberg has cancelled 5,000,000 shares of common stock owned by him as part of a Stock Purchase Agreement between mCig and Vapolution, Inc. resulting in a net non-dilutive transaction to existing mCig, Inc. shareholders.

On January 31, 2014, Mr. Paul Rosenberg, President and CEO, agreed to forgive all debts (the sum of $65,050) owed to him by the Company and recorded as Additional Paid in Capital.

6. SUBSEQUENT EVENTS

On February 24, 2014 the company entered into a Contribution Agreement with VitaCig, Inc., a wholly-owned subsidiary. In accordance with this agreement VitaCig, Inc accepted the contribution by mCig, Inc. of certain assets consisting of intellectual property, cash, and web development services as contribution in exchange for 500,135,000 shares of common capital stock representing 100% of the shares outstanding of VitaCig, Inc. The result is that mCig, Inc. holds 500,135,000 shares of VitaCig, Inc.  Mr. Paul Rosenberg, CEO of mCig, Inc. signed the Contribution on behalf of mCig, Inc. and is not receiving the shares personally.

The company plans to dividend a portion of these shares pro-rata, based on a one for one (1:1) to only the holders of vested common stock of mCig, Inc. at the record date of the dividend. No other class of security shall be affected by the dividend.  This will result in VitaCig, Inc. shares being held for investment on mCig, Inc.’s balance sheet. The purpose is to develop a subsidiary interest related to the VitaCig brand separate from mCig.

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

Business Overview

mCig, Inc. (mCig) was incorporated in the State of Nevada on December 30, 2010 originally under the name Lifetech Industries, Inc. Effective August 2, 2013, our name was changed from "Lifetech Industries, Inc." to "mCig, Inc." reflecting our new business model. Since October 2013, mCig, Inc. has positioned itself as a technology company focused on two long-term secular trends sweeping the globe: (1) The decriminalization and legalization of marijuana for medicinal or recreational purposes (2) The adoption of electronic vaporizing cigarettes (commonly known as “eCigs”) by the world’s 1.2 Billion smokers.  We manufacture and retail the mCig — the world’s most affordable loose-leaf eCig priced at only $10. Designed in the USA — the mCig provides a superior smoking experience by heating plant material, waxes, and oils delivering a smoother inhalation experience. The company also owns Vapolution, Inc. which manufactures and retails home-use vaporizers such as the Vapolution 2.0. Through its wholly owned subsidiary, VitaCig, Inc. the company is preparing to launch the VitaCig, a $2 nicotine-free eCig that delivers a water-vapor mixed with vitamins and natural flavors.

On January 23, 2014, the company signed a Stock Purchase Agreement with Vapolution, Inc. which manufactures and retails home-use vaporizers. In accordance with this agreement mCig, Inc. acquired 100% of Vapolution, Inc.; as part of this transaction mCig, Inc. issued 5,000,000 shares to shareholders of Vapolution, Inc. Paul Rosenberg, President & CEO of mCig, Inc. canceled an equal amount (5,000,000 shares) of common shares owned by him resulting in a net non-dilutive transaction to existing mCig, Inc. Shareholders.

An agreement with Epik Investments Limited will be closed at the expiration of the 2-year period, ended April 30, 2014.

Liquidity and Capital Resources

Cash Flows
	Nine months ended January 31, 2014	Nine months ended January 31, 2013
Net Cash From Used in Operating Activities	$(29,512)	$(39,797)
Net Cash Used by Investing Activities	$(1,948)	$(12,600)
Net Cash From Financing Activities	$65,050	$42,885
Net Increase (Decrease) in Cash During the Period	$33,590	$(9,512)

Results of Operations for the Nine Months Ended January 31, 2014 and 2013

Revenues

Revenues for the nine months ended January 31, 2014 and January 31, 2013 were $110,789 and $37,500 respectively as the result of our new business model and strategy and partly as the result of the 2 year distribution contract signed with Epik Investments Limited in May 2012.

Cost of Goods Sold

Cost of goods sold for the nine months ended January 31, 2014 and January 31, 2013 were $30,635 and $7,106 respectively.

Net Loss

For the nine months ended January 31, 2014 and January 31, 2013 we incurred net loss of $16,456 and $102,131, respectively.

Expenses

Our total operation expenses for the nine months ended January 31, 2014 were $96,610, which consisted of $22,411 of professional fees, $3,881 of amortization, $33,720 of general and administrative expenses and $34,058 of share-based compensation. Our general and administrative expenses consist of bank charges, advertising and promotion, rent, computer and internet expenses, postage and delivery and other miscellaneous expenses. For the nine months ended January 31, 2013 we incurred total expenses of $132,525, which consisted of $17,441 of professional fees, $88,064 of travel expenses, $862 of amortization, and $26,158 of general and administrative expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of January 31, 2014, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2014. Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: March 17, 2014	/s/ Paul Rosenberg
Paul Rosenberg
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive Officer)