Form 10-K/A
period 2013-04-30
mCig, Inc.
filed 2014-03-21
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #2

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

Yes ☒ No ☐

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

EXPLANATORY NOTE

The main purpose of this Amendment No. 2 to Lifetech Industries, Inc.’s Annual Report on Form 10-K for the annual period ended April 30, 2013, filed with the Securities and Exchange Commission on July 29, 2013 (the “Form 10-K”), is to provide the exhibits required by Item 601 of Regulation S-K. The previous filing didn't contain any of the required exhibits with the exception of the certifications required by Item 601 (b)(31) and (32), and there were no typed signature provided. As part of our financial statements we present the report of independent registered public accounting firm, previously provided as the Exhibit 23.1.

No other changes have been made to the Form 10-K. This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Liquidity and Financial Condition

Working Capital
	As at April 30, 2013	As at April 30, 2012	Change
Current Assets	$3,600	9,737	(6,137)
Current Liabilities	$227,053	115,950	(111,103)
Working Capital	$(223,453)	(106,213)	(117,240)

Cash Flows
	Year Ended April 30, 2013	Year Ended April 30, 2012	Since inception (December 30, 2010) to April 30, 2013
Net Cash Used in Operating Activities	$(57,282)	(123,599)	(198,556)
Net Cash Used by Investing Activities	$(12,600)	(2,922)	(15,522)
Net Cash Provided by (Used In) Financing Activities	$63,745	117,664	217,678
Net Increase (Decrease) in Cash During the Period	$(6,137)	(8,857)	3,600

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Lifetech Industries, Inc.

We have audited the accompanying balance sheets of Lifetech Industries, Inc. (A Development Stage Company) as of April 30, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended April 30, 2013 and 2012 and from inception (December 30, 2010) to April 30, 2013 and 2012. Lifetech Industries, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lifetech Industries, Inc. as of April 30, 2013 and 2012, and the results of its operations and its cash flows for the years ended April 30, 2013 and 2012 and for the period from inception (December 30, 2010) to April 30, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith, LLC
Henderson, Nevada
July 26, 2013

LIFETECH INDUSTRIES, INC.

(A Development Stage Company)

BALANCE SHEETS

(Audited)

	April 30,	April 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$3,600	$9,737
Total current assets	3,600	9,737
Intangible asset, net	13,366	2,922

Total assets	$16,966	$12,659
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,375	$7,017
Deferred revenue	50,000	—
Due to related party	172,678	108,933

Total liabilities	227,053	115,950
STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value per share, 200,000,000 shares authorized, 50,000,000 shares issued and outstanding	5,000	5,000
Additional paid-in capital	45,000	45,000
Accumulated deficit during development stage	(260,087)	(153,291)
Total stockholders' deficit	(210,087)	(103,291)
Total liabilities and stockholders' deficit	$16,966	$12,659

The accompanying notes are an integral part of the financial statements.

LIFETECH INDUSTRIES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Audited)

			Since Inception
			(December 30,
	Year ended	Year ended	2010) to
	April 30,	April 30,	April 30,
	2013	2012	2013

Revenue	$50,000	$-	$50,000
Gross profit	50,000	-	50,000
Operating expenses
Amortization expense	2,156	-	2,156
Professional fees	30,402	62,964	93,366
Travel expenses	88,064	26,235	114,299
General and administrative expenses	36,174	41,193	100,266
Total operating expenses	156,796	130,392	310,087
Net loss	$-106,796	$-130,392	$-260,087
Basic loss per share	$(0.00)	$(0.00)
Weighted average shares of common stock outstanding - basic	50,000,000	43,363,636

The accompanying notes are an integral part of the financial statements.

LIFETECH INDUSTRIES, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (DECEMBER 30, 2010) TO APRIL 30, 2013

(Audited)

	Common		Additional	Stock	Deficit	Total
					Accumulated	Stockholders'
	Shares		Paid-in	Payable	During	Equity
	Outstanding	Amount	Capital		Development
					Stage	(Deficit)
Inception, December 30, 2010	-	$-	$-	$-	$-	$-

Cash received in January 2011 for stock to be issued	-	-	-	100	-	100

Issue common stock – January and February 2011, net of proceeds	25,000,000	2,500	22,400	-	-	24,900

Net loss					(22,899)	(22,899)
	25,000,000
Balance, April 30, 2011		2,500	22,400	100	(22,899)	2,101

Contribution to capital July 2011	-	-	100	(100)	-	-
				-	-
Issue common stock for cash and services – July 2011	25,000,000	2,500	22,500	-	-	25,000

Net loss					(130,392)	(130,392)

Balance, April 30, 2012	50,000,000	5,000	45,000	-	(153,291)	(103,291)

Net loss					(106,796)	(106,796)

Balance, April 30, 2013	50,000,000	5,000	45,000	-	(260,087)	(210,087)

The accompanying notes are an integral part of the financial statements.

LIFETECH INDUSTRIES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Audited)

			Since
	Year Ended	Year Ended	Inception
	April, 30	April, 30	(December 30,
	2013	2012	2010) to
			April, 30,
			2013
Cash flows from operating activities
Net loss	$(106,796)	$(130,392)	$(260,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	2,156	-	2,156
Changes in operating assets and liabilities:
Accounts payable	(2,642)	6,793	4,375
Deferred revenue	50,000	-	50,000
Accrued expenses	-	-	5,000
Net cash used in operating activities	(57,282)	(123,599)	(198,556)
Cash flows from investing activities
Website development cost	(12,600)	-2,92	(15,522)
Net cash used in investing activities	(12,600)	-2,92	(15,522)
Cash flows from financing activities
Advance from related party	63,745	97,644	172,678
Issuance of common stock for cash	-	20,000	45,000
Net cash flows provided by financing activities	63,745	117,664	217,678
Net increase (decrease) in cash	(6,137)	(8,857)	3,600
Cash- beginning of period	9,737	18,594	-
Cash- end of period	$3,600	$9,737	$3,600
Supplemental non-cash information
Liabilities settled in stock	$-	$5000	$5,000

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

Notes To  Financial Statements

(Audited)

1.

BUSINESS DESCRIPTION AND BASIS OF PRESENTATION (CONT.)

The term of the New Agreements are for 10 years and shall automatically renew for 10 years unless both parties mutually agree not to renew 90 days before the end of the term.Effective December 2012 LifeTech Industries Inc. has signed an exclusive ten-country distribution agreement with SunPlex Limited.

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

The Lifetech AirWell System is a highly advanced air to water generator that produces high quality water by promoting and filtering the condensation of moisture from air. The Air Well System uses an advance triple step gathering system and 12-step purification process to produce water that is free of chemicals, pollutants, contaminants and hormones.v

Our manufacturer currently produces a home/office unit which generates approximately 30 liters of water per day.  However, our air to water generation and filtration technology is scalable and we are currently in the process of developing customizable units to service the water needs of a variety of industries such as:

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

LIFETECH INDUSTRIES, INC.

(A Development Stage Company)

Notes To Financial Statements

(Audited)

4. COMMON STOCK (CONT.)

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

LIFETECH INDUSTRIES, INC.

(A Development Stage Company)

Notes To Financial Statements

(Audited)

6. INCOME TAXES (CONT.)

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

	Year Ended
	April 30, 2013	April 30, 2012
Audit Fees	$14,110	$10,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$14,110	$10,000

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

Exhibit No.	Description
3.1	Articles of Incorporation
3.2	Bylaws
10.1	Joint Venture Agreement with Leadwill Corporation
10.2	Exclusive International Distributorship Agreement with Leadwill Corporation
10.3	Exclusive Technology License Agreement
10.4	Exclusive Distributorship Agreement with Epik Investments Limited
10.5	Joint Venture Agreement with LifeTech Japan Corporation
10.6	Exclusive Technology License Agreement with LifeTech Japan Corporation
10.7	Distributorship Partnership Agreement with SunPlex Limited
10.8	Debt Assignment, Consent and Release Agreement
10.9	Exclusive International Distributorship Agreement
99.1	Rule 13a-14(a) 15(d)-14(a) Certification of the Chief Executive Officer
99.2	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LIFETECH INDUSTRIES INC.
(Registrant)
Dated: March 20, 2014	/s/ Paul Rosenberg
Paul Rosenberg
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive Officer)