Form 10-Q/A
period 2013-07-31
mCig, Inc.
filed 2014-03-21
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #2

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to mCig, Inc.’s Quarterly Report on Form 10-Q for the period ended July 31, 2013, filed with the Securities and Exchange Commission on September 16, 2013 (the “Form 10-Q”), is to provide the signed version. The previous filing didn't contain any typed signature.

No other changes have been made to the Form 10-Q. This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

mCig, Inc.

(A Development Stage Company)

BALANCE SHEETS

	July 31,	April 30,
	2013	2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	3,874	3,600
Total current assets	3,874	3,600
Intangible asset, net	15,805	13,366
Total assets	19,679	16,966
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	2,375	4,375
Deferred revenue	37,500	50,000
Due to related party	24,300	172,678
Total liabilities	64,175	227,053
STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value per share, 1,000,000,000 shares authorized, 500,000,000 shares issued and outstanding	50,000	50,000
Additional Paid in Capital	172,678	-
Accumulated deficit during development stage	(267,174)	(260,087)
Total stockholders' deficit	(44,496)	(210,087)
Total liabilities and stockholders' deficit	19,679	16,966

The accompanying notes are an integral part of the financial statements.

mCig, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

			Since Inception
			(December 30,
	For the three months	For the three months	2010) to
	ended July 31,	ended July 31,	July 31,
	2013	2012	2013

Revenue	12,500	12,500	62,500
Gross profit	12,500	12,500	62,500
Operating Expenses
Amortization expense	1,294	-	3,450
Professional fees	9,225	6,360	102,591
Travel expenses	-	50,880	114,299
General and administrative expenses	9,068	12,075	109,334
Total operating expenses	19,587	69,315	329,674
Net loss	(7,087)	(56,815)	(267,174)
Basic and diluted loss per share	(0.00)	(0.00)
Weighted average shares of common stock outstanding - basic	500,000,000	500,000,000

The accompanying notes are an integral part of the financial statements.

mCig, Inc.

 (A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Since Inception
			(December 30,
	For the three months	For the three months	2010) to
	ended July 31,	ended July 31,	July 31,
	2013	2012	2013
Cash flows from operating activities
Net loss	(7,087)	(56,815)	(267,174)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	1,294		3,450
Changes in operating assets and liabilities:
Accounts payable	(2,000)	142	2,375
Deferred revenue	(12,500)	87,500	37,500
Accrued expenses	-	-	5,000
Net cash provided by (used in) operating activities	(20,293)	30,827	(218,849)
Cash flows from investing activities
Website development cost	(3,733)	(9,400)	(19,255)
Net cash used in investing activities	(3,733)	(9,400)	(19,255)
Cash flows from financing activities
Advance from related party	24,300	10,000	196,978
Issuance of common stock for cash	-	-	45,000
Net cash flows provided by financing activities:	24,300	10,000	241,978
Net increase in cash	274	31,427	3,874
Cash- beginning of period	3,600	9,737	-
Cash- end of period	3,874	41,164	3,874

Supplemental non-cash information
Liabilities settled in stock	-	-	5,000
Debt Forgiveness	172,678	-	172,678

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