Form 10-Q/A
period 2013-10-31
mCig, Inc.
filed 2014-03-21
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #1

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

EXPLANATORY NOTE

This Form 10-Q/A amends our quarterly report on Form 10-Q for the quarter ended October 31, 2013, which was filed with the Securities and Exchange Commission on December 16, 2013 (the “Form 10-Q”).

This Form 10-Q/A updates the information provided in Part I, Item 1, 2. We have disclosed the status of the Lifetech Industries business; the nature of the professional services rendered to the company, for which the company has issued restricted shares of common stock; and material terms of Preferred stock.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date.

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

mCig, Inc.

(A Development Stage Company)

BALANCE SHEETS

	October 31,	April 30,
	2013	2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$13,809	$3,600
Total current assets	13,809	3,600
Intangible asset, net	18,536	13,366
Total assets	$32,345	$16,966
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,064	$4,375
Deferred revenue	25,000	50,000
Due to related party	53,050	172,678
Total liabilities	81,114	227,053
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value per share, 50,000,000 shares authorized, 23,000,000 and zero shares issued and outstanding	2,300	-
Common stock, $0.0001 par value per share, 1,000,000,000 shares authorized, 270,090,000 and 500,000,000 shares issued and outstanding	27,009	50,000
Additional Paid in Capital	209,269	-
Accumulated deficit during development stage	(287,347)	(260,087)
Total stockholders' deficit	(48,769)	(210,087)
Total liabilities and stockholders' deficit	$32,345	$16,96

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

mCig, Inc.

 (A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Since Inception
	For the six	For the six	(December 30,
	months ended	months ended	2010) to
	October 31,	October 31,	October 31,
	2013	2012	2013
Cash flows from operating activities
Net (loss)	$(27,260)	$(101,192)	$(287,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	2,587	-	4,743
Common stock issued for services rendered	15,900	-	15,900
Changes in operating assets and liabilities:
Accounts payable	(1,311)	(5,573)	3,064
Deferred revenue	(25,000)	75,000	25,000
Accrued expenses	-	-	-
Net cash used in operating activities	(35,084)	(31,765)	(238,640)
Cash flows from investing activities
Website development cost	(7,758)	(9,400)	(23,280)
Net cash used in investing activities	(7,758)	(9,400)	(23,280)
Cash flows from financing activities
Advance from related party	53,050	36,950	225,728
Issuance of common stock for cash	-	-	50,000
Net cash flows provided by financing activities:	53,050	36,950	275,728
Net increase (decrease) in cash	10,209	(4,215)	13,809
Cash- beginning of period	3,600	9,737	-
Cash- end of period	$13,809	$5,522	$13,809

Supplemental non-cash information
Liabilities settled in stock	$5,000	$-	$5,000
Debt Forgiveness	$172,678	$-	$172,678

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

In accordance with our decision to change company's business model and strategy, all agreements related to the Lifetech business will be terminated and closed as of April 30, 2014.

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

	October, 31 2013	April 30, 2013
Website development cost	$ 23,280	$ 15,522
Accumulated amortization	(4,743)	(2,156)
Total intangible assets	$ 18,537	$ 13,366

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

On September 17, 2013, the company issued 60,000 restricted shares of common stock at $0.21 per share for professional services rendered in order to promote the company via social media.  These shares were valued at $12,600 based on the price on the date of grant.

On October 18, 2013, the company issued 30,000 restricted shares of common stock at $0.11 per share for professional services rendered in order to promote the company via social media. These shares were valued at $3,300 based on the price on the date of grant.

Stock split

Effective July 31, 2013, the company effected a 1 old for 10 new forward stock split of the Company’s common stock. As a result, our authorized capital increased from 200,000,000 to 1,000,000,000 shares of common stock and our issued and outstanding increased from 50,000,000 shares of common stock to 500,000,000 shares of common stock, all with a par value of $0.0001.

Preferred Stock

On September 14, 2013, the company entered into a Share Cancellation / Exchange / Return to Treasury Agreement with Paul Rosenberg, the chief executive officer of our company, for the cancellation of 230,000,000 shares of our common stock held by Mr. Rosenberg in exchange for 23,000,000 shares of our company’s Series A Preferred Stock. The Series A Preferred Stock has 10 votes for every share. The preferred shares are convertible and can be exchanged for a stated number of shares of the company's common stock, but not earlier than one year after the date of signature of the agreement.  No dividend shall be declared or paid on the Preferred Stock.

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

In accordance with our decision to change company's business model and strategy, all agreements related to the Lifetech business will be terminated and closed as of April 30, 2014.

Liquidity and Capital Resources

Cash Flows
	Six months ended October 31, 2013	Six months ended October 31, 2012	Since inception (December 30, 2010) to October 31, 2013
Net Cash From Used in Operating Activities	$(35,084)	$(31,765)	$(238,640)
Net Cash Used by Investing Activities	$(7,757)	$(9,400)	$-23,28
Net Cash From Financing Activities	$53,050	$36,950	$275,728
Net Increase (Decrease) in Cash During the Period	$10,209	$(4,215)	$13,809

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

Dated: March 20, 2013	/s/ Paul Rosenberg
Paul Rosenberg
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive Officer)