Form 10-K/A
period 2013-04-30
mCig, Inc.
filed 2014-04-23
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #3

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

EXPLANATORY NOTE

We are filing this Amendment #3 to Lifetech Industries, Inc.’s Annual Report on Form 10-K for the annual period ended April 30, 2013, originally filed with the Securities and Exchange Commission on July 29, 2013 (the “Original Form 10-K”) to amend the following items: (i) Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (ii) Item 9A “Controls and Procedures,” and (iii) Item 8 “Financial Statements and Supplementary Data”.

No other changes have been made to the Form 10-K. This Amendment #3 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

As of April 30, 2013, the company did not purchase or make any sales of air to water generators.

Effective December 1, 2012 LifeTech Industries Inc. has signed an exclusive ten-country distribution agreement with SunPlex Limited.

The three phases, previously disclosed, are not part of the distribution agreement. In accordance with the agreement SunPlex has 30 days from receipt of evaluation units to perform all of its product testing as well as its due diligence assessment, subject to acceptance by SunPlex.

Under the terms of the agreement, the project has the potential to bring sales of up to $75 Million.  This is based upon five year forecasts that are non-binding on SunPlex.

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

As of April 30, 2013, we did not purchase or make any sales of air to water generators. We were not able to raise enough investment to fund production or further product development.

Effective December 1, 2012 LifeTech Industries Inc. has signed an exclusive ten-country distribution agreement with SunPlex Limited.

The three phases, previously disclosed, are not part of the distribution agreement. In accordance with the agreement SunPlex has 30 days from receipt of evaluation units to perform all of its product testing as well as its due diligence assessment, subject to acceptance by SunPlex.

Under the terms of the agreement, the project has the potential to bring sales of up to $75 Million.  This is based upon five year forecasts that are non-binding on SunPlex. As of April 30, 2013 no revenue has been realized from the said distribution agreement.

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

Effective December 1, 2012 LifeTech Industries Inc. has signed an exclusive ten-country distribution agreement with SunPlex Limited.

LIFETECH INDUSTRIES, INC.

(A Development Stage Company)

Notes To Financial Statements

(Audited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

The three phases, previously disclosed, are not part of the distribution agreement. In accordance with the agreement SunPlex has 30 days from receipt of evaluation units to perform all of its product testing as well as its due diligence assessment, subject to acceptance by SunPlex.

Under the terms of the agreement, the project has the potential to bring sales of up to $75 Million. This is based upon five year forecasts that are non-binding on SunPlex. As of April 30, 2013 no revenue has been realized from the said distribution agreement.

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

LIFETECH INDUSTRIES, INC.

(A Development Stage Company)

Notes To Financial Statements

(Audited)

7. SUBSEQUENT EVENTS (CONT.)

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

None.

ITEM 9A.

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

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

Under the new management team, as required by SEC Rule 15d-15(b), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive and our principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting that existed as of April 30, 2013, as described below.

During the fourth quarter, ended April 30, 2013, the Company identified a deficiency in the Company’s internal control over financial reporting that constitutes a material weakness as of April 30, 2013. Specifically, our management review controls failed to detect errors in the initial filed Form 10-K. The annual report was not signed and no material contracts and other exhibits were filed. As a result of this material weakness, management concluded that we did not maintain effective control over financial reporting as of April 30, 2013.

We will remediate the above identified material weakness and improve our internal control system including: improving processes, implementing additional controls and increased precision around management’s review controls. The management team will also provide guidance to employees to ensure clear understanding of the controls and procedures. The firm will utilize its technology to assist in the process of overseeing its business practices.

(b) Changes in internal control

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

LIFETECH INDUSTRIES INC.
(Registrant)
Dated: April 23, 2014	/s/ Paul Rosenberg
Paul Rosenberg
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive Officer)