Form 10-Q/A
period 2013-10-31
mCig, Inc.
filed 2014-04-23
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #3

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

EXPLANATORY NOTE

We are filing this Amendment #3 on Form 10-Q to amend the following items of our Quarterly Report on Form 10-Q for the quarter ended October 31, 2013, as originally filed with the Securities and Exchange Commission on December 16, 2013 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I “Controls and Procedures,” (iv) Item 2 of Part II “Unregistered sales of equity securities and use of proceeds,” and (v) Item 6 of Part II “Exhibits”.

No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

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

mCig, Inc.

(A Development Stage Company)

BALANCE SHEETS

	October 31,	April 30,
	2013	2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$13,809	$3,600
Total current assets	13,809	3,600
Intangible asset, net	18,536	13,366
Total assets	$32,345	$16,966
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,064	$4,375
Deferred revenue	25,000	50,000
Due to related party	53,050	172,678
Total liabilities	81,114	227,053
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value per share, 50,000,000 shares authorized, 23,000,000 and zero shares issued and outstanding	2,300	-
Common stock, $0.0001 par value per share, 1,000,000,000 shares authorized, 270,090,000 and 500,000,000 shares issued and outstanding	27,009	50,000
Additional Paid in Capital	209,269	-
Accumulated deficit during development stage	(287,347)	(260,087)
Total stockholders' deficit	(48,769)	(210,087)
Total liabilities and stockholders' deficit	$32,345	$16,966

The accompanying notes are an integral part of the financial statements.

mCig, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended October 31 2013	For the Three Months Ended October 31 2012	For the Six Months Ended October 31 2013	For the Six Months Ended October 31 2012	Since Inception (December 30, 2010) to October 31 2013

Revenue	$13,180	$12,500	$25,680	$25,000	$75,680
Cost of sales	-	7,034	-	7,105	-
Gross profit	13,180	5,466	25,680	17,895	75,680
Operating Expenses
Amortization expense	1,294	-	2,587	-	4,743
Professional fees	6,202	3,610	15,427	9,969	108,793
Travel expenses	-	37,184	-	88,064	114,299
General and administrative expenses	9,658	9,049	19,026	21,054	119,292
Share-based compensation	15,900	-	15,900	-	15,900
Total operating expenses	33,053	49,843	52,940	119,087	363,027
Other Income (Expense) Debt forgiveness	-	-	-	-	-
Net loss	$(19,873)	$(44,377)	$(27,260)	$(101,192)	$(287,347)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares of common stock outstanding - basic	270,000,000	270,000,000	270,000,000	270,000,000

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

As of October 31, 2013, we did not purchase or make any sales of air to water generators. We were not able to raise enough investment to fund production or further product development.

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

This agreement will be cancelled on April 30, 2014.

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

In accordance with our decision to change company's business model and strategy, all agreements related to the Lifetech business will be terminated and cancelled as of April 30, 2014. It will not have any impact on the current and future operations because all of these agreements are related to the previous business directions of the Company.

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

This agreement will be cancelled on April 30, 2014.

All agreements related to the Lifetech business will be terminated and closed as of April 30, 2014. It will not have any impact on the current and future operations because all of these agreements are related to the previous business directions of the Company.

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

On April 11, 2014, we have amended a Share Cancellation / Exchange / Return to Treasury Agreement, under the terms of which shares may be converted at any time or from time to time.

On April 11, 2014, we filed a Certificate of Correction with the Secretary of State of the State of Nevada, solely to correct an error found in the Certificate of Designation, originally filed on September 11, 2014 (the “Prior Filing”). The Prior Filing incorrectly stated that shareholders have no preemptive rights to subscribe for, purchase or receive any part of any new or additional shares of any class, whether now or hereinafter authorized, or of bonds or debentures, or other evidences of indebtedness convertible into or exchangeable for shares of any class, but all such new or additional shares of any class, or any bond, debentures or other evidences of indebtedness convertible into or exchangeable for shares, may be issued and disposed of by the Board of Directors on such terms and for such consideration (to the extent permitted by law), and to such person or persons as the Board of Directors in their absolute discretion may deem advisable.

The correct section 5 is disclose that each holder of shares of Series A Preferred Stock shall have the right to convert, at any time and from time to time, all or any part of the Preferred Shares held by such Holder into a stated number of the company's Common Stock Shares.

As at April 21, 2014, the Certificate of Correction is pending for approval.

mCig, Inc.

 (A Development Stage Company)

Notes To Financial Statements

(Unaudited)

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

6. SUBSEQUENT EVENTS

On November 15, 2013, the company issued 45,000 restricted shares of common stock at $0.07 per share for professional services rendered in order to promote the company via social media. These shares were valued at $3,150 based on the price on the date of grant.

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

As of October 31, 2013 we did not purchase or make any sales of air to water generators. We were not able to raise enough investment to fund production or further product development.

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

This agreement will be cancelled on April 30, 2014.

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

All agreements related to the Lifetech business will be terminated and closed as of April 30, 2014. It will not have any impact on the current and future operations because all of these agreements are related to the previous business directions of the Company.

Liquidity and Capital Resources

Cash Flows
	Six months ended October 31, 2013	Six months ended October 31, 2012	Since inception (December 30, 2010) to October 31, 2013
Net Cash From Used in Operating Activities	$(35,084)	$(31,765)	$(238,640)
Net Cash Used by Investing Activities	$(7,757)	$(9,400)	$(23,280)
Net Cash From Financing Activities	$53,050	$36,950	$275,728
Net Increase (Decrease) in Cash During the Period	$10,209	$(4,215)	$13,809

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

Under the new management team, as required by SEC Rule 15d-15(b), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive and our principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting that existed as of October 31, 2013, as described below.

During the quarter, ended October 31, 2013, the Company identified a deficiency in the Company’s internal control over financial reporting that constitutes a material weakness as of October 31, 2013. Specifically, our management review controls failed to detect errors in the initial filed Form 10-Q. As a result of this material weakness, management concluded that we did not maintain effective control over financial reporting as of October 31, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 17, 2013, we authorized the issuance 60,000 restricted shares of common stock at $0.21 per share to company's consultant for professional services rendered in order to promote the company via social media. These shares were valued at $12,600 based on the price on the date of grant. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On October 18, 2013, we authorized the issuance 30,000 restricted shares of common stock at $0.11 per share to company's consultants for professional services rendered in order to promote the company via social media. These shares were valued at $3,300 based on the price on the date of grant. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Exhibit
Number	Description
10.1	Consulting Agreement dated August 17, 2013 between the Company and Ryan Longley
10.2	Consulting Agreement dated September 18, 2013 between the Company and Andre Johnson
10.3	Consulting Agreement dated September 18, 2013 between the Company and Mark Linkhorst
10.4	Consulting Agreement dated September 18, 2013 between the Company and Matt Simmons
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 23, 2014	/s/ Paul Rosenberg
Paul Rosenberg
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive Officer)