Form 10-Q/A
period 2013-10-31
mCig, Inc.
filed 2014-05-29
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #4

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of  the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2013.

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from N/A to N/A

Commission File No. 333-175941

mCig, Inc.

(Name of small business issuer as specified in its charter)

Nevada	27-4439285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5806 119th Ave. SE, Bellevue, WA	98006
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	425-998-9160

800 Bellevue Way NE, Suite 400, WA 98004

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

EXPLANATORY NOTE

We are filing this Amendment #4 on Form 10-Q for the quarter ended October 31, 2013, as originally filed with the Securities and Exchange Commission on December 16, 2013 (the “Original Form 10-Q”) to amend information relating to Preferred Stock terms.

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

Preferred Stock

As previously reported on the Form 10-Q filed by mCig, Inc. on December 16, 2013, the Company entered into a Share Cancellation / Exchange / Return to Treasury Agreement with Paul Rosenberg, the chief executive officer of mCig, Inc., for the cancellation of 230,000,000 shares of our common stock held by Mr. Rosenberg in exchange for 23,000,000 shares of our company’s Series A Preferred Stock. Under the terms of the Agreement the Preferred Shares are convertible and can be exchanged for a stated number of shares of the company's common stock, but not earlier than one year after the date of signature of the agreement.

The Share Cancellation / Exchange / Return to Treasury Agreement was amended on April 10, 2014. Under terms of which all or any part of the Preferred Shares held by Shareholder can be converted at any time or from time to time, and can be exchanged for a stated number of the company's Common Stock Shares.

As of May 28, 2014, there were no set conversion terms for the Series A preferred stock either in the certificate of designation of mCig’s Series A preferred stock or in the agreement, as amended, under which Mr. Rosenberg received 23,000,000 shares of Series A preferred stock.

The Board of Directors determines the stated number of the Company’s common stock shares into which the Series A preferred shares can be converted into – both with respect to the 23,000,000 Series A preferred shares already issued and with respect to the remaining 27,000,000 authorized but unissued shares of Series A preferred stock.

The Series A Preferred shares of mCig, Inc. carry ten (10) votes per each share of Preferred stock while mCig, Inc’s common shares carry one (1) vote per each share outstanding.  Thus, a logical conversion ratio for Mr. Rosenberg’s 23,000,000 Series A preferred shares would be 10:1 indicating the Preferred shares are exchangeable into 230,000,000 common shares in the Company.

On April 11, 2014, we filed a Certificate of Correction with the Secretary of State of the State of Nevada, solely to correct an error found in the Certificate of Designation, originally filed on September 11, 2013 (the “Prior Filing”).

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

The correct section 5 discloses that each holder of shares of Series A Preferred Stock shall have the right to convert, at any time and from time to time, all or any part of the Preferred Shares held by such Holder into a stated number of the company's Common Stock Shares.

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

Dated: May 29, 2014	/s/ Paul Rosenberg
Paul Rosenberg
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive Officer)