Form 10-Q/A
period 2014-01-31
mCig, Inc.
filed 2014-05-30
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #1

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2014.

☐  Transition Report Pursuant to Section 13 or 15(d)  of the Securities Exchange Act

For the transition period from N/A to N/A

Commission File No. 333-175941

mCig, Inc.

(Name of small business issuer as specified in its charter)

Nevada	27-4439285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Bellevue Way NE, Suite 400, WA	98004
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	425-462-4219

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

EXPLANATORY NOTE

We are filing this Amendment #1 on Form 10-Q to amend the following items of our Quarterly Report on Form 10-Q for the quarter ended January 31, 2014, as originally filed with the Securities and Exchange Commission on March 17, 2014 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I “Controls and Procedures,” (iv) Item 2 of Part II “Unregistered sales of equity securities and use of proceeds,” and (v) Item 6 of Part II “Exhibits”.

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

mCig, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	January 31,	April 30,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$37,190	$3,600
Accounts receivable	6,309	-
Inventory	21,124	-
Prepaid expense	26,492	-
Total current assets	91,115	3,600
Intangible asset, net	19,440	13,366
Goodwill	1,233,672	-
Total assets	$1,344,227	$16,966
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and other current liabilities	$9,991	$4,375
Deferred revenue	12,500	50,000
Due to related party	-	172,678
Total current liabilities	22,491	227,053
Total liabilities	22,491	227,053
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value per share, 50,000,000 shares authorized, 23,000,000 and zero shares issued and outstanding	2,300	-
Common stock, $0.0001 par value per share, 560,000,000 shares authorized, 270,135,000 and 500,000,000 shares issued and outstanding	27,014	50,000
Additional paid in capital	1,568,965	-
Accumulated deficit during development stage	(276,543)	(260,087)
Total stockholders' equity (deficit)	1,321,736	(210,087)
Total liabilities and stockholders' equity (deficit)	$1,344,227	$16,966

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

mCig, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	January 31, 2014	January 31, 2013
Cash flows from operating activities
Net loss	$(16,456)	$(102,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	3,881	862
Share based compensation	34,058	-
Changes in operating assets and liabilities:
Accounts receivable	(6,309)	-
Inventory	(11,560)	-
Accounts payable	4,375	(1,028)
Deferred revenue	(37,500)	62,500
Net cash used in operating activities	(29,512)	(39,797)
Cash flows from investing activities
Website development cost	(9,955)	(12,600)
Investment in Vapolution	8,007	-
Net cash used in investing activities	(1,948)	(12,600)
Cash flows from financing activities
Advance from related party	65,050	42,885
Issuance of common stock for cash	-	-
Net cash flows provided by financing activities:	65,050	42,885
Net increase (decrease) in cash	33,590	(9,512)
Cash- beginning of period	3,600	9,737
Cash- end of period	$37,190	$225

Supplemental non-cash information
Debt Forgiveness	$237,728	$-
Goodwill acquired in business combination	1,233,672	-
Net asset acquired in business combination	8,321	-
Liabilities settled in stock	$-	$5,000

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

On January 23, 2014, Paul Rosenberg, CEO of mCig, Inc. has cancelled an equal amount (2,500,000 shares) of common shares owned by him resulting in a net non-dilutive transaction to existing mCig, Inc. shareholders. The remaining 2,500,000 of common shares owned by Paul Rosenberg will be cancelled on the one year anniversary of the agreement on January 23, 2015, to offset the 2,500,000 new shares issued from the treasury to complete the purchase of mCig, Inc.

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

On December 1, 2012, LifeTech Industries Inc. has signed an exclusive ten-country distribution agreement with SunPlex Limited. The three phases, previously disclosed, are not part of the distribution agreement. In accordance with the agreement SunPlex has 30 days from receipt of evaluation units to perform all of its product testing as well as its due diligence assessment, subject to acceptance by SunPlex.

Under the terms of the agreement, the project has the potential to bring sales of up to $75 Million.  This is based upon five year forecasts that are non-binding on SunPlex. As of October 31, 2013 no revenue has been realized from the said distribution agreement. This agreement was cancelled on April 30, 2014.

All agreements related to the Lifetech business are terminated and closed as of April 30, 2014. It will not have any impact on the current and future operations because all of these agreements are related to the previous business directions of the Company.

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

3. BUSINESS ACQUISITIONS AND GOODWILL

On January 23, 2014, the Company completed the acquisition of Vapolution, Inc. by acquiring all of its' issued and outstanding shares in exchange for 5,000,000 shares of mCig's common stock at a market value of $0.25 per share on the date of the acquisition, where Vapolution became a wholly owned subsidiary.

Following consultation with our legal and auditing advisors in preparation for the filing of our audited Form 10-K, the company and Vapolution, Inc. decided to amend their original Stock Purchase Agreement. Per the amended Stock Purchase Agreement executed as of May 23, 2014, a clarification was made to the agreement that more appropriately expresses the spirit of the transaction as agreed upon by management of mCig and the previous owners of Vapolution, Inc. As a result, one of the changes in the agreement is the disclosure that all of Vapolution’s assets were in-fact purchased by mCig as part of this agreement.

While the amended Vapolution, Inc. acquisition agreement provides mCig, Inc. with more control of the company and its assets, several risk factors must still be considered:

1.

mCig’s role is one that mirrors an overseer running the day-to-day operations of the Company. As such, we run the risk that previous management in-charge of the day-to-day operations at Vapolution, make decisions that are not aligned with the vision of mCig’s Board of Directors.

2.

There is no way to guarantee that the previous owners of Vapolution, Inc. will make decisions that are in the best interest of Vapolution, Inc. as an mCig, Inc. subsidiary. To ensure themselves in the best manner possible, the previous owners of Vapolution are guaranteed the first $110,000 of Earnings Before Interest Tax Depreciation and Amortization from the yearly profits of the Company.

3.

Since the entire transaction for the purchase of Vapolution was in the form of 5,000,000 shares of mCig, Inc. common stock shares, the Board of Directors believes that it would be in the management’s best interest to improve Vapolution, Inc.’s performance, since this would directly have a moderate effect on the price of mCig, Inc.’s common stock share price.

1. The Purchase Agreement grants exclusive rights over the day-to-day operations of Vapolution, Inc. to its former owners. The Board of Directors of mCig, Inc. will review the financial activity of Vapolution, Inc. on a monthly basisand will sign off on any large investments, payments to management, creative ideas, as well as have  ultimate decision power over all material decisions and the overall strategy of the business. mCig management  believes that  introducing the mCig culture into the marketing of Vapolution products will greatly increase  Vapolution’s economic potential. This theory was re-enforced  immediately after the completion of the Vapolution, Inc. acquisition. The first order of business after the acquisition was the complete redesign of the Company website by mCig’s staff (www.vapolution.com). Furthermore, the previous owners in collaboration with mCig’s technical staff are working extensively on the Vapolution Vaporizer 3.0, which management expects to have on the market in the fall of 2014. In addition to streamlining several processes, such as consolidating administrative, accounting, and fulfilment for both mCig and Vapolution which will reduce the bottom line expenses for the combined companies. mCig, Inc. management believes that these initiatives will produce significant cost-savings for both companies. More importantly, the combined strategies will assist in returning Vapolution, Inc. to its past prosperity.

2. The management of the company looks at “the first one hundred and ten thousand dollars ($110,000) of EBITDA per year (Earnings Before Interest, Tax, Depreciation and Amortization) from Vapolution, Inc. sales to be split equally amongst LUCEY and SHAFFER (50% each) for a period of ten (10) years following the execution of this agreement (“earn-out-period”)” as the appropriate salary to the previous Company owners of Vapolution for their continued full-time involvement in the running of the day-to-day operations of this mCig Brand. We looked at the prior results of the operations of Vapolution, Inc. and determined that paying the first 110,000 of EBITDA per year would be an appropriate “salary” expense to secure the services of Patrick Lucey and Chad Shaffer to run autonomously the operations of Vapolution Inc. for the next 10 years. After these 10 years, we would re-negotiate a salary contract with Patrick and Chad, to continue running the operations of Vapolution, if deemed appropriate.

We examined the historic salary payments paid by the previous owners of Vapolution Inc. ($39,000 and $37,600 for the periods ended as of 3/30/13 and as of 3/30/14, respectively.) Furthermore, the management paid for rent expense in the amount of ($39,000 and $21,009 for the periods ended as of 3/30/13 and as of 3/30/14, respectively.) As a result, in coming up with the first 110,000 of EBITDA per year, the salary expense as well as the rent expense will be subtracted from this amount. The way that they will pay themselves will be in the form of a monthly evaluation. Based on the monthly results of the Brand and the results of the operations of the company, with the approval of mCig Board of Directors, Patrick and Chad will be paid upto $9,000 per month as a salary/ rent expense (based on the current month results.) On January 23 of each year, a summary calculation will be prepared to determine how much payment is required to be made to Patrick and Chad (if the Company was able to achieve all of its objectives and obtain EBITDA in this time period above $110,000.) If for some reason the results from Vapolution show a loss in this time period, no salary would be paid out, as evident by the agreement signed between mCig and Vapolution, Inc.

3. After the one year period, if the previous owners of Vapolution do not rescind the purchase agreement and return to full ownership of the Company, the previous owners will be unable to rescind the agreement. After this period, the Board of Directors will continue to evaluate the performance of Vapolution, to continuously determine whether the Company is meeting all of the set-out objectives and goals. In the event that the former owners resign or are asked to resign from their current management positions in Vapolution, Inc., mCig, Inc. will have to step-in and manage the operations of the Company. Since the earliest that this ultimate measure can take place (at least 1 year after the anniversary date of the purchase agreement), the Board of Directors of mCig, Inc. believes that by this time they will have gained the necessary experience and knowledge to continue to operate the Company without any interruption. To be able to accomplish this, several employees of mCig, Inc. have taken an interest in learning about the operations of the Company as well as assisting in the development of the Vapolution Vaporizer 3.0. As a result, mCig, Inc.’s management is confident that it is very unlikely that they would experience material losses in revenues in the event of a restructuring of the operational management currently in place at Vapolution, Inc.

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

The entire purchase price of 5,000,000 common shares of mCig, Inc. (2,500,000 paid within 30 days of the acquisition and the remaining 2,500,000 shares reserved for future payout) which on the date of the agreement had a fair market value of $1,233,672 - was included in the Balance Sheet of mCig, Inc. in the form of Goodwill. Our thought process behind this transaction was as follows:

1.

There was not a correct or appropriate way to estimate an approximate amount that should be allocated specifically to the customer list.  Even though our full intention is to cross-market mCig’s products to Vapolution customers and vice-versa, the Board of Directors made a strategic decision to hold off until the third generation of mCig and Vapolutions products will be released.

2.

Since a search of comparable company sales provided no transactions that we could utilize for valuation purposes, and since we are not currently utilizing the client list that Vapolution contributed as of part of this transaction, in placing a value on Vapolution, we could not rely on the Market Approach in coming up with a value for the Company. Instead, we came up with a value for 100% non-marketable, minority interest value for Vapolution, Inc. using the Discounted Future Earnings method, through the Income Approach Valuation Method (Reference Exhibit 2, Page 1-2). In allocating a value for Vapolution, we considered but did not utilize the Net Asset Value Method, since it assumed that the value of a business will be realized by  the hypothetical sale of its net assets as part of a going concern. Since capital and other intangibles represent a substantial portion of the asset base of Vapolution, and the approach to value these intangibles duplicates the approach used in the income approach, using it here as well would overweight its impact on our conclusion of value.

The primary reasons for the acquisition of Vapolution per ASC 805-10-50-2(d) can be summarized by the following:

1.

Vapolution has been a leader in its industry since the company’s inception in the early 2000’s. After years of sustained success and consistent revenue streams and profitability, financial performance peaked and for the first time since inception, revenues fell flat. At this stage, management realized that unless fundamental changes were implemented and the trend reversed significant market share could be lost permanently. That is why the transaction with mCig made sense for both parties. In its acquisition of Vapolution, mCig acquired more than just a successful brand and an exemplary product. mCig also acquired a team of two fantastic engineers that were very familiar with the industry and well respected by their peers.  Vapolution, Inc. management recognized that by aligning with mCig, Inc. the combined companies would be stronger, have substantial cost-synergies, as well as growth-synergies. Meanwhile, administration, accounting, and fulfillment could be streamlined and consolidated while the team at Vapolution could return to what they do best which was creating great products.

2.

By agreeing to join forces with mCig, Vapolution’s management agreed to allow mCig to run the marketing side, while they turned all of their focus on developing the third generation Vapolution product. Since mCig is not a direct competitor to Vapolution, this acquisition made further sense as it added another revenue stream for the company while allowing mCig, Inc. to expand into the home-use vaporizer segment.

We have consulted with our legal counsel and auditors and acknowledge that an audit of Vapolution Inc. will be necessary and will be included in the amended 8-K. We have retained De Joya Griffith, LLC to perform the audit and they require 90 days to complete the audit procedure. The deadline for filing the April 30, 2014 Form 10-K with the Securities Exchange Commission is July 29, 2014.

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

On January 23, 2014, the Company completed the acquisition of Vapolution, Inc. by acquiring all of its' issued and outstanding shares in exchange for 5,000,000 shares of mCig's common stock at a market value of $0.25 per share on the date of the acquisition, where Vapolution became a wholly owned subsidiary.

On January 23, 2014, Paul Rosenberg, CEO of mCig, Inc. has cancelled an equal amount (2,500,000 shares) of common shares owned by him resulting in a net non-dilutive transaction to existing mCig, Inc. shareholders. The remaining 2,500,000 of common shares owned by Paul Rosenberg will be cancelled on the one year anniversary of the agreement on January 23, 2015, to offset the 2,500,000 new shares issued from the treasury to complete the purchase of mCig, Inc.

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

Preferred Stock

On September 23, 2013, the Company entered into a Share Cancellation / Exchange / Return to Treasury Agreement with Paul Rosenberg, the chief executive officer of mCig, Inc., for the cancellation of 230,000,000 shares of our common stock held by Mr. Rosenberg in exchange for 23,000,000 shares of our company’s Series A Preferred Stock. Under the terms of the Agreement the Preferred Shares are convertible and can be exchanged for a stated number of shares of the company's common stock, but not earlier than one year after the date of signature of the agreement.

On April 10, 2014, the Share Cancellation / Exchange / Return to Treasury Agreement was amended. Under terms of the amended agreement, all or any part of the Preferred Shares held by Shareholder can be converted at any time or from time to time, and can be exchanged for a stated number of the company's Common Stock Shares.

As of May 30, 2014, there were no set conversion terms for the Series A preferred stock either in the certificate of designation of mCig’s Series A preferred stock or in the agreement, as amended, under which Mr. Rosenberg received 23,000,000 shares of Series A preferred stock.

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

On April 11, 2014, the Company filed a Certificate of Correction with the Secretary of State of the State of Nevada, solely to correct an error found in the Certificate of Designation, originally filed on September 11, 2013 (the “Prior Filing”). The Prior Filing incorrectly stated that shareholders have no preemptive rights to subscribe for, purchase or receive any part of any new or additional shares of any class, whether now or hereinafter authorized, or of bonds or debentures, or other evidences of indebtedness convertible into or exchangeable for shares of any class, but all such new or additional shares of any class, or any bond, debentures or other evidences of indebtedness convertible into or exchangeable for shares, may be issued and disposed of by the Board of Directors on such terms and for such consideration (to the extent permitted by law), and to such person or persons as the Board of Directors in their absolute discretion may deem advisable.

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

On November 26, 2013, Mark Linkhorst was appointed as Chief Operation Officer (COO) of the company. According to his employment agreement he should be paid 1,000,000 shares of our common stock for the first year. On November 26, 2014, the Company issued 500,000 shares of common to Mark Linkhorst for future services to be rendered. Simultaneously, Paul Rosenberg cancelled an equal amount of shares (500,000) owned by him. On this date, these shares had a FMV of $41,500 based on the price on the date of grant, and was classified as a capital contribution on the Company’s books.

Below is a breakdown of the accounting for the capital contribution for the issuance of 500,000 common shares to Mr. Linkhorst:

Prepaid Expenses	26,492
Salary Expenses	15,008
To additional paid in capital		41,500

The remaining 500,000 shares of common stock that are owed to Mr. Linkhorst for his future services as COO of mCig, Inc. will be paid out and recorded at FMV on a monthly basis, at a rate of 83,333 shares per month. Since there is no way to estimate the FMV of these shares, a note disclosure was deemed appropriate.

On January 23, 2014, Mr. Paul Rosenberg has cancelled 2,500,000 shares of common stock owned by him, as part of a Stock Purchase Agreement between mCig and Vapolution, Inc. resulting in a net non-dilutive transaction to existing mCig, Inc. shareholders.

On January 31, 2014, Mr. Paul Rosenberg, President and CEO, agreed to forgive all debts (the sum of $65,050) owed to him by the Company and recorded as Additional paid in capital.

6. SUBSEQUENT EVENTS

On February 24, 2014 the company entered into a Contribution Agreement with VitaCig, Inc., a wholly-owned subsidiary.  In accordance with this agreement VitaCig, Inc. accepted the contribution by mCig, Inc. of specific assets consisting solely of pending trademarks for the term “VitaCig” filed with the United States Patent and Trademark Office (USPTO) on January 18, 2014, $500 in cash, and web development services as contribution in exchange for 500,135,000 shares of common capital stock representing 100% of the shares outstanding of VitaCig, Inc. This resulted in mCig, Inc. owning 500,135,000 shares of VitaCig, Inc. Mr. Paul Rosenberg, CEO of mCig, Inc. signed the Contribution on behalf of mCig, Inc. and is not receiving the shares personally.

The company plans to dividend a portion of these shares pro-rata, based on a one for one (1:1) ratio to only the holders of vested common stock of mCig, Inc. at the record date of the dividend. No other class of security shall be affected by the dividend.  This will result in VitaCig, Inc. shares being held for investment on mCig, Inc.’s Balance Sheet. The purpose is to develop a subsidiary interest  related to the VitaCig brand separate from mCig.

On February 24, 2014, Chief Operating Officer of mCig, Inc., Mark James Linkhorst, was appointed as President of VitaCig.

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

●

mCig 2.0 is available for purchase through the mCig website (www.mCig.org) and through Companies who've ordered them in bulk through the Company’s Wholesale, Distributor and Retail programs;

●

4 Piece Glass Packs are available for purchase through the mCig website (www.mCig.org) and though Companies who’ve ordered them in bulk through the Company’s Wholesale, Distributor and Retail programs;

●

Vapolution Vaporizer 2.0 along with various accessories are available for purchase through the Vapolution website (www.vapolution.com);

●

VitaCig Refresh, Energize or Relax E-cigarettes are available for purchase through the VitaCig website (www.VitaCig.org)

●

mCig T-Shirt’s are available via the mCig website (www.mCig.org)

All of our existing product catalogs are available for sale globally. The Company ships internationally via USPS International First Class.

In development:

mCig, Inc., Vapolution, Inc. and VitaCig are currently in the process of researching and developing a future line of products including the mCig 3.0, the Vapolution 3.0, and the LiqCig, respectively. These products are still in the conceptual phase, as we hope to have these out sometime in the Fall 2014.

Vitality Glassware jars for herb storage as well as Underwater Kinetics UltraBox 420 for the storage of the mCig 2.0 and its accessories will be available shortly on the mCig website (www.mCig.org).

On January 23, 2014, the Company completed the acquisition of Vapolution, Inc. by acquiring all of its' issued and outstanding shares in exchange for 5,000,000 shares of mCig's common stock at a market value of $0.25 per share on the date of the acquisition, where Vapolution became a wholly owned subsidiary.

On January 23, 2014, Paul Rosenberg, CEO of mCig, Inc. cancelled an equal amount (2,500,000 shares) of common shares owned by him resulting in a net non-dilutive transaction to existing mCig, Inc. shareholders. The remaining 2,500,000 of common shares owned by Paul Rosenberg will be cancelled on the one year anniversary of the agreement on January 23, 2015, to offset the 2,500,000 new shares to be issued from the treasury for the completion of the acquisition of Vapolution.

On May 23, 2014, the parties to the agreement agreed to amend the original Stock Purchase Agreement. Per the amended Stock Purchase Agreement executed as of May 23, 2014, a clarification was made to the agreement that more appropriately expresses the spirit of the transaction as agreed upon by management of mCig and the previous owners of Vapolution, Inc. As a result, one of the changes in the agreement is the disclosure that all of Vapolution’s assets were in-fact purchased by mCig as part of this agreement.

The following is a summary of the changes to the agreement:

1.

In the amended agreement, former Vapolution, Inc. shareholders have autonomous control over the day-to-day operations of the Company while the Board of Directors of mCig, Inc. will have  ultimate control over the business decisions within Vapolution, Inc. This differs from the original agreement whereby Vapolution, Inc. former shareholders had the ability to veto any decision made by mCig, Inc.

2.

The Amended Agreement states that as part of the acquisition, all tangible and intangible assets of Vapolution, Inc. are included as part of the acquisition. This differs from the original agreement whereby the assets of Vapolution, Inc. were not acquired by mCig, Inc.

3.

In the amended agreement, former Vapolution, Inc. shareholders have just one (1) year to rescind the agreement and return to full ownership of the Company as opposed to five (5) in the original agreement.

Risk Factors

While the amended Vapolution, Inc. acquisition agreement provides mCig, Inc. with more control of the company and its assets, several risk factors must still be considered:

1.

mCig’s role is one that mirrors an overseer running the day-to-day operations of the Company. As such, we run the risk that previous management in-charge of the day-to-day operations at Vapolution, make decisions that are not aligned with the vision of mCig’s Board of Directors.

2.

There is no way to guarantee that the previous owners of Vapolution, Inc. will make decisions that are in the best interest of Vapolution, Inc. as an mCig, Inc. subsidiary. To ensure themselves in the best manner possible, the previous owners of Vapolution are guaranteed the first $110,000 of Earnings Before Interest Tax Depreciation and Amortization from the yearly profits of the Company.

3.

Since the entire transaction for the purchase of Vapolution was in the form of 5,000,000 shares of mCig, Inc. common stock shares, the Board of Directors believes that it would be in the management’s best interest to improve Vapolution, Inc.’s performance, since this would directly have a moderate effect on the price of mCig, Inc.’s common stock share price.

The primary reasons for the acquisition of Vapolution per ASC 805-10-50-2(d) can be summarized by the following:

1.

Vapolution has been a leader in its industry since the company’s inception in the early 2000’s. After years of sustained success and consistent revenue streams and profitability, financial performance peaked and for the first time since inception, revenues fell flat. At this stage, management realized that unless fundamental changes were implemented and the trend reversed significant market share could be lost permanently. That is why the transaction with mCig made sense for both parties. In its acquisition of Vapolution, mCig acquired more than just a successful brand and an exemplary product. mCig also acquired a team of two fantastic engineers that were very familiar with the industry and well respected by their peers.  Vapolution, Inc. management recognized that by aligning with mCig, Inc. the combined companies would be stronger, have substantial cost-synergies, as well as growth-synergies. Meanwhile, administration, accounting, and fulfillment could be streamlined and consolidated while the team at Vapolution could return to what they do best which was creating great products.

2.

By agreeing to join forces with mCig, Vapolution’s management agreed to allow mCig to run the marketing side, while they turned all of their focus on developing the third generation Vapolution product. Since mCig is not a direct competitor to Vapolution, this acquisition made further sense as it added another revenue stream for the company while allowing mCig, Inc. to expand into the home-use vaporizer segment.

We have consulted with our legal counsel and auditors and acknowledge that an audit of Vapolution Inc. will be necessary and will be included in the amended 8-K. We have retained De Joya Griffith, LLC to perform the audit and they require 90 days to complete the audit procedure. The deadline for filing the April 30, 2014 Form 10-K with the Securities Exchange Commission is July 29, 2014.

Government Regulation

Based on the December 2010 U.S. Court of Appeals for the D.C. Circuit’s decision in Sottera, Inc. v. Food & Drug Administration, 627 F.3d 891 (D.C. Cir. 2010), the United States Food and Drug Administration (the “FDA”) is permitted to regulate electronic cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 (the “Tobacco Control Act”).

Under this Court decision, the FDA is not permitted to regulate electronic cigarettes as “drugs” or “devices” or a “combination product” under the Federal Food, Drug and Cosmetic Act unless they are marketed for therapeutic purposes.

Because we do not market our electronic cigarettes for therapeutic purposes, and our electronic cigarettes do not contain nicotine, we believe that our products should not fall under the regulatory oversight of the FDA. Nevertheless we believe it is important for any existing or potential investors to understand recent trends in government regulation relating to nicotine-based electronic cigarettes.

The Tobacco Control Act grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero.

The Tobacco Control Act also requires establishment, within the FDA’s new Center for Tobacco Products, of a Tobacco Products Scientific Advisory Committee to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products.

The Tobacco Control Act imposes significant new restrictions on the advertising and promotion of tobacco products. For example, the law requires the FDA to finalize certain portions of regulations previously adopted by the FDA in 1996 (which were struck down by the Supreme Court in 2000 as beyond the FDA’s authority). As written, these regulations would significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color, graphics and sound effects in advertising, limiting the use of outdoor advertising, restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events and imposing restrictions on the use for cigarette or smokeless tobacco products of trade or brand names that are used for non-tobacco products. The law also requires the FDA to issue future regulations regarding the promotion and marketing of tobacco products sold or distributed over the internet, by mail order or through other non-face-to-face transactions in order to prevent the sale of tobacco products to minors.

It is likely that the Tobacco Control Act could result in a decrease in tobacco product sales in the United States, including sales of our electronic cigarettes.

While the FDA has not yet mandated electronic cigarettes be regulated as tobacco products, during 2012, the FDA indicated that it intends to regulate electronic cigarettes under the Tobacco Control Act through the issuance of deeming regulations that would include electronic cigarettes under the definition of a “tobacco product” under the Tobacco Control Act subject to the FDA’s jurisdiction. The FDA initially announced that it would issue proposed deeming regulations by April 2013 and then extended the deadline to October 31, 2013. As of the date of this prospectus, the FDA had not taken such action.

The application of the Tobacco Control Act to electronic cigarettes could impose, among other things, restrictions on the content of nicotine in electronic cigarettes, the advertising, marketing and sale of electronic cigarettes, the use of certain flavorings and the introduction of new products. We cannot predict the scope of such regulations or the impact they may have on our company specifically or the electronic cigarette industry generally, though if enacted, they could have a material adverse effect on our business, results of operations and financial condition.

In this regard, total compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by the FDA under the Tobacco Control Act. Costs, however, could be substantial and could have a material adverse effect on our business, results of operations and financial condition. In addition, failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations and ability to market and sell our products. At present, we are not able to predict whether the Tobacco Control Act will impact us to a greater degree than competitors in the industry, thus affecting our competitive position.

State and local governments currently legislate and regulate tobacco products, including what is considered a tobacco product, how tobacco taxes are calculated and collected, to whom and by whom tobacco products can be sold and where tobacco products may or may not be smoked. Certain municipalities have enacted local ordinances which preclude the use of electronic cigarettes where traditional tobacco burning cigarettes cannot be used and certain states have proposed legislation that would categorize electronic cigarettes as tobacco products, equivalent to their tobacco burning counterparts. If these bills become laws, electronic cigarettes may lose their appeal as an alternative to cigarettes; which may have the effect of reducing the demand for our products and as a result have a material adverse effect on our business, results of operations and financial condition.

The Tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

•	the levying of substantial and increasing tax and duty charges;
•	restrictions or bans on advertising, marketing and sponsorship;
•	the display of larger health warnings, graphic health warnings and other labeling requirements;
•	restrictions on packaging design, including the use of colors and generic packaging;
•	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;
•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;
•	requirements regarding testing, disclosure and use of tobacco product ingredients;
•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;
•	elimination of duty free allowances for travelers; and
•	encouraging litigation against tobacco companies.

If electronic cigarettes are subject to one or more significant regulatory initiates enacted under the FCTC, our business, results of operations and financial condition could be materially and adversely affected.

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

Results of Operations for the Nine Months Ended January 31, 2014 Compared to the Nine Months Ended January 31, 2013

Revenues

The Company's revenues increased by $73,829 or 195% for the nine months ended January 31, 2014 compared to the nine months ended January 31, 2013. The increase in revenue is attributed to the launch of our primary product the mCig 2.0 on January 14, 2014. Revenues consist primarily of results from the sales of the electronic cigarettes, home-use vaporizers, and accrued deferred revenue.

Sales of the test electronic cigarettes for the nine months ended January 31, 2014 and 2013 were $62,100 and $0, respectively. Significant increase in sales is mainly due to the launch of the new mCig's products. Sales of the home-use vaporizers for the nine days from the date of acquisition of Vapolution, Inc. were $11,189.

For the nine months ended January 31, 2014 and 2013 we accrued deferred revenue of $37,500 and $37,500, respectively, related to an agreement with Epik Investments Limited. The agreement with Epik Investments Limited will be closed at the expiration of the 2-year period, ended April 30, 2014. It will not have any impacts on the current and future operations because the agreement with Epik Investments is related to the previous business directions of the company.

As expected, we will have a significant increase in revenue for the next fiscal quarter due to the launch of new mCig's products and as a result of the acquisition of Vapolution, Inc.

Cost of Goods Sold

Cost of goods sold for the nine months ended January 31, 2014 and 2013 were $30,635 and $7,106 respectively, an increase of $23,529, or approximately 77%. The increase is primarily due to the sales of the home-use vaporizers.

Expenses

Our total operation expenses for the nine months ended January 31, 2014  and 2013 were $96,610 and $132,525, respectively, a decrease of $35,915, or approximately 27%. The decrease is primarily due to the decrease of the travel expenses, related to Lifetech business development.

Our total operation expenses for the nine months ended January 31, 2014 consisted of $22,411 of professional fees, $2,540 of travel expenses, $3,881 of amortization, $33,720 of general and administrative expenses and $34,058 of share-based compensation. Our general and administrative expenses consist of bank charges, advertising and promotion, rent, computer and internet expenses, postage and delivery and other miscellaneous expenses. For the nine months ended January 31, 2013 our incurred total operation expenses consisted of $17,441 of professional fees, $88,064 of travel expenses, $862 of amortization, and $26,158 of general and administrative expenses.

Results of Operations for the Three Months Ended January 31, 2014 Compared to the Three Months Ended January 31, 2013

Revenues

The Company's revenues increased in the fiscal quarter ended January 31, 2014 compared to January 31, 2013 by $72,609 or 581%. Increase in revenue is mainly due to the sales of the mCig's test products and as result of the acquisition of Vapolution, Inc. Revenues consist primarily of results from the sales of the test electronic cigarettes, home-use vaporizers, and accrued deferred revenue.

Sales of the test electronic cigarettes for the three months ended January 31, 2014 and 2013 were $61,420 and $0, respectively. Significant increase in sales is mainly due to the launch of the new mCig's products. Sales of the home-use vaporizers for the nine days from the date of acquisition of Vapolution, Inc. were $11,189.

For the three months ended January 31, 2014 and 2013 we accrued deferred revenue of $37,500 and $12,500, respectively, related to an agreement with Epik Investments Limited. The agreement with Epik Investments Limited will be closed at the expiration of the 2-year period, ended April 30, 2014.

As expected, we will have a significant increase in revenue for the next fiscal qaurter due to the launch of new mCig's products and as a result of the acquisition of Vapolution, Inc.

Cost of Goods Sold

Cost of goods sold for the three months ended January 31, 2014 and 2013 were $30,635 and $0, respectively. The increase is primarily due to the sales of the home-use vaporizers.

Expenses

Our total operation expenses for the three months ended January 31, 2014  and 2013 were $43,670 and $13,439, respectively, an increase of $30,231, or approximately 69%. The increase is primarily due to the increase of the general and administrative expenses, related to our new business directions.

Our total operation expenses for the three months ended January 31, 2014 consisted of $6,984 of professional fees, $2,540 of travel expenses, $1,294 of amortization, $14,694 of general and administrative expenses and $18,158 of share-based compensation. Our general and administrative expenses consist of bank charges, advertising and promotion, rent, computer and internet expenses, postage and delivery and other miscellaneous expenses. For the three months ended January 31, 2013 our incurred total operation expenses consisted of $6,703 of professional fees, $862 of amortization, and $5,874 of general and administrative expenses.

Supplemental Pro Forma Revenue and Earnings of the Combined Entity as though the Business Combination (mCig and Vapolution) had occurred as of May 1, 2012 for the Nine Months Ended January 31, 2014 Compared to the Nine Months Ended January 31, 2013

	For the Nine Months (Unaudited)
	January 31, 2014	January 31, 2013	Chg. %

Revenue	$252,931	$398,263	(36,5)
Cost of sales	51,026	97,865	(47,8)
Gross profit	201,905	300,398	(32,78)

The pro forma combined financial statements have been prepared for informational purposes only and do not purport to be indicative of the actual results that would have been achieved for the periods presented or the combined results of operations which might have existed for the periods indicated or the results of operations as they may be in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 17, 2013, we authorized the issuance of 60,000 restricted shares of common stock at $0.21 per share to company's consultant for professional services rendered in order to promote the company via social media. These shares were valued at $12,600 based on the price on the date of grant. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On October 18, 2013, we authorized the issuance of 30,000 restricted shares of common stock at $0.11 per share to company's consultants for professional services rendered in order to promote the company via social media. These shares were valued at $3,300 based on the price on the date of grant. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

On November 15, 2013, we authorized the issuance of 45,000 restricted shares of common stock at $0.07 per share o company's consultants for professional services rendered in order to promote the company via social media. These shares were valued at $3,150 based on the price on the date of grant.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

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

Dated: May 30, 2014	/s/ Paul Rosenberg
Paul Rosenberg
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive Officer)