Form 10-Q/A
period 2013-10-31
mCig, Inc.
filed 2014-07-21
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #5

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of  the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2013.

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from N/A to N/A

Commission File No. 333-175941

mCig, Inc.

(Name of small business issuer as specified in its charter)

Nevada	27-4439285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Bellevue Way, NE, Suite 400, Bellevue, WA	98004
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	425-462-4219

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

EXPLANATORY NOTE

We are filing this Amendment #5 on Form 10-Q for the quarter ended October 31, 2013, as originally filed with the Securities and Exchange Commission on December 16, 2013 (the “Original Form 10-Q”) to amend information relating to Preferred Stock terms.

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

In July 16, 2014, the Board of Directors approved the conversion rate of ten for one (ten shares of common stock for each share of Series A Preferred Stock). In addition, the Board of Directors reduced the number of shares of Series A Preferred Stock to the amount issued and outstanding (23,000,000) and executed a lock up agreement such that Mr. Rosenberg cannot convert the Series A Convertible Preferred Stock until after the year ended April 30, 2015.

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

On July 16, 2014, the Board of Directors approved the conversion rate of ten for one (ten shares of common stock for each share of Series A Preferred Stock). In addition, the Board of Directors reduced the number of shares of Series A Preferred Stock to the amount issued and outstanding (23,000,000) and executed a lock up agreement such that Mr. Rosenberg cannot convert the Series A Convertible Preferred Stock until after the year ended April 30, 2015. A Current Report on Form 8-K was filed on July 18, 2014 and an Amendment to the Articles of Incorporation was filed with the State of Nevada (to be included, upon receipt of the stamped filed copy, as an Exhibit to the Company’s Form 10-K for the year ended April 30, 2014).  The intent of this action was to allow Mr. Rosenberg, who cancelled 230,000,000 shares of the Company common stock held by Mr. Rosenberg in exchange for 23,000,000 shares of the Company's Series A Preferred Stock, to be placed back in the position he was in prior to the exchange of common stock for preferred. Mr. Rosenberg undertook this action in the best interests of the shareholders in order to provide the availability of additional shares of common stock for prospective mergers or acquisitions. As Mr. Rosenberg is the sole director and holds the majority of capital voting shares, the decision was subjective and based upon his best judgment and his fiduciary duty to the shareholders. As the sole director and the holder of the majority of capital voting shares there is a risk that Mr. Rosenberg can reverse his decision or convert his Series A Convertible Shares after April 30, 2015, significantly diluting the common stock.  There are no plans or intentions for Mr. Rosenberg to convert his Series A Preferred Stock at present or after April 30, 2015.

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

Dated: July 21, 2014	/s/ Paul Rosenberg
Paul Rosenberg
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive Officer)