Form 10-Q/A
period 2014-01-31
mCig, Inc.
filed 2014-07-21
CIK 1525852

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

EXPLANATORY NOTE

We are filing this Amendment #2 on Form 10-Q for the quarter ended January 31, 2014, as originally filed with the Securities and Exchange Commission on March 17, 2014 (the “Original Form 10-Q”) to amend the following items: (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Results of Operations for the Nine Months Ended January 31, 2014 Compared to the Nine Months Ended January 31, 2013

Revenues

The Company's revenues increased by $73,829 or 195% for the nine months ended January 31, 2014 compared to the nine months ended January 31, 2013, and amounted to $110,789.  The increase in revenue is attributed to the launch of our primary product the mCig 2.0 on January 14, 2014. Revenues consist primarily of results from the sales of the electronic cigarettes, home-use vaporizers, and accrued deferred revenue.

Sales of the electronic cigarettes for the nine months ended January 31, 2014 and 2013 were $99,600 and $0, respectively. Significant increase in sales is mainly due to the launch of the new mCig's products.

Sales of the home-use vaporizers for the nine months ended January 31, 2014 and 2013 were $11,189 and $0, respectively. This figure only includes nine days from the date of acquisition of Vapolution, Inc. on January 23, 2014.

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

Cost of Goods Sold

Cost of goods sold for the nine months ended January 31, 2014 and 2013 were $30,635 and $7,106 respectively, an increase of $23,529, or approximately 77%. The increase is primarily due to the sales of the electronic cigarettes.

Cost of goods sold for Vapolution, Inc. for the nine months ended January 31, 2014 and 2013 were $215 and $0, respectively. This figure only includes nine days from the date of acquisition of Vapolution, Inc. on January 23, 2014

Expenses

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

Expenses for Vapolution, Inc. for the nine months ended January 31, 2014 and 2013 were $2,411 and $0, respectively. This figure only includes nine days from the date of acquisition of Vapolution, Inc. on January 23, 2014. For the nine months ended January 31, 2014, Vapolution Inc. operational expenses consisted of $2,411 of general and administrative expenses. These general and administrative expenses consist of bank service charges, rent, telephone expenses, postage and delivery, payroll expenses and utilities. As previously noted, for the nine months ended January 31, 2013, no expenses were included from Vapolution, Inc.

Results of Operations for the Three Months Ended January 31, 2014 Compared to the Three Months Ended January 31, 2013

Revenues

The Company's revenues increased in the fiscal quarter ended January 31, 2014 compared to January 31, 2013 by $72,609 or 581%, and amounted to $85,109.  Increase in revenue is mainly due to the sales of the mCig's test products and as result of the acquisition of Vapolution, Inc. Revenues consist primarily of results from the sales of the test electronic cigarettes, home-use vaporizers, and accrued deferred revenue.

Sales of the electronic cigarettes for the three months ended January 31, 2014 and 2013 were $73,920 and $0, respectively. Significant increase in sales is mainly due to the launch of the new mCig's products. Sales of the home-use vaporizers for the three months ended January 31, 2014 and 2013 were $11,189 and $0, respectively. This figure only includes nine days from the date of acquisition of Vapolution, Inc. on January 23, 2014.

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

Cost of Goods Sold

Cost of goods sold for the three months ended January 31, 2014 and 2013 were $30,635 and $0, respectively. The increase is primarily due to the sales of the electronic cigarettes.

Cost of goods sold for Vapolution, Inc. for the three months ended January 31, 2014 and 2013 were $215 and $0, respectively. This figure only includes nine days from the date of acquisition of Vapolution, Inc. on January 23, 2014

Expenses

Our total operation expenses for the three months ended January 31, 2014  and 2013 were $43,670 and $13,439, respectively, an increase of $30,231, or approximately 69%. The increase is primarily due to the increase of the general and administrative expenses, related to our new business directions.

Expenses for Vapolution, Inc. for the three months ended January 31, 2014 and 2013 were $2,411 and $0, respectively. This figure only includes nine days from the date of acquisition of Vapolution, Inc. on January 23, 2014. For the three months ended January 31, 2014, Vapolution Inc. operational expenses consisted of $2,411 of general and administrative expenses. These general and administrative expenses consist of bank service charges, rent, telephone expenses, postage and delivery, payroll expenses and utilities. As previously noted, for the three months ended January 31, 2013, no expenses were included from Vapolution, Inc.

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

	For the Nine Months (Unaudited)
	January 31, 2014	January 31, 2013	Chg. %

Revenue	$153,331	$360,763	(57,5)
Cost of sales	20,606	90,759	(77,3)
Gross profit	132,725	270,004	(50,8)

Revenues

Sales of the home-use vaporizers for the nine months ended January 31, 2014 and 2013 were $153,331 and $360,763, respectively. Significant decrease in sales is mainly due to the change in the ownership within Vapolution, as one of the original owners left the organization during this time period. Furthermore, Vapolution experienced a large decrease in the demand of its home-use vaporizers, as the model was deemed outdated compared to its competitors.

Cost of Goods Sold

Cost of goods sold associated with the sale of the home-use vaporizers by Vapolution, Inc. for the nine months ended January 31, 2014 and 2013 were $20,606 and $90,759, respectively. The significant decrease in the cost of goods sold amount year-over-year, is directly correlated to the significant decrease in the demand and output of the home-use vaporizers by Vapolution. Sveti Kondrikova

Inflation

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