Form 10-K
period 2014-04-30
mCig, Inc.
filed 2014-08-13
CIK 1525852

                                                                                                   UNITED STATES

                                                                     SECURITIES AND EXCHANGE COMMISSION

                                                                                            Washington, D.C. 20549

                                                                                                    FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	April 30, 2014
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-175941

mCig, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-4439285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Bellevue Way NE, Suite 400, Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	425-462-4219

  Securities registered pursuant to Section 12(b) of the Act:
  None

  Securities registered pursuant to Section 12(g) of the Act:
  None.

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

Yes ☐ No ☒

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
Yes ☐ No ☒

As of October 31, 2013, the last day of registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.0001 par value, held by non-affiliates, computed by reference to the closing sale price of the common stock reported on the OTCQB as of October 31, 2013, was approximately $30,772,850. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. The number of shares outstanding of each of the issuer’s classes of common equity as of August 12, 2014 was 270,135,000.

Documents Incorporated By Reference

None

                                                                                                  mCig, Inc.

CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Part 1

ITEM 1.        BUSINESS

General Overview

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

We manufacture and retail the mCig – an  affordable loose-leaf eCig. Designed in the USA – the mCig provides a smoking experience by heating plant material, waxes, and oils delivering a smoother inhalation experience. The Company also maintains an investment in Vapolution, Inc. which manufactures and retails home-use vaporizers such as the Vapolution 2.0. Through its wholly owned subsidiary, VitaCig, Inc., the Company is engaged in the manufacturing and retailing of a nicotine-free eCig that delivers a water-vapor mixed with vitamins and natural flavors.

On January 23, 2014, the Company signed a Stock Purchase Agreement with Vapolution, Inc. which manufactures and retails home-use vaporizers. In accordance with this agreement  mCig, Inc. acquired 100% of Vapolution, Inc. for a total purchase price of 5,000,000 shares of mCig, Inc. common stock shares. Per the terms of the Stock Purchase Agreement, mCig, Inc. issued 2,500,000 shares of Company common stock at the date of the Stock Purchase Agreement (January 23, 2014) to the previous owners of Vapolution, Inc. as part of the purchase price. The remaining 2,500,000 common stock shares of mCig, Inc. are to be paid out on the one-year anniversary of the Stock Purchase Agreement. Since only half of the agreed upon shares had been paid out by mCig, Inc. to the previous owners of Vapolution, Inc. as of April 30, 2014 as part of the agreed upon purchase price, only half of the purchase price ($625,000) was reported on the Company’s balance sheet as Investment in Vapolution, Inc. at the year-end date. The remaining purchase price of 2,500,000 shares will be recognized in the amount of $625,000 on the Company’s balance sheet on the commencement date of January 23, 2015.  At that time, mCig intends to satisfy all requirements necessary to consolidate Vapolution’s audited year-end results as part of its financials. As a result of this transaction, on January 23, 2014, Paul Rosenberg, CEO of mCig, Inc. cancelled an equal amount (2,500,000 shares) of common shares owned by him resulting in a net non-dilutive transaction to existing mCig, Inc. shareholders. The remaining 2,500,000 of common shares owned by Paul Rosenberg will be cancelled on the one year anniversary of the agreement on January 23, 2015, to offset the 2,500,000 new shares issued from the treasury to complete the purchase of mCig, Inc. Prior to the one year anniversary of the transaction of January 23, 2015, previous owners can return all shares received as part of this transaction or equivalent in cash, and return to full ownership of the Company.

On February 24, 2014 the Company entered into a Contribution Agreement with VitaCig, Inc. In accordance with this agreement VitaCig, Inc. accepted the contribution by mCig, Inc. of specific assets consisting solely of pending trademarks for the term “VitaCig” filed with the USPTO and $500 in cash as contribution in exchange for 500,135,000 shares of common capital stock representing 100% of the shares outstanding of VitaCig, Inc.

mCig, Inc.,is distributing to its shareholders 270,135,000 shares of Common Stock of VitaCig, Inc. owned by mCig, a shareholder of VitaCig. The shareholders of mCig will receive one share of VitaCig common stock for every one shares of mCig common stock that they hold as of the record date. The record date shall be defined as the first business day following an effective statement from the SEC in regards to this Form S-1 filing.

Our fiscal year end is April 30th.

Our Current Business

We are engaged in the business of marketing and distributing electronic cigarettes, vaporizers and accessories under the mCig andVitaCig brands.

•         mCig 2.0 is available for purchase through the mCig website (www.mCig.org) and through companies who've ordered them in bulk through the Company’s Wholesale, Distributor and Retail programs;

•         4 Piece Glass Packs are available for purchase through the mCig website (www.mCig.org) and though Companies who’ve ordered them in bulk through the Company’s Wholesale, Distributor and Retail programs;

•         VitaCig Refresh, Energize or Relax E-cigarettes are available for purchase through the VitaCig website (www.VitaCig.org)

•         mCig T-Shirt’s are available via the mCig website (www.mCig.org)

In development:

mCig, Inc. and VitaCig are currently in the process of researching and developing a future line of products including the mCig 3.0 and the LiqCig, respectively. These products are still in the conceptual phase, as we hope to have these out sometime in the fall of 2014.

The Market for Electronic Cigarettes

We compete in a highly competitive market that includes other e-cigarette marketing companies, as well as traditional tobacco companies. In this highly fragmented market, we have focused on building brand awareness early through viral adoption and word of mouth. In the future, we expect to employ additional marketing strategies while continuing to develop our supply chain and fulfillment capabilities.

We market our electronic cigarettes and vaporizers as an alternative to traditional tobacco cigarettes. We offer our products in three flavor combinations. Because electronic cigarettes offer a “smoking” experience without the burning of tobacco leaf, electronic cigarettes offer users the ability to satisfy their traditional cigarette cravings without smoke, tar, ash or carbon monoxide. In many cases electronic cigarettes may be used where tobacco-burning cigarettes may not. Electronic cigarettes may be used in some instances where for regulatory or safety reasons tobacco burning cigarettes may not be used. However, we cannot provide any assurances that future regulations may not affect where electronic cigarettes may be used.

According to the U.S. Centers for Disease Control and Prevention, in 2010, an estimated 45.3 million people, or 19.3% of adults, in the United States smoke cigarettes. According to the Tobacco Vapor Electronic Cigarette Association, an industry trade group, more than 3.5 million people currently use electronic cigarettes in the United States. In 2011, about 21% of adults who smoke traditional tobacco cigarettes had used electronic cigarettes, up from about 10% in 2010, according to the U.S. Centers for Disease Control and Prevention. Annual sales of electronic cigarettes in the United States are estimated to increase to $1 billion in 2013 from $500 million in 2012. Annual sales of traditional tobacco cigarettes, according to industry estimates, were $80 billion in 2012.

Advertising

Currently, we advertise our products primarily through our direct marketing campaign, on the Internet. We also attempt to build brand awareness through social media marketing activities, web-site promotions, and pay-per-click advertising campaigns.

We intend to strategically expand our advertising activities in 2014 and also increase our public relations campaigns to gain editorial coverage for our brands. Some of our competitors promote their brands through print media and through celebrity endorsements, and have substantial resources to devote to such efforts. We believe that our and our competitors’ efforts have helped increase our sales, our product acceptance and general industry awareness.

Distribution and Sales

We offer our electronic cigarettes and related products through our online store at www.mcig.org, which website is expressly not incorporated by reference into this filing, and through a Wholesale Distributor Reseller (WDR) program for large bulk orders. Since their introduction to the U.S. market, electronic cigarettes have predominantly been sold  online, while tobacco products, most notably cigarettes are currently sold in approximately 400,000 retail locations. An online store of mCig, Inc. was officially launched on September 17, 2013 and our online store for VitaCig, Inc. was beta-launched on April 1, 2014, and officially launched on April 15, 2014.  We believe that future growth of electronic cigarettes is dependent on higher volume, lower margin sales channels, such as the broad based distribution network through which traditional cigarettes are sold.

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

ITEM 1A.     RISK FACTORS

The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. If any events described in the risk factors actually occur, our business, operating results, prospects and financial condition could be materially harmed. In connection with the forward looking statements that appear elsewhere in this annual report, you should also carefully review the cautionary statement referred to under “Cautionary Statement Regarding Forward Looking Statements.”

Risks Related to our Business

We have incurred losses in the past and cannot assure you that we will achieve or maintain profitable operations.

As of April 30, 2014, we had an accumulated deficit of $381,653. Our accumulated deficit is primarily due to, among other reasons, the establishment of our business infrastructure and operations, stock-based compensation expenses and increases in our marketing expenditures to grow sales of our electronic cigarettes. For the year ended April 30, 2014, we had net loss of $121,566 compared to a net loss of $106,796 for the year ended April 30, 2013. However, we cannot assure you that we will continue to generate operating profits on a sustainable basis as we continue to expand our infrastructure, further develop our marketing efforts and otherwise implement our growth initiatives.

The market for electronic cigarettes is a niche market, subject to a great deal of uncertainty and is still evolving.

Electronic cigarettes, having recently been introduced to market, are at an early stage of development, represent a niche market and are evolving rapidly and are characterized by an increasing number of market entrants. Our future sales and any future profits are substantially dependent upon the widespread acceptance and use of electronic cigarettes. Rapid growth in the use of, and interest in, electronic cigarettes is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty.

Therefore, we are subject to all of the business risks associated with a new enterprise in a niche market, including risks of unforeseen capital requirements, failure of widespread market acceptance of electronic cigarettes, in general or, specifically our products, failure to establish business relationships and competitive disadvantages as against larger and more established competitors.

Electronic cigarettes may become subject to regulation by the FDA.

The FDA did not appeal the decision of the U.S. Court of Appeals for the D.C. Circuit in Sottera, Inc. v. Food & Drug Administration (2010) which held that e-cigarettes and other nicotine-containing products are not drugs or devices unless they are marketed for therapeutic purposes. The Court held further that electronic cigarettes and other nicotine-containing products can be regulated as “tobacco products” under the Food, Drug and Cosmetic Act. Consequently, the FDA may choose to develop regulations governing the manufacture, marketing and sale of e-cigarettes. Potential FDA regulations, or significant costs to comply with potential FDA regulations could have a materially adverse effect on our company’s operations and profitability. Failure to comply with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations and ability to market and sell our products.

New product faces intense media attention and public pressure.

Our product is new to the marketplace and since its introduction certain members of the media, politicians, government regulators and advocate groups, including independent doctors have called for an outright ban of all electronic cigarettes, pending regulatory review and a demonstration of safety. A ban of this type would likely have the effect of terminating our United States’ sales and marketing efforts of certain products which we may currently market or have plans to market in the future. Such a ban would also likely cause public confusion as to which products are the subject of the ban and which are not and would have a material adverse effect on our business, financial condition and performance.

The recent development of electronic cigarettes has not allowed the medical profession to study the long-term health effects of electronic cigarette use.

Because electronic cigarettes were recently developed, the medical profession has not had a sufficient period of time to study the long-term health effects of electronic cigarette use. Currently, therefore, there is no way of knowing whether or not electronic cigarettes are safe for their intended use. If the medical profession were to determine conclusively that electronic cigarette usage poses long-term health risks, electronic cigarette usage could decline, which could have a material adverse effect on our business, results of operations and financial condition.

If we experience product recalls, we may incur significant and unexpected costs and our business reputation could be adversely affected.

We may be exposed to product recalls and adverse public relations if our products are alleged to cause illness or injury, or if we are alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures that could exceed our product recall insurance coverage limits and harm to our reputation, which could have a material adverse effect on our business, results of operations and financial condition. In addition, a product recall may require significant management time and attention and may adversely impact on the value of our brands. Product recalls may lead to greater scrutiny by federal or state regulatory agencies and increased litigation, which could have a material adverse effect on our business, results of operations and financial condition.

We face intense competition and our failure to compete effectively could have a material adverse effect on our business, results of operations and financial condition.

Competition in the electronic cigarette industry is intense. We compete with other sellers of electronic cigarettes, most notably Lorillard, Inc., Altria Group, Inc. and Reynolds American Inc., through their electronic cigarettes business segments; the nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low.

We compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. We are subject to highly competitive conditions in all aspects of our business. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-priced products or innovative products, cigarette excise taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate tobacco products.

Our principal competitors are “big tobacco”, U.S. cigarette manufacturers of both conventional tobacco cigarettes and electronic cigarettes like Altria Group, Inc., Lorillard, Inc. and Reynolds American Inc. We compete against “big tobacco” who offers not only conventional tobacco cigarettes and electronic cigarettes but also smokeless tobacco products such as “snus” (a form of moist ground smokeless tobacco that is usually sold in sachet form that resembles small tea bags), chewing tobacco and snuff.

Furthermore, we believe that “big tobacco” will devote more attention and resources to developing and offering electronic cigarettes as the market for electronic cigarettes grows. Because of their well-established sales and distribution channels, marketing expertise and significant resources, “big tobacco” is better positioned than small competitors like us to capture a larger share of the electronic cigarette market. We also compete against numerous other smaller manufacturers or importers of cigarettes. There can be no assurance that we will be able to compete successfully against any of our competitors, some of whom have far greater resources, capital, experience, market penetration, sales and distribution channels than us. If our major competitors were, for example, to significantly increase the level of price discounts offered to consumers, we could respond by offering price discounts, which could have a materially adverse effect on our business, results of operations and financial condition.

We may not be unable to promote and maintain our brands.

We believe that establishing and maintaining the brand identities of our products is a critical aspect of attracting and expanding a large customer base. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality products. If our customers and end users do not perceive our products to be of high quality, or if we introduce new products or enter into new business ventures that are not favorably received by our customers and end users, we will risk diluting our brand identities and decreasing their attractiveness to existing and potential customers.

Moreover, in order to attract and retain customers and to promote and maintain our brand equity in response to competitive pressures, we may have to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among our customers. If we incur significant expenses in an attempt to promote and maintain our brands, our business, results of operations and financial condition could be adversely affected.

We rely on Chinese factories for the production of our products.

We rely exclusively on Chinese factories for the production of our products. Therefore, our ability to maintain operations is dependent on third-party manufacturers.

Potential Risks in Public Perception Associated with Chinese Factories.

Should Chinese factories continue to draw public criticism for exporting unsafe products, we may be adversely and materially affected by the stigma associated with Chinese production. This in turn would negatively affect our business operations, our revenues, and our financial projections and prospects.

We expect that new products and/or brands we develop will expose us to risks that may be difficult to identify until such products and/or brands are commercially available.

We are currently developing, and in the future will continue to develop, new products and brands, the risks of which will be difficult to ascertain until these products and/or brands are commercially available. For example, we are developing new formulations, packaging and distribution channels. Any negative events or results that may arise as we develop new products or brands may adversely affect our business, financial condition and results of operations.

Internet security poses a risk to our e-commerce sales.

At present we generate a portion of our sales through e-commerce sales on our websites. We have started selling our products from April 1, 2014. We manage our websites and e-commerce platform internally and as a result any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, financial condition and results of operations. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology used by us to protect client transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss and/or litigation. Our security measures may not prevent security breaches. Our failure to prevent these security breaches may result in consumer distrust and may adversely affect our business, results of operations and financial condition.

Credit card payment processors and merchant account pose a risk.

We accept credit cards as a means of payment for the sale of our products. If we are unable to find suitable providers or an alternative method of payment for our customers, our cash-flow will be constrained and our sales may be effected which may have a material adverse effect on our performance, financial condition and results of operations.

Product exchanges, returns, warranty claims, defect and recalls may adversely affect our business.

Any and all products are subject to customer service claims, malfunctions and defects, which may subject us to requests for product exchanges, returns, warranty claims and recalls. If we are unable to maintain a certain degree of quality control of our products we will incur costs of replacing and or recalling our products and servicing our customers. Any product returns, exchanges, and or recalls we may make will have a material adverse effect on our business, our operations and our profitability and will likely result in the loss of customers and goodwill.

Moreover products that do not meet our quality control standards and or those products that do not comply with U.S. safety and health standards or that may be defective may reduce the effectiveness, enjoyment and or cause harm to property, person and or death to persons who use the product. Any such instance will likely result in claims against us and potentially subject us to liability and legal claims which may cause injury to our reputation, goodwill and operating results.

Risks Associated with Our Common Stock

Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the initial public offering price and the price of our common stock may fluctuate significantly.

Once our shares begin trading, the market price for our common stock is likely to be volatile, in part because our shares have not been traded publicly. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•      changes in general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the nutraceutical industry;

•      changes in key personnel;

•      entry into new geographic markets;

•      actions and announcements by us or our competitors or significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;

•      investors’ perceptions of our prospects and the prospects of the nutraceutical industry;

•      fluctuations in quarterly operating results, as well as differences between our actual financial and operating results and those expected by investors;

•      the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•      announcements relating to litigation;

•      financial guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

•      changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

•      the development and sustainability of an active trading market for our common stock;

•      future sales of our common stock by our officers, directors and significant stockholders; and

•      changes in accounting principles affecting our financial reporting.

These and other factors may lower the market price of our common stock, regardless of our actual operating performance. As a result, our common stock may trade at prices significantly below the initial public offering price.

The stock markets and trading facilities, including the OTC Bulletin Board, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many e-cigarette companies. In the past, stockholders of some companies have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

The Company may issue more shares in connection with future mergers or acquisitions, which could result in substantial dilution to existing shareholders.

Our Certificate of Incorporation authorizes the issuance of 560,000,000 shares of common stock. Any future merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then-current stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a future business combination or otherwise, dilution to the interests of our stockholders will occur, and the rights of the holders of common stock could be materially and adversely affected.

The Company’s Series A Preferred  Stock is held by our CEO and carries super majority voting rights and can be converted in April 2015.

On September 23, 2013, the Company entered into a Share Cancellation / Exchange / Return to Treasury Agreement with Paul Rosenberg, the chief executive officer of mCig, Inc., for the cancellation of 230,000,000 shares of our common stock held by Mr. Rosenberg in exchange for 23,000,000 shares of our company’s Series A Preferred Stock. The Series A Preferred shares of mCig, Inc. carry ten (10) votes per each share of Preferred stock while mCig, Inc’s common shares carry one (1) vote per each share outstanding.  Consequently, the result of all matters to be voted upon by the shareholders may be controlled by Mr. Rosenberg, who can base his vote upon his best judgment and his fiduciary duty to the shareholders.   Mr. Rosenberg has a lock up contractual agreement to not convert the Series A Preferred shares until April 30, 2015. After this time, he may convert the shares to common stock, substantially diluting the common shareholders. As the sole director and the holder of the majority of capital voting shares there is a risk that Mr. Rosenberg can reverse his decision or convert his Series A Convertible Shares after April 30, 2015, significantly diluting the common stock.  There are no plans or intentions for Mr. Rosenberg to convert his Series A Preferred Stock at present or after April 30, 2015.

We do not anticipate paying cash dividends for the foreseeable future, and therefore investors should not buy our stock if they wish to receive cash dividends.

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

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock is considered to be a “penny stock.” It does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act. Our common stock is a “penny stock” because it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange or (iii) it is not quoted on the NASDAQ Global Market, or has a price less than $5.00 per share. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock are subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Securities Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

FINRA sales practice requirements may limit a shareholder’s ability to buy and sell our common shares.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Rule 144 sales in the future may have a depressive effect on the company's stock price as an increase in supply of shares for sale, with no corresponding increase in demand will cause prices to fall.

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted shares, these shares may be resold only  pursuant to an effective  registration statement or under the requirements of Rule 144 or other  applicable exemptions from  registration  under  the  Securities Act of 1933  and  as  required  under  applicable  state securities laws.  Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a Company's issued and outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the Company is a current reporting company under the Securities Exchange Act of 1934. A sale under Rule 144 or under  any  other  exemption  from the Securities Act of 1933 ,  if  available,  or  pursuant  to subsequent  registration of shares of common stock of present stockholders,  may have a  depressive  effect upon the price of the common stock in any market that may develop.  In addition,  if we are deemed a shell company pursuant to Section 12(b)-2 of the Act, our "restricted  securities",  whether held by affiliates or non-affiliates,  may not be  re-sold  for a period  of 12 months  following  the filing of a Form 10 level disclosure or registration pursuant to the Securities Act of 1933  .

Future issuances of shares for various considerations including working capital and operating expenses will increase the number of shares outstanding which will dilute existing investors and may have a depressive effect on the company's stock price.

There may be substantial dilution to our shareholders purchasing in future offerings as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, payment of debt or acquisitions.

There may in all likelihood be little demand for shares of our common stock and as a result investors may be unable to sell at or near ask prices or at all if they need to liquidate their investment.

There may be little demand for shares of our common stock on the OTC Bulletin Board, or OTC Markets.com, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors,  including the fact that it is a small  company  which is  relatively  unknown to stock  analysts,  stock brokers,  institutional  investors and others in the  investment  community that generate or  influence  sales  volume,  and that even if the Company came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an  unproven,  early stage  company such as ours or purchase or recommend the purchase of any of our Securities until such time as it became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in the Company's securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on the securities price.  We cannot give investors any assurance that a broader or more active public trading market for the Company's common securities will develop or be sustained, or that any trading levels will be sustained.  Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of the Company.

Failure to achieve and maintain effective internal controls in accordance with section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results.

It is time consuming, difficult and costly for us to develop and maintain the internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act, and as our business develops, we may need to hire additional financial reporting, internal auditing and other finance staff in order to remain compliant. The cost of compliance will adversely affect our financial results, while, if we are unable to comply, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting and furnish a report by our management on our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, upon receiving sufficient financing or generating sufficient revenues, we will employ qualified personnel and adopt and implement policies and procedures to address any such material weaknesses. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

The systems of internal controls and procedures that we have developed and implemented to date are adequate in a business that has no revenue, few purchase and expense transactions, and little in the way of tangible assets and working capital. However, the reliance on third party sub-contractors and lack of employees makes it difficult to ensure segregation of key duties, provide multiple levels of review, and ensure that specified checks and balances exist and are enforced and acted upon where necessary. The current transaction volume and limited transaction channels mean that operating management, financial management, board members and auditor can, and do, efficiently perform a very extensive and detailed transaction review to ensure compliance with the Company’s established procedures and controls. When we secure purchase orders and start purchasing product from our sub-contract manufacturers, shipping product to our customers, collecting receivables, and paying our vendors we will need to apply significantly more resources to the management of our controls and procedures and to ensure and continue effective compliance.  If our business grows rapidly, we may not be able to keep up with recruiting and training personnel, and enhancing our systems of internal control in line with the growth in transaction volumes and compliance risks which could result in loss of assets, profit, and ability to manage the daily operations of our Company.

Public disclosure requirements and compliance with changing regulation of corporate governance pose challenges for our management team and result in additional expenses and costs which may reduce the focus of management and the profitabality of our company.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED

ITEM 1B.     UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2.        PROPERTITES

Our principal executive office is located at 800 Bellevue Way NE, Suite 400, Bellevue, Washington 98004.  The Company’s telephone number is 425-462-4219. We lease the office at a cost of $249 per month and our lease is month to month.

We believe the space available at our headquarters will be sufficient to meet the needs of our operations for the foreseeable future.

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

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the OTC Markets under the symbol “MCIG..QB”. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock, as reported by the OTC Markets. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low
Period
Quarter ended April 30, 2014	$0.9050	$0.292
Quarter ended January 31, 2014	$0.313	$0.068
Quarter ended October 31, 2013	$0.255	$0.095
Quarter ended July 31, 2013	$0.12	$0.12

Holders

On April 30, 2014, the shareholders' list showed 68 registered shareholders and 270,135,000 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

On January 23, 2014, the Company completed the investment acquisition of Vapolution, Inc. by acquiring all of its' issued and outstanding shares in exchange for 5,000,000 shares of mCig's common stock at a market value of $0.25 per share on the date of the acquisition, where Vapolution became controlled  subsidiary.

On January 23, 2014, Paul Rosenberg, CEO of mCig, Inc. has cancelled an equal amount (2,500,000 shares) of common shares owned by him resulting in a net non-dilutive transaction to existing mCig, Inc. shareholders. The remaining 2,500,000 of common shares owned by Paul Rosenberg will be cancelled on the one year anniversary of the agreement on January 23, 2015, to offset the 2,500,000 new shares issued from the treasury to complete the purchase of mCig, Inc. Since only half of the agreed upon shares had been paid out by mCig, Inc. to the previous owners of Vapolution, Inc. as of April 30, 2014 as part of the agreed upon purchase price, only half of the purchase price ($625,000) was reported on the Company’s balance sheet as Investment in Vapolution, Inc. at the year-end date. The remaining purchase price of 2,500,000 shares will be recognized in the amount of $625,000 on the Company’s balance sheet on the commencement date of January 23, 2015.  At that time, mCig intends to satisfy all requirements necessary to consolidate Vapolution’s audited year-end results as part of its financials.

On April 14, 2014, the Company issued 750,000 shares of common stock at $0.4 per share in accordance with a Security Purchase Agreement between mCig, Inc. and an institutional investor as part of the company's deployment of a national market strategy dated as of April 14, 2014, by transferring these shares of common stock held by Paul Rosenberg. These shares were valued at $300,000 based on the price at $0.4 per share. It was considered as capital contribution.

The offer and sale of all such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our Company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Issuer Purchases of Equity Securities

None.

Transfer Agent

Our common shares are issued in registered form. Island Stock Transfer Inc., 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701 Telephone: (727) 289-0010; Facsimile: (772) 289-0069 is the registrar and transfer agent for our common shares.

ITEM 6.        SELECETED FINANCIAL DATA

 Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7.        MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors".

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

The discussion and analysis of the Company’s financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with generally accepted accounting principles generally accepted in the United States (or "GAAP"). The preparation of those financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

On January 23, 2014, the Company completed the investment acquisition of Vapolution, Inc. by acquiring all of its' issued and outstanding shares in exchange for 5,000,000 shares of mCig's common stock at a market value of $0.25 per share on the date of the acquisition, where Vapolution became controlled  subsidiary.

On January 23, 2014, Paul Rosenberg, CEO of mCig, Inc. cancelled an equal amount (2,500,000 shares) of common shares owned by him resulting in a net non-dilutive transaction to existing mCig, Inc. shareholders. The remaining 2,500,000 of common shares owned by Paul Rosenberg will be cancelled on the one year anniversary of the agreement on January 23, 2015, to offset the 2,500,000 new shares to be issued from the treasury for the completion of the acquisition of Vapolution. Since only half of the agreed upon shares had been paid out by mCig, Inc. to the previous owners of Vapolution, Inc. as of April 30, 2014 as part of the agreed upon purchase price, only half of the purchase price ($625,000) was reported on the Company’s balance sheet as Investment in Vapolution, Inc. at the year-end date. The remaining purchase price of 2,500,000 shares will be recognized in the amount of $625,000 on the Company’s balance sheet on the commencement date of January 23, 2015.  At that time, mCig intends to satisfy all requirements necessary to consolidate Vapolution’s audited year-end results as part of its financials.

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

The following is a summary of the changes to the agreement:

a)       In the amended agreement, former Vapolution, Inc. shareholders have autonomous control over the day-to-day operations of the Company (subsequently revised to permit day to day oversight but have mCig and the Vapolution retain the ultimate control over the business)while the Board of Directors of mCig, Inc. will have  ultimate control over the business decisions within Vapolution, Inc. This differs from the original agreement whereby Vapolution, Inc. former shareholders had the ability to veto any decision made by mCig, Inc.

b)       The Amended Agreement states that as part of the acquisition, all tangible and intangible assets of Vapolution, Inc. are included as part of the acquisition. This differs from the original agreement whereby the assets of Vapolution, Inc. were not acquired by mCig, Inc.

c)       In the amended agreement, former Vapolution, Inc. shareholders have just one (1) year to rescind the agreement and return to full ownership of the Company as opposed to five (5) in the original agreement.

On August 7, 2014, a further amendment was made to permit the Board of Directors of mCig  to appoint their designee as the only members of the Board of Directors of Vapolution. mCig appointed Paul Rosenberg as the sole director of Vapolution. mCig agreed to provide employment or consulting agreements to the prior owners of Vapolution in order for them to manage the day to day operations.

Risk Factors

While the amended Vapolution, Inc. acquisition agreement provides mCig, Inc. with  control of Vapolution, Inc. and its assets, several risk factors must still be considered:

a)       mCig’s role is one that mirrors an administrator  while the prior management runs  the day-to-day operations of the  Vapolution, Inc. As such, we run the risk that previous management in-charge of the day-to-day operations at Vapolution, make decisions that are not aligned with the vision of mCig’s Board of Directors or Vapolution, Inc.’s Board of Directors.

b)       There is no way to guarantee that the previous owners of Vapolution, Inc. will make decisions that are in the best interest of Vapolution, Inc. as an mCig, Inc. controlled subsidiary. To ensure themselves in the best manner possible, the previous owners of Vapolution are guaranteed the first $110,000 of Earnings Before Interest Tax Depreciation and Amortization from the yearly profits of Vapolution, Inc.

c)       Since the entire transaction for the purchase of Vapolution was in the form of 5,000,000 shares of mCig, Inc. common stock shares, the Board of Directors believes that it would be in the management’s best interest to improve Vapolution, Inc.’s performance, since this would directly have a moderate effect on the price of mCig, Inc.’s common stock share price.

d)       Untill the one year period, the previous owners of Vapolution may rescind the purchase agreement and retain full ownership of Vapolution. After January 23, 2015, the previous owners will be unable to rescind the agreement.

The primary reasons for the acquisition of Vapolution per ASC 805-10-50-2(d) can be summarized by the following:

•         We believe Vapolution has been a leader in its industry since the company’s inception in the early 2000’s. After years of sustained success and consistent revenue streams and profitability, financial performance peaked and for the first time since inception, revenues fell flat. At this stage, management realized that unless fundamental changes were implemented and the trend reversed significant market share could be lost permanently. That is why the transaction with mCig made sense for both parties. In its acquisition of Vapolution, mCig acquired more than just a successful brand and an exemplary product. mCig also acquired a team of two fantastic engineers that were very familiar with the industry and well respected by their peers.  Vapolution, Inc. management recognized that by aligning with mCig, Inc. the combined companies would be stronger, have substantial cost-synergies, as well as growth-synergies. Meanwhile, administration, accounting, and fulfillment could be streamlined and consolidated while the team at Vapolution could return to what they do best which was creating great products.

•         By agreeing to join forces with mCig, Vapolution’s management agreed to allow mCig to run the marketing side, while they turned all of their focus on developing the third generation Vapolution product. Since mCig is not a direct competitor to Vapolution, this acquisition made further sense as it added another revenue stream for the company while allowing mCig, Inc. to expand into the home-use vaporizer segment.

We have consulted with our legal counsel and auditors and acknowledge that an audit of Vapolution Inc. will be necessary and will be included in the amended 8-K. We have retained De Joya Griffith, LLC to perform the audit and they require 90 days to complete the audit procedure.

Results of Operations

Our audited operating results and cash flows are presented for the years ended April 30, 2014 and 2013.

Our operating results for the years ended April 30, 2014 and 2013 are summarized as follows:

	For the year ended April 30, 2014	For the year ended April 30, 2013

Revenue	$370,077	$50,000
Cost of Goods Sold	157,809	0
Gross Profit	212,268	50,000
Expenses	333,834	156,796
Net Loss	$(121,566)	$(106,796)

Revenue and Cost of Goods Sold

Revenues

Our  revenues increased to $370,077 for the year ended April 30, 2014 compared to $50,000 the year ended April 30, 2013, and for an increase of  $320,077. The increase in revenue is attributed to the launch of our primary product the mCig 2.0 in January 2014. Revenues consist primarily of results from the sales of the electronic cigarettes, components for electronic cigarettes and related accessories.

Sales of the electronic cigarettes of mCig for the year ended April 30, 2014 and 2013 were $358,947 and $0, respectively. Significant increase in sales is mainly due to the launch of the new mCig's products.

Sales of the VitaCig electronic vaporizing cigarettes for the year ended April 30, 2014 and 2013 were $11,130 and $0, respectively. The Company was incorporated on January 22, 2014 and has launched its product in April.

These sales do not include any sales for Vapolution, Inc. which is being held as an investment.

Our revenue recognition policy is in accordance with generally accepted accounting principles, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectability of revenue is reasonably assured.

Cost of Goods Sold

Cost of goods sold for the years ended April 30, 2014 and 2013 were $157,809 and $0 respectively. The increase is primarily due to the launch of our new business and sales of the mCig's and VitaCig's electronic cigarettes.

Cost of goods sold for mCig, Inc. for the year ended April 30, 2014 and 2013 were $149,312 and $0, respectively. And cost of goods sold for VitaCig, Inc. for the year ended April 30, 2014 and 2013 were $8,498 and $0, respectively.

Operating Expenses

Our total operation expenses for the years ended April 30, 2014 and 2013 were $333,834 and $156,796, respectively, an increase of $177,037, or approximately 53%. The increase is primarily due to the decrease of the professional fees, stock-based compensation and general and administrative expenses.

Our total operation expenses for the year ended April 30, 2014 consisted of $37,066 of professional fees, $6,554 of travel expenses, $5,506 of amortization, $94,299 of general and administrative expenses and $190,409 of share-based compensation. Our general and administrative expenses consist of bank charges, advertising and promotion, rent, computer and internet expenses, postage and delivery and other expenses. For the year ended April 30, 2013 our incurred total operation expenses consisted of $30,402 of professional fees, $88,064 of travel expenses, $2,156 of amortization, and $36,174 of general and administrative expenses.

Net loss for the years ended April 30, 2014 and 2013 was $121,566 and $106,796, respectively, an increase of $14,770 as a result of the items discussed above.

Liquidity and Financial Condition

Working Capital
	As at April 30, 2014	As at April 30, 2013	Change
Current Assets	$544,847	$3,600	$541,247
Current Liabilities	$139,897	$227,053	$(87,156)
Working Capital	$404,950	$(223,453)	$454,091

Cash Flows
	Year Ended April 30, 2014	Year Ended April 30, 2013
Net Cash Used in Operating Activities	$(16,250)	$(57,282)
Net Cash Used by Investing Activities	$(11,560)	$(12,600)
Net Cash Provided by Financing Activities	$383,050	$63,745
Net Increase (Decrease) in Cash During the Period	$355,240	$(6,137)

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

mCig Inc & Subsidiary.

We have audited the accompanying consolidated  balance sheets of Mcig Inc. and subsidiary as of April 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and consolidated cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mcig Inc. and its subsidiary as of April 30, 2014 and 2013 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The consolidated  financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

August 12, 2014

mCig, Inc. CONSOLIDATED BALANCE SHEETS (Audited)
	April 30,	April 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$358,839	$3,600
Accounts receivable	41,098	-
Inventory	138,657	-
Prepaid Expense	6,253	-
Total current assets	544,847	3,600

Intangible asset, net	11,848	13,366
Investment in Vapolution	625,000	-
Total assets	$1,181,695	$16,966
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$132,756	$4,375
Deferred revenue	4,141	50,000
Due to related party	3,000	172,678
Total current liabilities	139,897	227,053
Total liabilities	139,897	227,053
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value per share, 50,000,000 shares authorized, 23,000,000 and zero shares issued and outstanding	2,300	-
Common stock, $0.0001 par value per share, 560,000,000 shares authorized, 270,135,000 shares issued and outstanding	27,014	50,000
Additional Paid in Capital	1,394,137	-
Accumulated deficit	(381,653)	(260,087)
Total stockholders' equity (deficit)	1,041,798	(210,087)
Total liabilities and stockholders' equity (deficit)	$1,181,695	$16,966

The accompanying notes are an integral part of the consolidated financial statements.

mCig, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS (Audited)
	April 30, 2014	April 30, 2013

Revenue	$370,077	$50,000
Cost of Goods Sold	157,809	-
Gross profit	212,268	50,000
Operating Expenses
Amortization expense	5,506	2,156
Professional fees	37,066	30,402
Travel expenses	6,554	88,064
General and administrative expenses	95,238	36,174
Share-based compensation	189,470	-
Total operating expenses	333,834	156,796
Net loss	$(121,566)	$(106,796)

Basic loss per share	$(0.00)	$(0.00)
Weighted average shares of common stock outstanding - basic	270,135,000	270,135,000

The accompanying notes are an integral part of the consolidated financial statements.

mCig, Inc. STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED INCEPTION (DECEMBER 30, 2010) TO APRIL 30, 2014 (Audited)
								Total
	Preferred		Common		Additional			Stockholders'
	Stock		Stock		Paid-in	Stock	Deficit	Equity
	Outstanding	Amount	Outstanding	Amount	Capital	Payable	Accumulated	(Deficit)
Inception, December 30, 2010	-	$-	$-	$-	$-	$-	$-	$-
Cash received in January 2011 for stock to be issued			-	-	-	100	-	100
Issue common stock – January and February 2011, net of offering costs			250,000,000	25,000	(100)	-	-	24,900
Net loss							(22,899)	(22,899)
Balance, April 30, 2011			250,000,000	25,000	(100)	100	(22,899)	2,101
Contribution to capital July 2011			-	-	100	(100)	-	-
Issue common stock for cash and services – July 2011			250,000,000	25,000	-	-	-	25,000
Net loss							(130,392)	(130,392)
Balance, April 30, 2012			500,000,000	50,000	-	-	(153,291)	(103,291)
Net loss							(106,796)	(106,796)
Balance, April 30, 2013			500,000,000	50,000	-	-	(260,087)	(210,087)
Preferred Stock issued to CEO, $0.0001 par value per share as on September 12, 2013	23,000,000	2,300	(230,000,000)	(23,000)	20,700	-	-	-
Common stock issued for services ($0.21/share) on September 17, 2013			60,000	6	12,594	-	-	12,600
Common stock issued for services ($0.11/share) on October 18, 2013			30,000	3	3,297	-	-	3,300
Common stock issued for services ($0.07/share) on November 15, 2013			45,000	5	3,146	-	-	3,151
Debt forgiveness by shareholder as on July 31, 2013				-	172,678	-	-	172,678
Debt forgiveness by shareholder as on January 31, 2014			-	-	65,050	-	-	65,050
Common stock issued for services ($0.083/share) on November 26, 2013			-	-	41,500	-	-	41,500
Investment in Vapolution			-	-	625,000	-	-	625,000
Contribution to capital March 2014			-	-	15,000	-	-	15,000
Common stock issued for cash			-	-	300,000	-	-	300,000
Common stock issued for services			-	-	135,172	-	-	135,172
Net loss for the year ended April 30, 2014							(121,566)	(121,566)
Balance, April 30, 2014	23,000,000	$2,300	270,135,000	$27,014	$1,394,137	$-	$(381,653)	$1,041,798
The accompanying notes are an integral part of the consolidated financial statements. F-4

mCig, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Audited)
	April 30,		April 30,
	2014		2013
Cash flows from operating activities
Net loss	$(121,566)		$(106,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	5,506		2,156
Common stock issued for services rendered	189,470		-
Changes in operating assets and liabilities:
Accounts receivable	(41,098)		-
Inventory	(131,084)		-
Accounts payable	128,381		(2,642)
Deferred revenue	(45,859)		50,000
Net cash used in operating activities	(16,250)		(57,282)
Cash flows from investing activities
Website development cost	(3,988)		(12,600)
Investment in VitaCig	(7,572)		-
Net cash used in investing activities	(11,560)		(12,600)
Cash flows from financing activities
Advance from related party	83,050		63,745
Issuance of common stock for cash	300,000		-
Net cash flows provided by financing activities:	383,050		63,745
Net increase (decrease) in cash	355,240		(6,137)
Cash- beginning of period	3,600		9,737
Cash- end of period	$358,840		$3,600

Supplemental non-cash information
Debt Forgiveness	$252,728		$-
Shares issued for acquisition of Vapolution	$625,000	~~$~~	~~-~~

The accompanying notes are an integral part of the consolidated financial statements.

mCig, Inc.

Notes To Financial Statements

(Audited)

1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

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

We manufacture and retail the mCig – an  affordable loose-leaf eCig. Designed in the USA – the mCig provides a smoking experience by heating plant material, waxes, and oils delivering a smoother inhalation experience. The Company also maintains an investment in Vapolution, Inc. which manufactures and retails home-use vaporizers such as the Vapolution 2.0. Through its wholly owned subsidiary, VitaCig, Inc., the Company is engaged in the manufacturing and retailing of a nicotine-free eCig that delivers a water-vapor mixed with vitamins and natural flavors.

On January 23, 2014, the Company signed a Stock Purchase Agreement with Vapolution, Inc. which manufactures and retails home-use vaporizers. In accordance with this agreement mCig, Inc. acquired 100% of Vapolution, Inc.; as part of this transaction mCig, Inc. issued 5,000,000 shares to shareholders of Vapolution, Inc.  (See Note 3)

On January 23, 2014, Paul Rosenberg, CEO of mCig, Inc. has cancelled an equal amount (2,500,000 shares) of common shares owned by him resulting in a net non-dilutive transaction to existing mCig, Inc. shareholders. The remaining 2,500,000 of common shares owned by Paul Rosenberg will be cancelled on the one year anniversary of the agreement, specifically on January 23, 2015, to offset the 2,500,000 new shares issued from the treasury to complete the purchase of Vapolution, Inc. Since only half of the agreed upon shares had been paid out by mCig, Inc. to the previous owners of Vapolution, Inc. as of April 30, 2014 as part of the agreed upon purchase price, only half of the purchase price ($625,000) was reported on the Company’s balance sheet as Investment in Vapolution, Inc. at the year-end date. The remaining purchase price of 2,500,000 shares will be recognized in the amount of $625,000 on the Company’s balance sheet on the commencement date of January 23, 2015.  At that time, mCig intends to satisfy all requirements necessary to consolidate Vapolution’s audited year-end results as part of its financials.

On February 24, 2014 the company entered into a Contribution Agreement with VitaCig, Inc. In accordance with this agreement VitaCig, Inc. accepted the contribution by mCig, Inc. of specific assets consisting solely of pending trademarks for the term “VitaCig” filed with the USPTO and $500 in cash as contribution in exchange for 500,135,000 shares of common capital stock representing 100% of the shares outstanding of VitaCig, Inc.

mCig, Inc., will be distributing to its shareholders 270,135,000 shares of Common Stock of VitaCig, Inc. owned by mCig, a shareholder of VitaCig. The shareholders of mCig will receive one share of VitaCig common stock for every one shares of mCig common stock that they hold as of the record date.  The record date shall be defined as the first business day following an effective statement from the SEC in regards to this Form S-1 filing.

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

mCig, Inc.

Notes To Financial Statements

(Audited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Inventory

Inventory consists of finished product, mCig and VitaCig electronic vaporizing cigarettes valued at the lower of cost or market valuation under the first-in, first-out method of costing.

Accounts Receivable

Accounts receivable, primarily from retail customers, are reported at the amount invoiced. Management reviews accounts receivable on a monthly basis to determine if any receivables are potentially uncollectible. As of April 30, 2014, the Company expects these receivables to be fully collectible and therefore has not estimated an allowance for doubtful accounts for the period.

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

mCig, Inc.

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

Website development costs

Under the provisions of FASB-ASC Topic 350, the Company previously capitalized costs of design, configuration, coding, installation, and testing of the Company’s website up to its initial implementation. Costs will be amortized to expense over an estimated useful life of three years using the straight-line method. Ongoing website post- implementation cost of operations, including training and application, are expensed as incurred. The Company evaluates the recoverability of website development costs in accordance with FASB-ASC Topic 350. As of the year ended April 30, 2014, management does not believe that there is a need for the impairment of costs incurred towards the development of its website.

	April 30, 2014	April 30, 2013
Website development cost	$19,510	$15,522
Accumulated amortization	(7,662)	(2,156)
Total intangible assets	$11,848	$13,366

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

mCig, Inc.

Notes To Financial Statements

(Audited)

3. BUSINESS ACQUISITIONS

On January 23, 2014, the Company completed the investment acquisition of Vapolution, Inc. by acquiring all of its' issued and outstanding shares in exchange for 5,000,000 shares of mCig's common stock at a market value of $0.25 per share on the date of the acquisition, where Vapolution became controlled  subsidiary.

Following consultation with our legal advisors in preparation for the filing of our audited Form 10-K, the company and Vapolution, Inc. decided to amend their original Stock Purchase Agreement. Per the amended Stock Purchase Agreement executed as of May 23, 2014, a clarification was made to the agreement that more appropriately expresses the spirit of the transaction as agreed upon by management of mCig and the previous owners of Vapolution, Inc. As a result, one of the changes in the agreement is the disclosure that all of Vapolution’s assets were in-fact purchased by mCig as part of this agreement.

On August 7, 2014, a further amendment was made to permit the Board of Directors of mCig to appoint their designee as the only members of the Board of Directors of Vapolution. mCig appointed Paul Rosenberg as the sole director of Vapolution. mCig agreed to provide employment or consulting agreements to the prior owners of Vapolution in order for them to manage the day to day operations.

While the amended Vapolution, Inc. acquisition agreement provides mCig, Inc. with more control of Vapolution and its assets, several risk factors must still be considered:

(1)     mCig’s role is one that mirrors an overseer with the prior owners running the day-to-day operations of the Company. As such, we run the risk that previous management in-charge of the day-to-day operations at Vapolution, make decisions that are not aligned with the vision of mCig’s Board of Directors. However, as mCig controls the Board of Directors, all material matters will be controlled by mCig. Further, the previous management serves at the pleasure of the Board of Directors.

(2)     There is no way to guarantee that the previous owners of Vapolution, Inc. will make decisions that are in the best interest of Vapolution, Inc. as an mCig, Inc. subsidiary. To ensure themselves in the best manner possible, the previous owners of Vapolution are guaranteed the first $110,000 of Earnings Before Interest Tax Depreciation and Amortization from the yearly profits of the Company.

(3)   Since the entire transaction for the purchase of Vapolution was in the form of 5,000,000 shares of mCig, Inc. common stock shares, the Board of Directors believes that it would be in the management’s best interest to improve Vapolution, Inc.’s performance, since this would directly have a moderate effect on the price of mCig, Inc.’s common stock share price.

1. The Purchase Agreement, as amended on August 7, 2014, grants the day-to-day operations of Vapolution, Inc. to its former owners. The Board of Directors of mCig, Inc. will review the financial activity of Vapolution, Inc. on a monthly basis and, as mCig controls the Board of Directors of Vapolution,  will sign off on any large investments, payments to management, creative ideas, as well as have  ultimate decision power over all material decisions and the overall strategy of the business. mCig management  believes that  introducing the mCig culture into the marketing of Vapolution products will greatly increase  Vapolution’s economic potential. This theory was re-enforced  immediately after the completion of the Vapolution, Inc. acquisition. The first order of business after the acquisition was the complete redesign of the Company website by mCig’s staff (www.vapolution.com), which website is expressly not incorporated by reference into this filing). Furthermore, the previous owners in collaboration with mCig’s technical staff are working extensively on the Vapolution Vaporizer 3.0, which management expects to have on the market in the fall of 2014. In addition to streamlining several processes, such as consolidating administrative, accounting, and fulfilment for both mCig and Vapolution which will reduce the bottom line expenses for the combined companies. mCig, Inc. management believes that these initiatives will produce significant cost-savings for both companies. More importantly, the combined strategies will assist in returning Vapolution, Inc. to its past prosperity.

2.       The management of the company looks at “the first one hundred and ten thousand dollars ($110,000) of EBITDA per year (Earnings Before Interest, Tax, Depreciation and Amortization) from Vapolution, Inc. sales to be split equally amongst LUCEY and SHAFFER (50% each) for a period of ten (10) years following the execution of this agreement (“earn-out-period”)” as the appropriate salary to the previous  owners of Vapolution for their continued full-time involvement in the running of the day-to-day operations of this mCig Brand.

mCig, Inc.

Notes To Financial Statements

(Audited)

3.     BUSINESS ACQUISITIONS (CONT.)

We looked at the prior results of the operations of Vapolution, Inc. and determined that paying the first $110,000 of EBITDA per year would be an appropriate “salary” expense to secure the services of Patrick Lucey and Chad Shaffer to run autonomously the operations of Vapolution Inc. for the next 10 years. After these 10 years, we would re-negotiate a salary contract with Patrick and Chad, to continue running the operations of Vapolution, if deemed appropriate.

We examined the historic salary payments paid by the previous owners of Vapolution Inc. and rent expense in for the periods ended as of 3/30/13 and as of 3/30/14, respectively. and as a result, in coming up with the first $110,000 of EBITDA per year, the salary expense as well as the rent expense will be subtracted from this amount. The way that they will pay themselves will be in the form of a monthly evaluation. Based on the monthly results of the Brand and the results of the operations of the company, with the approval of Vapolution and, indirectly, the mCig Board of Directors, Patrick and Chad will be paid up to $9,000 per month as a salary/ rent expense (based on the current month results.) On January 23 of each year, a summary calculation will be prepared to determine how much payment is required to be made to Patrick and Chad (if the Company was able to achieve all of its objectives and obtain EBITDA in this time period above $110,000.) If for some reason the results from Vapolution show a loss in this time period, no salary would be paid out, as evident by the agreement signed between mCig and Vapolution, Inc.

3. After the one year period, if the previous owners of Vapolution do not rescind the purchase agreement and return to full ownership of the Company, the previous owners will be unable to rescind the agreement. After this period, the Board of Directors will continue to evaluate the performance of Vapolution, to continuously determine whether the Vapolution is meeting all of the set-out objectives and goals. In the event that the former owners resign or are asked to resign from their current management positions in Vapolution, Inc., mCig, Inc. will have to step-in and manage the operations of the Company. Since the earliest that this ultimate measure can take place (at least 1 year after the anniversary date of the purchase agreement), the Board of Directors of mCig, Inc. believes that by this time they will have gained the necessary experience and knowledge to continue to operate the Company without any interruption. To be able to accomplish this, several employees of mCig, Inc. have taken an interest in learning about the operations of Vapolution as well as assisting in the development of the Vapolution Vaporizer 3.0. As a result, mCig, Inc.’s management is confident that it is very unlikely that they would experience material losses in revenues in the event of a restructuring of the operational management currently in place at Vapolution, Inc.

The primary reasons for the acquisition of Vapolution per ASC 805-10-50-2(d) can be summarized by the following:

A.      Vapolution has been a leader in its industry since the company’s inception in the early 2000’s. After years of sustained success and consistent revenue streams and profitability, financial performance peaked and for the first time since inception, revenues fell flat. At this stage, management realized that unless fundamental changes were implemented and the trend reversed significant market share could be lost permanently. That is why the transaction with mCig made sense for both parties. In its acquisition of Vapolution, mCig acquired more than just a successful brand and an exemplary product. mCig also acquired a team of two fantastic engineers that were very familiar with the industry and well respected by their peers. Vapolution, Inc. management recognized that by aligning with mCig, Inc. the combined companies would be stronger, have substantial cost-synergies, as well as growth-synergies. Meanwhile, administration, accounting, and fulfillment could be streamlined and consolidated while the team at Vapolution could return to what they do best which was creating great products.

B.     By agreeing to join forces with mCig, Vapolution’s management agreed to allow mCig to run the marketing side, while they turned all of their focus on developing the third generation Vapolution product. Since mCig is not a direct competitor to Vapolution, this acquisition made further sense as it added another revenue stream for the company while allowing mCig, Inc. to expand into the home-use vaporizer segment.

mCig, Inc.

Notes To Financial Statements

(Audited)

3.    BUSINESS ACQUISITIONS (CONT.)

Due to the way the acquisition of Vapolution, Inc. was structured, mCig, Inc. only recorded the amount of common stock shares paid out to the previous owners of Vapolution prior to April 30, 2014, (2,500,000 shares), which equaled to $625,000 on its balance sheet as Investment in Vapolution, Inc.. The remaining purchase price equaling $625,000 will be recognized by mCig, when the remaining 2,500,000 shares are transferred to the previous owners of Vapolution, Inc. on the one year anniversary date of January 23, 2015. Furthermore, even though the Company’s intent was to consolidate Vapolution’s results as part of its Financials as of April 30, 2014, due to this one year rescind period, where the previous owners of Vapolution can return the shares or cash equivalent and return to full ownership of the Company, and due to the current Stock Purchase agreement lacking the necessary language to qualify as a consolidation, Vapoluation was classified as an investment on the Company’s balance sheet at April 30, 2014. Furthermore, since only one-half of the total purchase price was paid out as of April 30, 2014 to the previous owners of Vapolution (2,500,000 shares equaling $625,000), mCig only recorded one-half of the agreed upon purchase price as Investment in Vapolution on its balance sheet as of April 30, 2014. Once the transaction is consummated on January 23, 2015 and the Stock Purchase agreement for the acquisition of Vapolution is amended to include the items necessary to satisfy the requirements necessary for consolidation purposes, Vapolution’s audited financials will be consolidated as part of mCig’s, as was originally intended by mCig and the remaining purchase price of 2,500,000 shares equaling $625,000 will be recorded on its balance sheet as part of Investment in Vapolution, Inc.

4. INVESTMENTS

In determining the appropriate way to report its investment in Vapolution using the Equity method, the Company utilized the guidance per the ASC. Specifically, as reported Per ASC 320-10-30-1, the fair value of restricted stock shall be measured initially based on the quoted price of an otherwise identical unrestricted security of the same issuer, adjusted for the effect of the restriction, in accordance with the provisions of Topic 820. Furthermore, as reported per ASC 320-10-30-3, if a previously nonmarketable equity security becomes marketable, the cost basis of the nonmarketable security shall become the basis of the security. If a change in marketability provides evidence that an other-than-temporary impairment has occurred, a write-down shall be recorded before applying the guidance in this subtopic, and the loss shall be classified consistently with other write-downs of similar investments. Since ASC 320-10-30-4 does not apply to Vapolution, the Equity Method is was deemed appropriate in valuing the Company’s investment in Vapolution. As a result, using the Equity method, mCig reported its investment in Vapolution as of April 30, 2014 in the amount of $625,000.

As far as Vapolution’s earnings are concerned in the period of ownership from January 23, 2014 to April 30, 2014, ASC 323-10-35-36 notres that the earnings or losses that relate to the stock retained shall remain as part of the carrying amount of the investment and that the investment account shall not be adjusted retroactively. Subsequently, the security shall be accounted for pursuant to paragraph 320-10-35-1. Vapolution’s Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) did not go over the contracted threshold, as agreed upon per the Stock Purchase agreement, prorated for the period from January 23, 2014 to April 30, 2014 in the amount of $30,250, based upon $110,000 per year.  Since Vapolution’s earnings did not exceed this threshold in this period, mCig didi not receive any profits from Vapolution as of April 30, 2014, hence why none of the profits from Vapolution were included as part of mCig’s financial statements.

5. STOCKHOLDERS’ EQUITY

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

mCig, Inc.

Notes To Financial Statements

(Audited)

5. STOCKHOLDERS’ EQUITY (CONT.)

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

On January 23, 2014, the Company completed the investment acquisition of Vapolution, Inc. by acquiring all of its' issued and outstanding shares in exchange for 5,000,000 shares of mCig's common stock at a market value of $0.25 per share on the date of the acquisition, where Vapolution became a controlled subsidiary.

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

Since only half of the agreed upon shares had been paid out by mCig, Inc. to the previous owners of Vapolution, Inc. as of April 30, 2014 as part of the agreed upon purchase price, only half of the purchase price ($625,000) was reported on the Company’s balance sheet as Investment in Vapolution, Inc. at the year-end date. The remaining purchase price of 2,500,000 shares will be recognized in the amount of $625,000 on the Company’s balance sheet on the commencement date of January 23, 2015.  At that time, mCig intends to satisfy all requirements necessary to consolidate Vapolution’s audited year-end results as part of its financials.

On April 14, 2014, the Company issued 750,000 shares of common stock at $0.4 per share in accordance with a Security Purchase Agreement between mCig, Inc. and an institutional investor as part of the company's deployment of a national market strategy dated as of April 14, 2014, by transferring these shares of common stock held by Paul Rosenberg. These shares were valued at $300,000 based on the price at $0.4 per share. It was considered as capital contribution.

As of April 30, 2014, Mr. Paul Rosenberg cancelled 665,882 number of shares for services rendered by employees and consultants and 135,000 shares of common stock were issued by the Company for services rendered. The total amount of these shares, included as part of the Company’s equity roll-forward equaled $189,470.

On April 30, 2014, Mr. Paul Rosenberg, President and CEO, agreed to forgive debts (the sum of $15,000) owed to him by the Company and recorded as Additional paid in capital.

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

mCig, Inc.

Notes To Financial Statements

(Audited)

5. STOCKHOLDERS’ EQUITY (CONT.)

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

6. RELATED PARTY TRANSACTIONS

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

Notes To Financial Statements

(Audited)

6.         RELATED PARTY TRANSACTIONS (CONT.)

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

Below is a breakdown of the accounting for the capital contribution for the issuance of 500,000 common shares to Mr. Linkhorst:

Prepaid Expenses	6,253
Salary Expenses	35,247
To additional paid in capital		41,500

The remaining 500,000 shares of common stock that are owed to Mr. Linkhorst for his future services as COO of mCig, Inc. will be paid out and recorded at FMV on a monthly basis, at a rate of 83,333 shares per month.

As of April 30, 2014, none of these common stock shares were earned by Mr. Linkhorst. As a result, this expense was not accrued in the current period.

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

On April 30, 2014, Mr. Paul Rosenberg, President and CEO, agreed to forgive debts (the sum of $15,000) owed to him by the Company and recorded as Additional paid in capital.

As of April 30, 2014, Mr. Paul Rosenberg cancelled 665,882 number of shares for services rendered by employees and consultants and 135,000 shares of common stock were issued by the Company for services rendered. The total amount of these shares, included as part of the Company’s equity roll-forward equaled $189,470.

7. INCOME TAXES

As of April 30, 2014, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  As of April 30, 2014 and 2013, the Company had approximately $191,244 and $260,087 of federal and state operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2031.

The components of the Company’s deferred tax asset are as follows:

mCig, Inc.

Notes To Financial Statements

(Audited)

7.          INCOME TAXES (CONT.)

	April
	2014	2013
Deferred tax assets:
Net operating loss carry forwards	66,935	91,030
Valuation allowance	(66,935)	(91,030)
Total deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of April 30, 2014 and 2013 was $66,935 and $91,030, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of April 30, 2014 and 2013, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at April 30:

2014 & 2013

Federal statutory tax rate	(35.0)%
Permanent difference and other	35.0%

8. SUBSEQUENT EVENTS

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

A Report on Form 8-K was filed on July 18, 2014 and an Amendment to the Articles of Incorporation was filed with the State of Nevada (to be included, upon receipt of the stamped filed copy, as an Exhibit to the Company’s Form 10-K for the year ended April 30, 2014). The intent of this action was to allow Mr. Rosenberg, who cancelled 230,000,000 shares of the Company common stock held by Mr. Rosenberg in exchange for 23,000,000 shares of the Company's Series A Preferred Stock, to be placed back in the position he was in prior to the exchange of common stock for preferred. Mr. Rosenberg undertook this action in the best interests of the shareholders in order to provide the availability of additional shares of common stock for prospective mergers or acquisitions.

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

On May 30, 2014, the Company signed a Consulting agreement with a world famous skateboarder, stuntman, director, actor, musician, television and radio personality, Brandon Cole Margera AKA “Bam Margera”. He has officially joined mCig, Inc. and VitaCig, Inc. as a brand ambassador. As part of this role, Bam Margera will endorse company products for a period of one year. These endorsements will appear online and offline through various media distribution channels.

On June 6, 2014, the Company signed a Consulting agreement with a world famous American rapper, William Leonard Roberts II AKA "Rick Ross". Having joined mCig, Inc. as a brand ambassador, Rick Ross will initiate national product endorsements by means of his social media platforms and through various media distribution channels.

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

Under the new management team, as required by SEC Rule 15d-15(b), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive and our principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting that existed as of April 30, 2014, as described below.

During the fourth quarter, ended April 30, 2014, the Company identified a deficiency in the Company’s internal control over financial reporting that constitutes a material weakness as of April 30, 2013. Specifically, our management review controls failed to detect errors in the initial filed Form 10-K. The annual report was not signed and no material contracts and other exhibits were filed. As a result of this material weakness, management concluded that we did not maintain effective control over financial reporting as of April 30, 2014.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework as of the year ended April 30, 2014. Based on its evaluation, our management concluded that, as of April 30, 2014, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Paul Rosenberg	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer and Director	46	May 23, 2013

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

Business Experience

Paul Rosenberg - President, Chief Executive Officer, Chief Financial Officer (Principal Accounting Officer), Secretary, Treasurer and Director  For the past 5 years Mr. Rosenberg has been a private investor focusing on the technology space where he has over two decades of experience as a software engineer specializing in complex distributed systems in C++, Delphi, VB, Java, and Oracle DB projects via his consulting company: PR Data Consulting. Since 1997, Mr. Rosenberg has worked as an independent consultant with both private and public enterprises including:  The Federal Deposit Insurance Company (FDIC), The Zennstrom/Friis Group (Kazaa/Skype/Atomico Ventures), and Trust Digital (later sold to Mcafee in 2010), Dell, Inc., Boeing, and Microsoft Inc. as well as several other notable companies.

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

Nomination Process

As of April 30, 2014, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently the company is continuing to develop a comprehensive Board of Directors and does not have a specified Audit Committee. The company intends to appoint audit, compensation and other applicable committee members as it appoints individuals with pertinent expertise in 2014.

Audit Committee Financial Expert

Our board of directors does not have a member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Code of Ethics

As part of our system of corporate governance, our Board of Directors has adopted a code of ethics that is specifically applicable to our Chief Executive Officer and senior financial officers. This Financial Code of Ethics is attached to this filings as Exhibit 14.1 .

ITEM 11.      EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Paul Rosenberg Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director	2013 2014	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A

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

Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended April 30, 2014.

Outstanding Equity Awards at Fiscal Year End

There were no equity awards

Outstanding Stock Awards at Year End

There were no stock awards

Option Exercises and Stock Vested

There were no options exercised or stock vested by our named officers during the year ended April 30, 2014.

Non Qualified Deferred Compensation

None.

Golden Parachute Compensation

None.

Employment Agreements

As of this time, there are no employment agreements with any named executive officer. The Company does have employment or consulting agreements with some of our officers, including our Chief Operating Officer and Chief Technology Officer,, none of which are named executive officers.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 30, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Paul Rosenberg	14,755,416 common shares 23,000,000 preferred shares	5,46%

(1)Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2014.  As of April 30, 2014 there were 270,135,000 shares of our company’s common stock issued and outstanding.

DESCRIPTION OF SECURITIES

Common Stock

The authorized capital of the Company is 560,000,000 common shares with a par value of $0.0001 per share.

The holders of our Common Stock are entitled to one vote per share on all matters to be voted on by our stockholders, including the election of directors. Our stockholders are not entitled to cumulative voting rights, and, accordingly, the holders of a majority of the shares voting for the election of directors can elect the entire board of directors if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any person to our board of directors.

The holders of the Company’s Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the board of directors, in its discretion, from funds legally available there for and subject to prior dividend rights of holders of any shares of our Preferred Stock which may be outstanding. Upon the Company’s liquidation, dissolution or winding up, subject to prior liquidation rights of the holders of our Preferred Stock, if any, the holders of our Common Stock are entitled to receive on a pro rata basis our remaining assets available for distribution. Holders of the Company’s Common Stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All outstanding shares of the Company’s Common Stock are, and all shares being offered by this prospectus will be, fully paid and not liable to further calls or assessment by the Company.

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

DIVIDENDS

Dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, for use in its business operations and accordingly, the Board of Directors does not anticipate declaring any dividends prior to a business combination.

INDEMNIFICATION OF DIRECTORS AND OFFICERS.

Under the Nevada General Corporation Law, we can indemnify our directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Our amended and restated articles of incorporation provide that, pursuant to Nevada law, our directors shall not be liable for monetary damages for breach of the directors’ fiduciary duty of care to us and our stockholders. This provision in the articles of incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Nevada law. In addition, each director will continue to be subject to liability for breach of the director’s duty of loyalty to us or our stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for any transaction from which the director directly or indirectly derived an improper personal benefit, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Nevada law. The provision also does not affect a director’s responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

the Nevada General Corporation Law. We are not, however, required to indemnify any director or officer in connection with any (a) willful misconduct, (b) willful neglect, or (c) gross negligence toward or on behalf of us in the performance of his or her duties as a director or officer. We are required to advance, prior to the final disposition of any proceeding, promptly on request, all expenses incurred by any director or officer in connection with that proceeding on receipt of any undertaking by or on behalf of that director or officer to repay those amounts if it should be determined ultimately that he or she is not entitled to be indemnified under our bylaws or otherwise.

Our bylaws, as amended, provide for the indemnification of our directors and officers to the fullest extent permitted by

We have been advised that, in the opinion of the SEC, any indemnification for liabilities arising under the Securities Act of 1933 is against public policy, as expressed in the Securities Act, and is, therefore, unenforceable.

Amendment of our Bylaws

 Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our Board of Directors.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below there have been no transactions, whether directly or indirectly, between our company and any of our officers, directors, beneficial owners of more than 5% of our outstanding common stock or their family members, that exceeded $120,000.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended April 30, 2014 and for fiscal year ended April 30, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	April 30, 2014	April 30, 2013
Audit Fees	$15,500	$14,110
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$15,500	$14,110

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

PART IV

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

Exhibit No.	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws (1)
3.3	Certificate of Designation filed with the Secretary of State of Nevada on July 23, 2014*
10.1	Joint Venture Agreement with Leadwill Corporation (1)
10.2	Exclusive International Distributorship Agreement with Leadwill Corporation (1)
10.3	Exclusive Technology License Agreement (1)
10.4	Exclusive Distributorship Agreement with Epik Investments Limited (1)
10.5	Joint Venture Agreement with LifeTech Japan Corporation (1)
10.6	Exclusive Technology License Agreement with LifeTech Japan Corporation (1)
10.7	Distributorship Partnership Agreement with SunPlex Limited (1)
10.8	Debt Assignment, Consent and Release Agreement (1)
10.9	Exclusive International Distributorship Agreement (1)
10.10	Amendment to Stock Purchase Agreement*
14.1	Financial Code of Ethics*
99.1	Rule 13a-14(a) 15(d)-14(a) Certification of the Chief Executive Officer*
99.2	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)     Incorporated by references to our Amended Annual Report on Form 10-K/A, filed on April 14, 2014.

*Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

mCig Inc.
(Registrant)
Dated: August 13, 2014	/s/ Paul Rosenberg
Paul Rosenberg
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: August 13, 2014	/s/ Paul Rosenberg
Paul Rosenberg
President, Chief Financial Officer, Treasurer, and Director
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 13, 2014	/s/ Paul Rosenberg
Paul Rosenberg
Director