Form 10-K/A
period 2014-04-30
mCig, Inc.
filed 2014-08-21
CIK 1525852

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

Documents Incorporated By Reference

None

Explanatory Note

mCig, Inc. (the “Company”) is filing this Amendment #2 on Form 10-K/A (the Amendment”) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2014 (the “Form 10-K”), filed with the Securities and Exchange Commission on August 13, 2014 (the “Original Filing Date”), is solely for the purpose of furnishing Exhibit 101 – Interactive Data File (XBRL Exhibit) required by Rule 405 of Regulation S-T, which was not included with the Original Filing.

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

(1)  Incorporated by references to our Amended Annual Report on Form 10-K/A, filed on April 21, 2014.

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

mCig Inc.
(Registrant)
Dated: August 21, 2014	/s/ Paul Rosenberg
Paul Rosenberg
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: August 21, 2014	/s/ Paul Rosenberg
Paul Rosenberg
President, Chief Financial Officer, Treasurer, and Director
(Principal Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 21, 2014	/s/ Paul Rosenberg
Paul Rosenberg
Director

4