Form 10-K/A
period 2014-04-30
mCig, Inc.
filed 2014-08-22
CIK 1525852

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

Documents Incorporated By Reference

None

Explanatory Note

mCig, Inc. (the “Company”) is filing this Amendment #3 on Form 10-K/A (the Amendment”) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2014 (the “Form 10-K”), filed with the Securities and Exchange Commission on August 13, 2014 (the “Original Filing Date”), is solely for the purpose of furnishing Exhibit 101 – Interactive Data File (XBRL Exhibit) required by Rule 405 of Regulation S-T, which was not included with the Original Filing.

No other changes have been made to the Form 10-K. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits. The following exhibits of the Company are included herein.

Exhibit No.	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws (1)
3.3	Certificate of Designation filed with the Secretary of State of Nevada on July 23, 2014 (2)
10.1	Joint Venture Agreement with Leadwill Corporation (1)
10.2	Exclusive International Distributorship Agreement with Leadwill Corporation (1)
10.3	Exclusive Technology License Agreement (1)
10.4	Exclusive Distributorship Agreement with Epik Investments Limited (1)
10.5	Joint Venture Agreement with LifeTech Japan Corporation (1)
10.6	Exclusive Technology License Agreement with LifeTech Japan Corporation (1)
10.7	Distributorship Partnership Agreement with SunPlex Limited (1)
10.8	Debt Assignment, Consent and Release Agreement (1)
10.9	Exclusive International Distributorship Agreement (1)
10.10	Amendment to Stock Purchase Agreement (2)
14.1	Financial Code of Ethics (2)
99.1	Rule 13a-14(a) 15(d)-14(a) Certification of the Chief Executive Officer (2)
99.2	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101.INS	XBRL Instance Document (3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)
101.LAB	XBRL Extension Labels Linkbase Document (3)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

101.SCH	XBRL Taxonomy Extension Schema Document (3)

(1)  Incorporated by references to our Amended Annual Report on Form 10-K/A, filed on April 22, 2014.

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

mCig Inc.
(Registrant)
Dated: August 22, 2014	/s/ Paul Rosenberg
Paul Rosenberg
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: August 22, 2014	/s/ Paul Rosenberg
Paul Rosenberg
President, Chief Financial Officer, Treasurer, and Director
(Principal Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 22, 2014	/s/ Paul Rosenberg
Paul Rosenberg
Director

4