Form 10-Q
period 2014-07-31
mCig, Inc.
filed 2014-09-19
CIK 1525852

                                                                                                                                                        UNITED STATES

     SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2014.

☐  Transition Report Pursuant to Section 13 or 15(d)        of the Securities Exchange Act

For the transition period from N/A to N/A

Commission File No. 333-175941

mCig, Inc.

(Name of small business issuer as specified in its charter)

Nevada	27-4439285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Bellevue Way NE, Suite 400, WA	98004
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	425-652-5946

None

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

Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 270,135,000 common shares issued and outstanding as of July 31, 2014.

                                                                                                                                                                                             INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED JULY 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying reviewed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity (deficit) in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended April 30, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2014 are not necessarily indicative of the results that can be expected for the year ending.

mCig, Inc. CONSOLIDATED BALANCE SHEETS
	July 31,	April 30,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$225,995	$358,839
Accounts receivable	55,633	41,098
Inventory	106,367	138,657
Prepaid inventory	4,835	-
Prepaid expense	1,769,842	6,253
Total current assets	2,162,672	544,847

Intangible asset, net	12,789	11,848
Investment in Vapolution	625,000	625,000
Total assets	$2,800,460	$1,181,695
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,943	$132,756
Deferred revenue	-	4,141
Due to related party	3,000	3,000
Total current liabilities	6,943	139,897
Total liabilities	6,943	139,897
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value per share, 50,000,000 shares authorized, 23,000,000 shares issued and outstanding	2,300	2,300
Common stock, $0.0001 par value per share, 560,000,000 shares authorized, 270,135,000 shares issued and outstanding	27,014	27,014
Additional Paid in Capital	4,074,611	1,394,137
Stock payable	128,071	-
Accumulated deficit	(1,438,478)	(381,653)
Total stockholders' equity (deficit)	2,793,517	1,041,798
Total liabilities and stockholders' equity (deficit)	$2,800,460	$1,181,695
The accompanying notes are an integral part of the consolidated financial statements.

                                                                                                                                                               mCig, Inc.

CONDOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended July 31, 2014	For the Three Months Ended July 31, 2013

Revenue	$195,565	$12,500
Cost of Goods Sold	97,434	-
Gross profit	98,131	12,500
Operating Expenses
Amortization expense	1,859	1,294
Professional fees	15,416	9,225
Travel expenses	1,624	-
General and administrative expenses	91,101	9,068
Share-based compensation	1,044,956	-
Total operating expenses	1,154,956	19,587
Net loss	$(1,056,825)	$(7,087)

Basic loss per share	$(0.00)	$(0.00)
Weighted average shares of common stock outstanding - basic	270,135,000	270,135,000

The accompanying notes are an integral part of the financial statements.

mCig, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three	For the Three
	Months Ended	Months Ended
	July 31, 2014	July 31, 2013
Cash flows from operating activities
Net loss	$(1,056,825)	$(7,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,859	1,294
Common stock issued for services rendered	1,044,956	-
Changes in operating assets and liabilities:
Accounts receivable	(14,535)	-
Inventory	32,290	-
Prepaid inventory	(4,835)	-
Accounts payable and other liabilities	(128,813)	(2,000)
Deferred revenue	(4,141)	(12,500)
Net cash used in operating activities	(130,044)	(20,293)
Cash flows from investing activities
Website development cost	(2,800)	(3,733)
Net cash used in investing activities	(2,800)	(3,733)
Cash flows from financing activities
Advance from related party	-	24,300
Issuance of common stock for cash	-	-
Net cash flows provided by financing activities:	-	24,300
Net increase (decrease) in cash	(132,844)	274
Cash- beginning of period	358,839	3,600
Cash- end of period	$225,995	$3,874

The accompanying notes are an integral part of the financial statements.

mCig, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

mCig, Inc. (mCig) was incorporated in the State of Nevada on December 30, 2010 originally under the name Lifetech Industries, Inc. Effective August 2, 2013, our name was changed from "Lifetech Industries, Inc." to "mCig, Inc." reflecting our new business model. Since October 2013, mCig, Inc. has positioned itself as a technology company focused on two long-term secular trends sweeping the globe: (1) The decriminalization and legalization of marijuana for medicinal or recreational purposes (2) The adoption of electronic vaporizing cigarettes (commonly known as “eCigs”) by the world’s 1.2 Billion smokers.

All agreements related to the Lifetech business are terminated and closed as of April 30, 2014. It has no impact on the current and future operations because all of these agreements are related to the previous business directions of the Company.

We manufacture and retail the mCig – an affordable loose-leaf eCig. Designed in the USA – the mCig provides a smoking experience by heating plant material, waxes, and oils delivering a smoother inhalation experience. The Company also maintains an investment in Vapolution, Inc. which manufactures and retails home-use vaporizers such as the Vapolution 2.0. Through its wholly owned subsidiary, VitaCig, Inc., the Company is engaged in the manufacturing and retailing of a nicotine-free eCig that delivers a water-vapor mixed with vitamins and natural flavors.

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

On February 24, 2014 the company entered into a Contribution Agreement with VitaCig, Inc. In accordance with this agreement VitaCig, Inc. accepted the contribution by mCig, Inc. of specific assets consisting solely of pending trademarks for the term “VitaCig” filed with the USPTO and $500 in cash as contribution in exchange for 500,135,000 shares of common capital stock representing 100% of the shares outstanding of VitaCig, Inc.

mCig, Inc. will be distributing to its shareholders 270,135,000 shares of Common Stock of VitaCig, Inc. owned by mCig, a shareholder of VitaCig. The shareholders of mCig will receive one share of VitaCig common stock for every one share of mCig common stock that they hold as of the record date.  The record date shall be defined as the first business day following an effective statement from the SEC in regards to this Form S-1 filing.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s accounting policies used in the preparation of the accompanying consolidated financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP") and have been consistently applied.

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

Accounts Receivable

Accounts receivable, strictly from its vendor tasked with accepting all credit card payments for purchases from its customers, are reported at the amount withheld (10% of all credit card purchases, for the period of six months.) Due to the nature of these funds (this requirement was put in-place by the vendor due to the high risk nature of the industry that the Company operates in, as well as the risks associated with launching of a brand new product), the Company expects these receivables to be fully collectible and therefore has not estimated an allowance for doubtful accounts for the period. The Company did not report any accounts receivable from any of its retail customers. The Company doesn’t anticipate an accounts receivable balance going forward, since they switched to a new vendor during the next fiscal quarter that no longer requires a withholding on any of the credit card purchases.

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

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

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

	July 31, 2014	April 30, 2014
Website development cost	$19,510	$19,510
Accumulated amortization	(9,288)	(7,662)
Total intangible assets	$10,222	$11,848

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

mCig, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

3. BUSINESS ACQUISITIONS (CONT.)

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
  There is no way to guarantee that the previous owners of Vapolution, Inc. will make decisions that are in the best interest of Vapolution, Inc. as a mCig, Inc. subsidiary. To ensure themselves an appropriate portion of the earnings, the previous owners of Vapolution are guaranteed the first $110,000 of Earnings before Interest Tax Depreciation and Amortization from the yearly profits of the Company.
  Since the entire transaction for the purchase of Vapolution was in the form of 5,000,000 shares of mCig, Inc. common stock shares, the Board of Directors believes that it would be in the management’s best interest to improve Vapolution, Inc.’s performance, since this would directly have a moderate effect on the price of mCig, Inc.’s common stock share price.

1. The Purchase Agreement, as amended on August 7, 2014, grants the day-to-day operations of Vapolution, Inc. to its former owners. The Board of Directors of mCig, Inc. will review the financial activity of Vapolution, Inc. on a monthly basis and, as mCig controls the Board of Directors of Vapolution, will sign off on any large investments, payments to management, creative ideas, as well as have ultimate decision power over all material decisions and the overall strategy of the business. mCig management  believes that  introducing the mCig culture into the marketing of Vapolution products will greatly increase Vapolution’s economic potential. This theory was re-enforced immediately after the completion of the Vapolution, Inc. acquisition. The first order of business after the acquisition was the complete re-design of the Company website by mCig staff (www.vapolution.com ; the website is expressly not incorporated by reference into this filing). Furthermore, the previous owners in collaboration with mCig’s technical staff are working extensively on the Vapolution Vaporizer 3.0, which management expects to have on the market in the fall of 2014. In addition to streamlining several processes, such as consolidating administrative, accounting, and fulfilment for both mCig and Vapolution which will reduce the bottom line expenses for the combined companies. mCig, Inc. management believes that these initiatives will produce significant cost-savings for both companies. More importantly, the combined strategies will assist in returning Vapolution, Inc. to its past prosperity.

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

                                                                                                                                                             mCig, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

3. BUSINESS ACQUISITIONS (CONT.)

We examined the historic salary payments paid by the previous owners of Vapolution Inc. for the periods ended as of 3/30/13 and as of 3/30/14, respectively. Furthermore, the management paid for rent expense for the periods ended as of 3/30/13 and as of 3/30/14, respectively. As a result, in coming up with the first $110,000 of EBITDA per year, the salary expense as well as the rent expense will be subtracted from this amount. The way that they will pay themselves will be in the form of a monthly evaluation. Based on the monthly results of the Brand and the results of the operations of the company, with the approval of Vapolution and, indirectly, the mCig Board of Directors, Patrick and Chad will be paid up to $9,000 per month as a salary/ rent expense (based on the current month results.) On January 23 of each year, a summary calculation will be prepared to determine how much payment is required to be made to Patrick and Chad (if the Company was able to achieve all of its objectives and obtain EBITDA in this time period above $110,000.) If for some reason the results from Vapolution show a loss in this time period, no salary would be paid out, as evident by the agreement signed between mCig and Vapolution, Inc.

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

                                                                                                                                                             mCig, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

3. BUSINESS ACQUISITIONS (CONT.)

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

On November 15, 2013, the Company issued 45,000 restricted shares of common stock at $0.07 per share for professional services rendered in order to promote the Company via social media. These shares were valued at $3,150 based on the price on the date of the grant.

                                                                                                                                                               mCig, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

5. STOCKHOLDERS’ EQUITY (CONT.)

On November 26, 2013, the Company issued 500,000 shares of common stock at $0.083 per share for services of Chief Operating Officer by transferring these shares of common stock held by Paul Rosenberg. These shares were valued at $41,500, based on the price on the date of the grant and considered a capital contribution.

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

As of April 30, 2014, Mr. Paul Rosenberg cancelled 741,224 shares of common stock from his personnel holdings in the Company and were issued to various employees and consultants for services rendered and 135,000 shares of common stock were issued by the Company for services rendered. The total amount of these shares, included as part of the Company’s equity roll-forward equaled $195,723.

On April 30, 2014, Mr. Paul Rosenberg, President and CEO, agreed to forgive debts (the sum of $15,000) owed to him by the Company and recorded as Additional Paid-in Capital.

As of July 31, 2014, Mr. Paul Rosenberg cancelled 5,040,658 shares of common stock from his personnel holdings in the Company and issued on behalf of the Company for services rendered by employees and consultants. The total amount of these shares, included as part of the Company’s equity roll-forward equaled $2,680,474.

Stock split

Effective July 31, 2013, a one (1) old for ten (10) new forward stock split of the Company’s common stock took place. As a result, authorized capital increased from 200,000,000 to 1,000,000,000 shares of common stock and issued and outstanding increased from 50,000,000 shares of common stock to 500,000,000 shares of common stock, all with a par value of $0.0001.

On December 12, 2013, the Company amended its Certificate of Incorporation to decrease the number of authorized shares of Common stock, $0.0001 par value per share, from 1,000,000,000 shares to 560,000,000 shares.

mCig, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

5. STOCKHOLDERS’ EQUITY (CONT.)

Preferred Stock

On September 23, 2013, the Company entered into a Share Cancellation / Exchange / Return to Treasury Agreement with Paul Rosenberg, the President and CEO of mCig, Inc., for the cancellation of 230,000,000 shares of common stock held by Mr. Rosenberg in exchange for 23,000,000 shares of the Company’s Series A Preferred stock. Under the terms of the agreement, the Preferred shares are convertible and can be exchanged for a stated number of shares of the Company's common stock, but not earlier than one year after the agreement is signed.

On April 10, 2014, the Share Cancellation / Exchange / Return to Treasury Agreement was amended. Under the terms of the amended agreement, all or any part of the Preferred shares held by shareholder can be converted at any time or from time to time, and can be exchanged for a stated number of the Company's common stock shares.

As of May 30, 2014, there were no set conversion terms for the Series A Preferred stock either in the certificate of designation of mCig Inc.’s Series A Preferred stock or in the agreement, as amended, under which Mr. Rosenberg received 23,000,000 shares of Series A Preferred stock.

The Board of Directors determines the stated number of the Company’s common stock shares into which the Series A Preferred shares can be converted into – both with respect to the 23,000,000 Series A Preferred shares already issued and with respect to the remaining 27,000,000 authorized but unissued shares of Series A Preferred stock.

The Series A Preferred shares of mCig, Inc. carry ten (10) votes per each share of Preferred stock, while mCig, Inc.’s common shares carry one (1) vote per each share outstanding.

On April 11, 2014, the Company filed a Certificate of Correction with the Secretary of State of the State of Nevada, solely to correct an error found in the Certificate of Designation, originally filed on September 11, 2013 (the “Prior Filing”). The original filing incorrectly stated that the shareholders had no preemptive rights to subscribe for, purchase or receive any part of any new or additional shares of any class, whether now or hereinafter authorized, or of bonds or debentures, or other evidences of indebtedness convertible into or exchangeable for shares of any class, but all such new or additional shares of any class, or any bond, debentures or other evidences of indebtedness convertible into or exchangeable for shares, may be issued and disposed of by the Board of Directors on such terms and for such consideration (to the extent permitted by law), and to such person or persons as the Board of Directors in their absolute discretion may deem advisable.

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

Stock Payable

As of July 31, 2014, the Company entered into agreements with various consultants for services. As per the agreement the Company is liable to issue shares for the compensation agreed upon per the agreement. As at July 31, 2014 a total of $128,071 is classified as stock payable for shares liable to be issued under the agreement.

6. RELATED PARTY TRANSACTIONS

On July 13, 2011, the Officer of the Company contributed an amount of $100 towards additional paid in capital.

As of April 30, 2013 the Company was obligated to Mr. Benjamin Chung for an unsecured and non-interest bearing demand loan with a balance of $172,678.

mCig, Inc.

Notes To Consolidated Financial Statements

(Unaudited)

6. RELATED PARTY TRANSACTIONS (CONT.)

Effective April 19, 2013 Benjamin Chung and Paul Rosenberg signed the “Debt Assignment, Consent and Release Agreement”, according to which the Assignor (Benjamin Chung) grants, assigns, transfers and sets over unto the Assignee (Paul Rosenberg) his entire right, title and interest in and to the Debt upon the terms and conditions contained in the Agreement.

On July 30, 2013, Mr. Paul Rosenberg, President and CEO, agreed to forgive all of the debts (the sum of $172,678) owed to him by the Company and recorded as Additional Paid-in Capital.

As of October 31, 2013, the President and CEO of the Company, Mr. Paul Rosenberg advanced the Company the amount of $65,050 for operating purposes.

On November 26, 2013, Mark Linkhorst was appointed as Chief Operating Officer (COO) of the Company. The employment agreement between Mr. Linkhorst and the Company stipulated compensation of 1,000,000 shares of Company common stock for the first year of services. On this date, the Company issued 500,000 shares of common stock to Mark Linkhorst for future services to be rendered. Simultaneously, Paul Rosenberg cancelled an equal amount of shares (500,000) owned by him. These shares had a FMV of $41,500 based on the price on the date of grant, and was classified as a capital contribution on the Company’s books.

The remaining 500,000 shares of common stock that are owed to Mr. Linkhorst for his future services as COO of mCig, Inc. will be paid out and recorded at FMV on a monthly basis, at a rate of 83,333 shares per month. Since there is no way correct way to estimate the FMV of these shares, a note disclosure was deemed appropriate.

On January 23, 2014, Mr. Paul Rosenberg cancelled 2,500,000 shares of common stock owned by him, as part of a Stock Purchase Agreement between mCig, Inc. and Vapolution, Inc., resulting in a net non-dilutive transaction to existing mCig, Inc. shareholders.

On January 31, 2014, Mr. Paul Rosenberg, President and CEO, agreed to forgive all debts (the sum of $65,050) owed to him by the Company and recorded as Additional Paid-in Capital.

On April 30, 2014, Mr. Paul Rosenberg, President and CEO, agreed to forgive debts (the sum of $15,000) owed to him by the Company and recorded as Additional Paid-in Capital.

As of April 30, 2014, Mr. Paul Rosenberg, President and CEO, cancelled 741,224 shares of common stock from his personnel holdings in the Company and issued to various employees and consultants for services rendered. An additional 135,000 shares of common stock were issued by the Company to various employees and consultants for services rendered. The total amount of these shares, included as part of the Company’s equity roll-forward equaled $195,723.

As of July 31, 2014, Mr. Paul Rosenberg cancelled 5,040,658 shares of common stock from his personnel holdings in the Company and issued on behalf of the Company for services rendered by employees and consultants. The total amount of these shares, included as part of the Company’s equity roll-forward equaled $2,680,474.

7. SUBSEQUENT EVENTS

As of the date of this filing, there are no subsequent events to report.

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

On January 23, 2014, Paul Rosenberg, CEO of mCig, Inc. cancelled an equal amount (2,500,000 shares) of common shares owned by him resulting in a net non-dilutive transaction to existing mCig, Inc. shareholders. The remaining 2,500,000 of common shares owned by Paul Rosenberg will be cancelled on the one year anniversary of the agreement on January 23, 2015, to offset the 2,500,000 new shares to be issued from the treasury for the completion of the acquisition of Vapolution. Since only half of the agreed upon shares had been paid out by mCig, Inc. to the previous owners of Vapolution, Inc. as on July 31, 2014 as part of the agreed upon purchase price, only half of the purchase price ($625,000) was reported on the Company’s balance sheet as Investment in Vapolution, Inc. at the quarter end date. The remaining purchase price of 2,500,000 shares will be recognized in the amount of $625,000 on the Company’s balance sheet on the commencement date of January 23, 2015. At that time, mCig intends to satisfy all requirements necessary to consolidate Vapolution’s audited year-end results as part of its financials.

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

  After the one year period, the previous owners of Vapolution may rescind the purchase agreement and retain full ownership of Vapolution.  After January 23, 2015, the previous owners will be unable to rescind the agreement.

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

Results of Operations

Our operating results and cash flows are presented for the three months ended July 31, 2014 and 2013.

Our operating results for the three months ended July 31, 2014 and 2013 are summarized as follows:

	For the three months ended July 31, 2014	For the three months ended July 31, 2013

Revenue	$195,565	$12,500
Cost of Goods Sold	97,434	0
Gross Profit	98,131	12,500
Expenses	1,154,956	19,587
Net Loss	$(1,056,825)	$(7,087)

Revenue and Cost of Goods Sold

Revenues

Our revenues increased to $195,565 for the three months ended July 31, 2014 compared to $12,500 for the three months ended July 31, 2013, and for an increase of $183,065. The increase in revenue is attributed to the launch of our primary product the mCig 2.0 in January 2014. Revenues consist primarily of results from the sales of the electronic cigarettes, components for electronic cigarettes and related accessories.

Sales of the electronic cigarettes of mCig for the three months ended July 31, 2014 and 2013 were $107,446 and $0, respectively. Significant increase in sales is mainly due to the launch of the new mCig's products.

Sales of the VitaCig electronic vaporizing cigarettes for the three months ended July 31, 2014 and 2013 were $88,119 and $0, respectively. The Company was incorporated on January 22, 2014 and has launched its product in April.

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

Cost of Goods Sold

Cost of goods sold for the three months ended July 31, 2014 and 2013 were $97,435 and $0 respectively. The increase is primarily due to the launch of our new business and sales of the mCig's and VitaCig's electronic cigarettes.

Cost of goods sold for mCig, Inc. for the three months ended July 31, 2014 and 2013 were $49,876 and $0, respectively. And cost of goods sold for VitaCig, Inc. for the three months ended July 31, 2014 and 2013 were $47,558 and $0, respectively.

Operating Expenses

Our total operation expenses for the three months ended July 31, 2014 and 2013 were $1,154,956 and $19,587, respectively, an increase of $1,135,369, or approximately 98%. The increase is primarily due to the increase of the professional fees, stock-based compensation and general and administrative expenses.

Our total operation expenses for the three months ended July 31, 2014 consisted of $15,416 of professional fees, $1,624 of travel expenses, $1,859 of amortization, $91,101 of general and administrative expenses and $1,044,956 of share-based compensation. Our general and administrative expenses consist of bank charges, advertising and promotion, rent, computer and internet expenses, postage and delivery and other expenses. For the three months ended July 31, 2013 our incurred total operation expenses consisted of $9,225 of professional fees, $1,294 of amortization, and $9,068 of general and administrative expenses.

Total operating expenses for mCig, Inc. for the three months ended July 31, 2014 were $1,121,910 and consisted of $10,600 of professional fees, $1,626 of amortization, $1,624 of travel, $63,104 of general and administrative expenses and $1,044,956 of stock based compensation. Total operating expenses for VitaCig, Inc. for the three months ended July 31, 2014 were $33,046 and consisted of $4,816 of professional fees, $233 of amortization and $27,997 of general and administrative expenses. The general and administrative expenses consist of bank charges, computer and internet expenses, postage and delivery and telephone expenses.

Net loss for the three months ended July 31, 2014 and 2013 was $1,056,825 and $7,087, respectively, an increase of $1,049,738 as a result of the items discussed above.

Liquidity and Financial Condition

Working Capital
	As at July 31, 2014	As at July 31, 2013	Change
Current Assets	$2,162,672	$3,874	$2,158,798
Current Liabilities	$6,943	$64,175	$(57,232)
Working Capital	$2,155,729	$(60,301)	$2,216,030

Cash Flows
	For the Three Months Ended July 31, 2014	For the Three Months Ended July 31, 2013
Net Cash Used in Operating Activities	$(130,044)	$(20,293)
Net Cash Used by Investing Activities	$(2,800)	$(3,733)
Net Cash Provided by (Used In) Financing Activities	$-	$24,300
Net Increase (Decrease) in Cash During the Period	$(132,844)	$274

Off-Balance Sheet Arrangements

As of July 31, 2014, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our sole officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2014. Based on the evaluation of these disclosure controls and procedures, our sole officer concluded that our disclosure controls and procedures are ineffective.

During the quarter, ended July 31, 2014, the Company identified a deficiency in the Company’s internal control over financial reporting that constitutes a material weakness as of July 31, 2014. Specifically,our management review controls failed to detect errors in the Form 10-Q. The Company omitted to record the stock compensation expense of $18,083, issued to Company's employees in consideration for services rendered. As a result of this material weakness, management concluded that we did not maintain effective control over financial reporting as of July 31, 2014.

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

Changes in internal controls

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

N/A

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

Dated: September 19, 2014	/s/ Paul Rosenberg
Paul Rosenberg
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive Officer)