Form 10-Q/A
period 2014-07-31
mCig, Inc.
filed 2014-09-23
CIK 1525852

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

Large accelerated filer ☐                                                           Accelerated filer ☐

Non–Accelerated filer ☐                                             Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 270,135,000 common shares issued and outstanding as of September 23, 2014.

Explanatory Note

mCig, Inc. (the “Company”) is filing this Amendment #1 on Form 10-Q/A (the Amendment”) to the Company’s quarter report on Form 10-Q for the period ended July 31, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission on September 23, 2014 (the “Original Filing Date”), is solely for the purpose of furnishing Exhibit 101 – Interactive Data File (XBRL Exhibit) required by Rule 405 of Regulation S-T, which was not included with the Original Filing.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

                                                                          INDEX TO FORM 10-Q FILING

                                                       FOR THE THREE MONTHS ENDED JULY 31, 2014

                                                                                                2

PART- I  FINANCIAL INFORMATION

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

Notes To Consolidated Financial Statements

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Website development costs

Under the provisions of FASB-ASC Topic 350, the Company previously capitalized costs of design, configuration, coding, installation, and testing of the Company’s website up to its initial implementation. Costs will be amortized to expense over an estimated useful life of three years using the straight-line method. Ongoing website post- implementation cost of operations, including training and application, are expensed as incurred. The Company evaluates the recoverability of website development costs in accordance with FASB-ASC Topic 350. As of the period ended July 31, 2014, management does not believe that there is a need for the impairment of costs incurred towards the development of its website.

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

                                                                                                                                                                                                                                          9

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

Dated: September 23, 2014	/s/ Paul Rosenberg
Paul Rosenberg
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive Officer)