Form 10-Q/A
period 2014-07-31
mCig, Inc.
filed 2014-09-26
CIK 1525852

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

Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 270,135,000 common shares issued and outstanding as of September 26, 2014.

Explanatory Note

mCig, Inc. (the “Company”) is filing this Amendment #2 on Form 10-Q/A (the Amendment”) to the Company’s quarter report on Form 10-Q for the period ended July 31, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission on September 19, 2014 (the “Original Filing Date”), is solely for the purpose of furnishing Exhibit 101 – Interactive Data File (XBRL Exhibit) required by Rule 405 of Regulation S-T, which was not included with the Original Filing.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

The Amendment #1 on Form 10-Q/A for the period ended July 31, 2014 that was filed with the Securities and Exchange Commission on September 23, 2014, failed to properly include the Interactive Data File (XBRL Exhibit).

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

                                                                                            4

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

                                                                                                  5

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

                                                                                                             6

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

Dated: September 26, 2014	/s/ Paul Rosenberg
Paul Rosenberg
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive Officer)

                                                                                                                                                         22