Form 10-Q
period 2014-10-31
mCig, Inc.
filed 2014-12-22
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission File No. 333-175941

mCig Inc.

(Name of small business issuer as specified in its charter)

Nevada	27-4439285
( State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

 433 North Camden Drive, 6th Floor Beverly Hills, CA            90210

     (Address of principal executive offices)                        (Zip Code)

310-402-6937

Registrant’s telephone number, including area code

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

Yes  ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☐    No  ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 22, 2014
Common stock, $0.0001 par value	270,135,000

Transitional Small Business Disclosure Format Yes ☐ No ☐

MCIG, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2014 AND 2013

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended April 30, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended October 31, 2014 are not necessarily indicative of the results that can be expected for the year ending April 30, 2015.

mCIG, Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

		October 31,	April 30,
		2014	2014

ASSETS

CURRENT ASSETS:
Cash	$	$ 284,120	$358,839
Accounts receivable		53,496	41,098
Inventory		155,366	138,657
Prepaid expenses		906,964	6,253
Total current assets		$1,399,946	$544,847

Intangible assets, net		12,396	11,848
Investment in Vapolution		625,000	625,000

TOTAL ASSETS		$2,037,342	$1,181,695

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses		$3,783	$132,756
Deferred revenue		112,118	4,141
Due to related party (See Note 6)		3,032,307	3,000
Total current liabilities		$3,148,208	$139,897
TOTAL LIABILITIES		$3,148,208	$139,897

STOCKHOLDERS' (DEFICIT) EQUITY:
Preferred stock, $0.0001 par value, 23,000,000 shares authorized; 23,000,000 shares issued and outstanding		$2,300	$2,300
Common stock, $0.0001 par value, 560,000,000 shares authorized; 270,135,000 issued and outstanding		27,014	27,014
Stock payable		159,934	-
Additional paid-in capital		917,264	1,394,137
Accumulated deficit		(2,217,378)	(381,653)
Total stockholders' (deficit) equity		$(1,110,866)	$1,041,798

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY		$2,037,342	$1,181,695

The accompanying notes are an integral part of these unaudited financial statements.

                                                                                                     4

mCIG, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013

REVENUES	$ 160,451	$ 13,180	$ 356,017	$ 25,680
COST OF REVENUES	69,200	-	166,633	-

GROSS PROFIT	91,251	13,180	189,384	25,680

OPERATING EXPENSES:
Selling, general and administrative	117,393	15,859	225,534	34,453
Consulting	750,767	15,900	1,795,723	15,900
Amortization	1,993	1,294	3,852	2,587
Total operating expenses	870,153	33,053	2,025,109	52,940
OPERATING LOSS	(778,902)	(19,873)	(1,835,725)	(27,260)

NET LOSS	$ (778,902)	$ (19,873)	$ (1,835,725)	$ (27,260)

NET LOSS PER COMMON SHARE:
Basic	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER COMMON SHARES OUTSTANDING
Basic	270,135,000	270,000,000	270,135,000	270,000,000

The accompanying notes are an integral part of these unaudited financial statements.

                                                                                                        5

mCIG, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	SIX MONTHS ENDED
	October 31,
	2014	2013

Net loss	$ (1,835,725)	$ (27,260)

Adjustments to reconcile net loss from continuing operations to net cash from operating activities:
Depreciation and amortization	3,852	2,587
Share-based compensation	1,795,723	15,900
Changes in operating assets and liabilities:
Accounts receivables	(12,398)	(1,311)
Prepaid expenses	5,934	-
Inventory	(16,709)	-
Accounts payable and accrued liabilities	(128,973)	-
Deferred revenue	107,977	(25,000)
Net cash used in operating activities	(80,319)	(35,084)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset	(4,400)	(7,757)
Net cash used in investing activities	(4,400)	(7,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer	10,000	53,050
Net cash provided by financing activities	10,000	53,050

INCREASE (DECREASE) IN CASH	(74,719)	10,209
CASH, BEGINNING OF PERIOD	358,839	3,600
CASH, END OF PERIOD	$284,120	$13,809

SUPPLEMENTAL DISCLOSURE

Interest paid	$-	$-
Taxes paid	$-	$-

NONCASH OPERATING, INVESTING, AND FINANCING ACTIVITIES

Write-off of related party debt to additional paid-in capital	$-	$5,000
Debt forgiveness	$-	$172,678
Reclass debt forgiven to note payable	$3,157,346	$-
Prepaid stock based compensation	$906,664	$-

The accompanying notes are an integral part of these unaudited financial statements.

                                                                                                             6

MCIG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2014 AND 2013

(Unaudited)

NOTE 1- DESCRIPTION OF BUSINESS

mCig, Inc. (mCig) was incorporated in the State of Nevada on December 30, 2010 originally under the name Lifetech Industries, Inc. Effective August 2, 2013, the name was changed from "Lifetech Industries, Inc." to "mCig, Inc." reflecting the new business model. Since October 2013, mCig, Inc. has positioned itself as a technology company focused on two long-term secular trends: (1) the decriminalization and legalization of marijuana for medicinal or recreational purposes - legalizing medicinal and recreational marijuana usage is steadily on the rise not only domestically but also internationally. Marijuana has been decriminalized in over twenty countries, in over five continents. Twenty-three states and the District of Columbia currently have laws legalizing marijuana in some form http://www.governing.com/gov-data/safety-justice/state-marijuana-laws-map-medical-recreational.html). Management believes that by 2016 it is very likely that many more states, including Alaska, California, Arizona, Maine, and Oregon, will legalize the use and sale of recreational marijuana the way Washington and Colorado have. (2) The adoption of electronic vaporizing cigarettes (commonly known as “eCigs”), as smokers move away from traditional cigarettes onto e-cigarettes. Smoking tobacco causes numerous health problems, including disease and death. Smoking becomes very addicting quickly, and the most difficult part is cessation. The Company contends that E-cigarettes offer a safer and healthier alternative to traditional tobacco cigarettes. E-cigarettes operate by heating a mixture of liquid nicotine and flavoring, which is then inhaled and exhaled in the same manner as a cigarette. However, e-cigarettes do not contain any tobacco or other dangerous additives. Scientific research has shown that the leading cause of cancer in smokers comes from the carcinogens in tobacco. As the movement towards personal health grows, smokers are trying to quit their harmful habits. Management believes that E-cigarettes provide a safe transition from harmful traditional cigarettes.

All agreements related to the Lifetech business are terminated and closed as of April 30, 2014. It has no impact on the current and future operations because all of these agreements are related to the previous business directions of the Company.

We manufacture and retail the mCig – an affordable loose-leaf eCig. Designed in the USA – the mCig provides a smoking experience by heating plant material, waxes, and oils delivering, in the Company’s opinion, a smoother inhalation experience. The Company also maintains an investment in Vapolution, Inc. which manufactures and retails home-use vaporizers such as the Vapolution 2.0. Through VitaCig, Inc., in which the Company is a controlling shareholder, the Company is engaged in the manufacturing and retailing of a nicotine-free eCig that delivers a water-vapor mixed with vitamins and natural flavors.

On January 23, 2014, the Company signed a Stock Purchase Agreement with Vapolution, Inc. which manufactures and retails home-use vaporizers. In accordance with this agreement mCig, Inc. acquired 100% of Vapolution, Inc.; as part of this transaction mCig, Inc. issued 5,000,000 shares to shareholders of Vapolution, Inc.  The shareholders of Vapolution, Inc. retain the right to rescind the transaction, which expires on January 23, 2015.

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

On February 24, 2014, the Company entered into a Contribution Agreement with VitaCig, Inc. In accordance with this agreement VitaCig, Inc. accepted the contribution by mCig, Inc. of specific assets consisting solely of pending trademarks for the term “VitaCig” filed with the USPTO and $500 in cash as contribution in exchange for 500,135,000 shares of common capital stock representing 100% of the shares outstanding of VitaCig, Inc.

On November 28, 2014, mCig. completed the spin-off of VitaCig, Inc. (the “Spin-off”). Effective as of 11:59 p.m., New York City time, on November 28, 2014  (the “Distribution Date”), the Company distributed 270,135,000 shares of common stock of VitaCig, Inc., par value $0.0001 per share (“VitaCig Common Stock”), to holders of mCig’s stockholders of record as a pro rata dividend.  The record date for the dividend was November 28, 2014. The Ex-Dividend Date was set for November 25, 2014. mCig stockholders received one share of VitaCig Common Stock for every one share of common stock, par value $0.0001 per share, of mCig.  The Spin-off was completed for the purpose of legally and structurally separating VitaCig, Inc. from mCig. MCig retain 230,000,000 shares of common stock and remains as a controlling shareholder. The shares of common stock to be received by mCig shareholders were registered on a Form S-1 filed by VitaCig and declared effective by the Securities and Exchange Commission on November 5, 2014.

NOTE 2 – BASIS OF PRESENTATION OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the six months ended October 31, 2014 are not necessarily indicative of the results that may be expected for the year ending April 30, 2015. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for the year ended April 30, 2014 have been omitted; this report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended April 30, 2014 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has recurring losses from operations and an accumulated deficit at October 31, 2014 of $2,217,378 and needs additional cash to maintain its operations.

These factors raise doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continued existence is dependent upon management’s ability to develop profitable operations, continued contributions from the Company’s executive officers to finance its operations and the ability to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of the Company’s products and business.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the consolidated financial statements are published, and (iii) the reported amount of net revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of consolidated financial statements; accordingly, actual results could differ from these estimates.  The Company’s most significant estimates relate to the valuation of its proprietary technology and its valuation of its common stock.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At October 31, 2014, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

Impairment of Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. The acquired software technologies are reviewed annually for impairment.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts payable and accrued expenses, and debt.  The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Fair value is focused on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Within the measurement of fair value, the use of market-based information is prioritized over entity specific information and a three-level hierarchy for fair value measurements is used based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table summarizes fair value measurements by level at October 31, 2014 and April 30, 2014 for assets measured at fair value on a recurring basis:

Level 1		Level 2	Level 3	Total
At October 31, 2014
Investment and intangible	$-	$-	$637,396	$637,396
Total Investment and intangible	$-	$-	$637,396	$637,396

At April 30, 2014
Investment and intangible	$-	$-	$636,848	$636,848
Total Investment and intangible	$-	$-	$636,848	$636,848

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable the receivable will not be recovered.

Income Taxes

The Company utilizes the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry-forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the value of such assets will be realized.

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At October 31, 2014, the Company did not record any liabilities for uncertain tax positions.

Revenue Recognition

The Company’s  revenue recognition policy is in accordance with generally accepted accounting principles, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectability of revenue is reasonably assured.

Inventory

Inventory consists of finished product, mCig and VitaCig electronic vaporizing cigarettes valued at the lower of cost or market valuation under the first-in, first-out method of costing.

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. Management reviews mCig’s reserves at least quarterly to ensure that its accruals are adequate in meeting expected future warranty obligations, and the Company will adjust its estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that are recorded may be material. Because of the nature of its products, customers are made aware that as soon as a mCig is packed with marijuana, they automatically void their warranty, primarily because it is against federal laws to mail a product that has been in proximity of marijuana. As a result, the products that can be returned as a warranty replacement is extremely limited. For VitaCig, the warranty limitations are extremely limited, since as soon as a customer takes off the freshness seal of the product, the warranty is no longer applicable. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report as of Quarter Ended October 31, 2014. Based on these actual expenses, the warranty reserve, as estimated by management as of Quarter Ended October 31, 2014 was at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

It is likely that as we start selling higher priced products, that are not affected by federal shipping laws and/or are not single use items (such as eLiquid Juice Vaporizer), we will acquire additional information on the projected costs to service work under warranty and may need to make additional adjustments. Further, a small change in the Company’s warranty estimates may result in a material charge to the Company’s reported financial results.

Product exchanges and product returns

The total for product exchanges and product returns as of October 31, 2014 were minimal. As a result, all product exchanges and product returns were recorded as a reduction to revenues.

Deferred Revenue

Deferred revenue result from fees billed to customers for which revenue has not yet been recognized or for which the conditions of the arrangement have been modified. The Company recognizes revenue when earned and defers revenues that are unearned.

The Company has deferred revenue of $112,118 as of October 31, 2014 and $4,141 for April 30, 2014.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized over the vesting or requisite service period.

Basic and Diluted Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

The Company has 23,000,000 preferred shares that can be converted subject to the limitation of the Company’s authorized shares at 1 preferred share for 10 common shares. The conversion can only take place with the approval of the Board of Directors after the expiration of the lock up agreement on April 30, 2015. The preferred shares are anti-dilutive due to the losses the Company has incurred for the periods ended October 31, 2014 and 2013.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

Concentration of Credit Risk

All of the Company’s cash and cash equivalents are maintained in regional and national financial institutions. The Company has exposure to credit risk to the extent that its cash and cash equivalents exceed amounts covered by the U.S. federal deposit insurance; however, the Company has not experienced any losses in such accounts. In management’s opinion, the capitalization and operating history of the financial institutions are such that the likelihood of material loss is remote.  Presently the bank accounts held by Chase bank exceeds the $250,000 FDIC insurance by $34,120.

Subsequent Events

The Company has evaluated all transactions occurring between October 31, 2014 and the date of issuance of the consolidated financial statements for subsequent event disclosure consideration.

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s financial position, operations or cash flows.

NOTE 5 – INTANGIBLE

The following is a detail of software at October 31, 2014 and April 30, 2014:

	October 31, 2014	April 30, 2014
Website	$23,910	$19,510
Vapolution	625,000	625,000
Total intangible assets	648,910	644,510
Accumulated amortization of intangible assets	(11,514)	(7,662)
Total intangible assets	$637,396	$636,848

Website development costs

Under the provisions of FASB-ASC Topic 350, the Company previously capitalized costs of design, configuration, coding, installation, and testing of the Company’s website up to its initial implementation. Costs will be amortized to expense over an estimated useful life of three years using the straight-line method. Ongoing website post- implementation cost of operations, including training and application, are expensed as incurred. The Company evaluates the recoverability of website development costs in accordance with FASB-ASC Topic 350. As of October 31, 2014, management does not believe that there is a need for the impairment of costs incurred towards the development of its website.

Investment in Vapolution

The Company has determined the appropriate way to report its deposit in Vapolution using the cost method of accounting. Specifically, as reported Per ASC 325-20-25-1, the fair value of restricted stock is not readily determinable since the seller has the right to rescind the agreement effective through January 23, 2015. Therefore the Company has recorded this as a deposit on the cost method, mCig reported its deposit in Vapolution as of October 31, 2014 and April 30, 2014 in the amount of $625,000. The Company issued the 2,500,000 in common stock as a deposit and the transaction with Vapolution will then be finally transacted on January 23, 2015 when the right to rescind the transaction has expired.

The Company has treated this transaction as a deposit since the payment of the 2,500,000 million shares is a pre-closing deposit.  The Company will true up the remaining balance of the shares to be issued in January of 2015 after the right to rescind the transaction has expired as noted in the Amended Stock Purchase Agreement. The Company intends to revalue the transaction in January based up on the current performance of the operations. The Company does not presently have control of Vapolution and will not until the final closing of this transaction. At that time the Company will treat this acquisition in January of 2015 as a Business Combination with the appropriate disclosures.

NOTE 6– RELATED PARTY TRANSACTIONS

As discussed below, the debt to related party represented the fair values of the shares (specifically $3,019,307 and were recorded at the market price on the date of grant) provided by the Company’s Chief Executive Officer’s personal shares to pay consultants of the Company. In December 2014, the Company issued 9,011,229 shares of common stock to the Company’s Chief Executive Officer as repayment of debt and the Company’s Chief Executive Officer immediately cancelled those shares into treasury, resulting in the $3,019,307 being reduced to $0.00 in the Company’s third quarter.

Stock Issued for Services

During the six months ended October 31, 2014, the Company issued 7,517,005 shares of common stock as compensation. The shares were transferred  from the Company’s Chief Executive Officer’s personal shares as a loan to the Company. The shares were originally issued as additional paid in capital but management reviewed the accounting treatment and reclassified those shares as a loan to the Company’s Chief Executive Officer’s personal. The fair values of the shares were a total of $3,019,307 and were recorded at the market price on the date of transfer. The issuances of stock were as follows:

Date	Number of Shares	Fair Value	Description of Services
August 29, 2014	324,009	$94,465	Compensation to consultants
September 30, 2014	357,984	91,475	Compensation to consultants
October 31, 2014	1,022,353	152,893	Compensation to consultants
Reclass of stock issued in 1st Quarter to note payable	5,812,659	2,680,474	Compensation to consultants
Total	7,517,005	$3,019,307

During the year ended April 30, 2014, the Company issued 1,491,224 shares of common stock as compensation and cash. The shares were issued from the Company’s Chief Executive Officer’s personal shares as a loan to the Company. The shares were originally issued as additional paid in capital but management reviewed the accounting treatment and reclassed those shares as a loan to the Company’s Chief Executive Officer’s personal. The fair values of the shares were a total of $476,872 and were recorded at the market price on the date of grant. On April 14, 2014, the Company issued 750,000 shares of common stock at $0.4 per share in accordance with a Security Purchase Agreement between mCig, Inc. and an institutional investor as part of the Company's deployment of a national market strategy dated as of April 14, 2014. Simultaneously, our CEO cancelled an equal amount of shares (750,000) owned by him, resulting in a net non-dilutive transaction to existing mCig, Inc. shareholders. These shares were valued at $300,000 based on the price at $0.4 per share. It was classified as a capital contribution. The Security Purchase Agreement is attached as Exhibit 10.21 in this report.

Date	Number of Shares	Fair Value	Description of Services
Reclass of stock issued in year ended April 30, 2014 to note payable	1,191,224	176,872	Compensation to consultants
Stock issued for cash	750,000	300,000	Stock issued for cash
Total	1,494,224	$476,872

The Company’s Chief Operating Officer non-interest bearing advanced of $10,000 to the Company which is due upon demand. The Company’s Chief Executive Officer advanced $3,000 to the Company which is due upon demand.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On September 18, 2014, the Company entered into an exclusive sales agreement with Omni Can to become exclusive distributor for the Product in Korea. The Company agrees to manufacture product to meet Omni Cam purchase agreement including material, equipment and other supplies. The purchase price of the product is based on products being packaged in cCig design. The agreement is a 2 year agreement in which Omni Cam agreed to purchase from mCig 100% of requirements. The purchase price shall be $3.00 per unit and cannot change without notice to Omni Cam in writing within 120 days. Omni Cam must purchase $350,000 worth of products within 6 months. The initial order to execute this contact should be for $100,000 worth of product.

NOTE 8 - EQUITY

As of October 31, 2014, the Company was authorized to issue 560,000,000 common shares and 23,000,000 preferred shares at a par value of $0.0001.

The Company has prepaid common stock of $906,964 that has been issued to consultants and employees from our CEO’s common stock.  The shares are earned in accordance with their agreements and are earned by the employees consultants in less than a year.  These shares have been issued from our CEO’s common stock and recorded as part of the related party note. (See Note 6)

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock, at $0.0001 par value and 23,000,000 are issued and outstanding as of October 31, 2014. Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock. All 23,000,000 shares of preferred stock were granted to the Company’s Chief Executive Officer on September 23, 2013 which were valued at $2,300, the price of the common stock of $0.0001 exchanged in the transaction.

On September 23, 2013, the Company entered into a Share Cancellation / Exchange / Return to Treasury Agreement with Paul Rosenberg, the Chief Executive Officer of mCig, Inc., for the cancellation of 230,000,000 shares of its common stock held by Mr. Rosenberg in exchange for 23,000,000 shares of the Company’s Series A Preferred Stock. Under the terms of the Agreement, the Preferred Shares only have voting rights and no right to convert to common stock in accordance with the Certificate of Certification filed with the State of Nevada on September 10, 2013. The Series A Preferred shares of mCig, Inc. carry ten (10) votes per each share of Preferred stock while mCig, Inc.’s common shares carry one (1) vote per each share outstanding.

On April 10, 2014, the Share Cancellation / Exchange / Return to Treasury Agreement was amended. Under terms of the amended agreement, all or any part of the Preferred Shares held by Shareholder can be converted at any time or from time to time, and can be exchanged for a stated number of the company's Common Stock Shares.  The amendment was rejected by the State of Nevada as the conversion did not have a stated number of shares that converts and thus was invalid.

On July 16, 2014, the Board of Directors approved the conversion rate of ten for one (ten shares of common stock for each share of Series A Preferred Stock). In addition, the Board of Directors reduced the authorized number of shares of Series A Preferred Stock to the amount issued and outstanding (23,000,000) and executed a lock up agreement such that Mr. Rosenberg cannot convert the Series A Convertible Preferred Stock until after the year ended April 30, 2015. The Certificate of Designation was filed on July 17, 2014 with the State of Nevada.

NOTE 9 – SUBSEQUENT EVENTS

In December 2014, the Company issued 9,011,229 shares of common stock to the Company’s Chief Executive Officer as repayment of debt and the Company’s Chief Executive Officer immediately cancelled those shares into treasury. The entire debt owed to our Chief Executive Office is paid in full and there is no outstanding balance as of December 22, 2014.

On November 28, 2014, mCig. completed the spin-off of VitaCig, Inc. (the “Spin-off”). Effective as of 11:59 p.m., New York City time, on November 28, 2014  (the “Distribution Date”), the Company distributed 270,135,000 shares of common stock of VitaCig, Inc., par value $0.0001 per share (“VitaCig Common Stock”), to holders of mCig’s stockholders of record as a pro rata dividend.  The record date for the dividend was November 28, 2014. The Ex-Dividend Date was set for November 25, 2014. mCig stockholders received one share of VitaCig Common Stock for every one share of common stock, par value $0.0001 per share, of mCig.  The Spin-off was completed for the purpose of legally and structurally separating VitaCig, Inc. from mCig. MCig retain 230,000,000 shares of common stock and remains as a controlling shareholder. The shares of common stock to be received by mCig shareholders were registered on a Form S-1 filed by VitaCig and declared effective by the Securities and Exchange Commission on November 5, 2014.

* * * * * * * * * * * *

In this Quarterly Report on Form 10-Q, “ we ,” “ our company , ” “ us , ” and “ our ” refer to mCig, Inc. and its subsidiaries, unless the context requires otherwise.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Management’s Discussion and Analysis contains various “ forward looking statements ” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “ anticipates , ” “ believes , ” “ plans , ” “ expects , ” “ future ” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, delayed payments of accounts receivables, technological developments, maintenance of relationships with key suppliers, changes to e-cigarette regulation or marijuana regulations, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “ Risk Factors ” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2014, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Our Business

We were incorporated as mCig, Inc. (mCig) in the State of Nevada on December 30, 2010 originally under the name Lifetech Industries, Inc. Effective August 2, 2013, our name was changed from " Lifetech Industries, Inc. " to " mCig, Inc. " reflecting our new business model. Since October 2013, we have positioned ourselves as a technology company focused on two long-term secular trends sweeping the globe: (1) The decriminalization and legalization of marijuana for medicinal or recreational purposes (2) The adoption of electronic vaporizing cigarettes (commonly known as “eCigs”) by the world’s smokers. The FDA has indicated that e-cigarettes and their potential risks have not been fully studied. Since e-cigarettes are new, their long-term effects are not well known, including the potential risks of e-cigarettes when used as intended and how many potentially harmful chemicals are being inhaled during use. However, even with the limited research that we have now, it is well known that e-cigarettes are still much safer and healthier than traditional cigarettes. The largest health benefit of e-cigarettes is when used as a smoking cessation tool. The leading cause of disease from smokers is caused by the tar found in cigarettes, which e-cigarettes do not have.

On January 23, 2014, through a Stock Purchase Agreement with Vapolution, Inc., we made a down payment towards the acquisition of Vapolution, Inc.  Upon closing of this transaction on January 23, 2015 we can acquire all of Vapolution, Inc.’s   issued and outstanding shares in exchange for an aggregate of 5,000,000 shares of our common stock at a market value of $0.25 per share on the date of the closing of the acquisition. Upon closing the acquisition January 23, 2015, Vapolution will become a wholly owned subsidiary. The shareholders of Vapolution, Inc. retain the right to rescind the transaction on or before January 23, 2015.

On January 23, 2014, Paul Rosenberg, our Chief Executive Officer, cancelled an equal amount (2,500,000 shares) of common shares owned by him resulting in a net non-dilutive transaction to our existing shareholders. The remaining 2,500,000 of common shares owned by Paul Rosenberg will be cancelled on the one year anniversary of the agreement on January 23, 2015, to offset the 2,500,000 new shares to be issued from the treasury for the completion of the acquisition of Vapolution. Since only half of the agreed upon shares had been paid out by us  to the previous owners of Vapolution, Inc. as on July 31, 2014 as part of the agreed upon purchase price, only half of the purchase price ($625,000) was reported on our  balance sheet as Investment in Vapolution, Inc. at the quarter end date. The remaining purchase price of 2,500,000 shares of our common stock will be recognized in the amount of $625,000 on our balance sheet on the commencement date of January 23, 2015. At that time, we intend to satisfy all requirements necessary to consolidate Vapolution audited year-end results as part of our financials. On May 23, 2014, the parties to the agreement agreed to amend the original Stock Purchase Agreement. Per the amended Stock Purchase Agreement executed as of May 23, 2014, a clarification was made to the agreement that more appropriately expresses the spirit of the transaction as agreed upon by us g and the previous owners of Vapolution, Inc.

VitaCig, Inc.

On November 28, 2014, we completed the spin-off of VitaCig, Inc. (the “Spin-off”). Effective as of 11:59 p.m., New York City time, on November 28, 2014  (the “Distribution Date”), we distributed 270,135,000 shares of common stock of VitaCig, Inc., par value $0.0001 per share (“VitaCig Common Stock”), to holders of our stockholders of record as a pro rata dividend.  The Record Date for the dividend was November 28, 2014. The Ex-Dividend Date was set for November 25, 2014. Our stockholders received one share of VitCig Common Stock for every one share of common stock, par value $0.0001 per share, of our company.  The Spin-off was completed for the purpose of legally and structurally separating VitaCig, Inc. from mCig. We retained 230,000,000 shares of common stock and remain as a controlling shareholder. The shares of common stock to be received by our shareholders were registered on a Form S-1 filed by VitaCig and declared effective by the Securities and Exchange Commission on November 5, 2014.

Future Acquisitions

As part of its business plan, management is looking to acquire interests in all or part of related business entities, increase its employee and consultant base through engaging personnel knowledgeable in our field,, release new products, filing patents, and establish retail outlets. At this time, any discussions are preliminary and there can be no assurances that any acquisitions will be finalized. For example, we have appointed Michael Snody to the position of Chief Research and Development Officer. Mr. Snody will run our company's new metalworks and hardware division and this will be the first division that concentrates on American-made products. On December 11, 2014, together with our 47% owned affiliate VitaCig, Inc., we launched a jointly operated retail outlet at the world renowned Dolby Theater (formerly known as the Kodak Theatre) located in the heart of Hollywood alongside the "Walk of Fame", at the Hollywood & Highland Mall.

SIGNIFICANT ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the consolidated financial statements are published, and (iii) the reported amount of net revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of consolidated financial statements; accordingly, actual results could differ from these estimates.  Our most significant estimates relate to the valuation of its proprietary technology and its valuation of its common stock.

Share-Based Compensation

We measure the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized over the vesting or requisite service period.

Basic and Diluted Net Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of our common shares outstanding during the reporting period. The weighted average number of shares is calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted earnings per share reflects the potential dilution that could occur if stock options, warrants, and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  We have 23,000,000 preferred shares that can be converted subject to the limitation of our authorized shares at 1 preferred share for 10 common shares. The conversion can only take place after April 15, 2015.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

Revenue Recognition

Our revenue recognition policy is in accordance with generally accepted accounting principles, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectability of revenue is reasonably assured.

Financial results and trends

Results of Operations for the Three Months Ended October 31, 2014 and 2013

Revenue increased to $160,451 from $13,180 for the three months ended October 31, 2014 and 2013, respectively. Our revenues increased as a result of higher sales activity during the three months ended October 31, 2014 compared to the three months ended October 31, 2013.

Cost of revenue was $69,200 and $0.00 for the three months ended October 31, 2014 and 2013, respectively. Our cost of revenue was related to the cost of production.

Selling, general and administrative expenses increased to $117,393 from $15,859 for the three months ended October 31, 2014 and 2013, respectively. The increase in our selling, general and administrative expenses is related to the contract services, investor relations, legal and accounting in the three months ended October 31, 2014.

Consulting costs increased to $750,767 from $15,900 for the three months ended October 31, 2014 and 2013, respectively.  Our consulting costs increase is related to increase in salaries and primarily from common stock issued for services from our Chief Executive Officer.

Results of Operations for the Six Months Ended October 31, 2014 and 2013

Revenue increased to $356,017 from $25,680 for the six months ended October 31, 2014 and 2013, respectively. Our revenues increased as a result of higher sales activity during the six months ended October 31, 2014 compared to the six months ended October 31, 2013.

Cost of revenue increased to $166,633 from $0.00 for the six months ended October 31, 2014 and 2013, respectively. Our cost of revenue was related to the cost of production.

Selling, general and administrative expenses increased to $225,534 from $34,453 for the six months ended October 31, 2014 and 2013, respectively. The increase in our selling, general and administrative expenses are related to the salaries and bonuses of management, contract services, accounting fees, investor relations, and legal costs for the six months ended October 31, 2014 compared to the six months ended October 31, 2013.

Consulting costs increased to $1,795,723 from $15,900 for the six months ended October 31, 2014 and 2013, respectively. Our consulting costs increase is related to increase in salaries and primarily from common stock issued for services from our Chief Executive Officer.

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements. At October 31, 2014, we had cash of $284,120.

We have an accumulated deficit at October 31, 2014 of $2,217,378 and need additional cash flows to maintain our operations. We depend on the continued contributions of our executive officers to finance our operations and need to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of our products and business.  We expect our cash needs for the next 12 months to be $250,000 to fund our operations.  Our  ability of  to continue its operations is dependent on the successful execution of management’s plans, which include expectations of raising debt or equity based capital until such time that funds from operations are sufficient to fund working capital requirements.  We may need to incur additional liabilities with related parties to sustain our company’s existence. There is no assurance that such funding, if required will be available to us or, if available, will be available upon terms favorable to us.

Sources of Cash

The Company has advances from our Chief Executive Officer and Chief Operating Officer of an aggregate of $13,000.

We believe that our existing cash and investment balances, our ability to issue new debt instruments, and cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements. Our strategy emphasizes organic growth through internal innovation and will be complemented by acquisitions that fit strategically and meet specific internal profitability hurdles.

Cash Flow

The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
	October 31, 2014	October 31, 2013

Net cash provided by (used in):
Operating activities	$(80,319)	$(35,084)
Investing activities	$(4,400)	$(7,757)
Financing activities	$10,000	$53,050

Operating Activities

Cash flows from operating activities. Our cash (used in) operating activities were $(80,319) and $(35,084) for the six months ended October 31, 2014 and 2013, respectively.  The increase in cash provided by operations was primarily attributable to the increase of revenue.

Investing Activities

Cash flows from investing activities. Our cash used in investing activities were $4,400 and $7,757 for the six months ended October 31, 2014 and 2013, respectively.  The decrease in cash used in investing activities was primarily attributable to the purchase of intangible assets.

Financing Activities

Cash flows from financing activities. Cash provided by financing activities was $10,000 and $53,050 for the six months ended October 31, 2014 and 2013, respectively. We received cash from the advance from our Chief Operating Officer for the six months ended October 31, 2014 and 2013, respectively. During the six months ended October 31, 2013, we received $53,050 as advances from our Chief Executive Officer.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect the liquidity, capital resources, market risk support and credit risk support or other benefits.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Quarterly Report on Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.          CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting were not effective as of October 31, 2014. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

The Company’s material weaknesses in financial reporting were:

a.	There is no segregation of duties as our CEO is also our CFO.

b.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)     Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A - RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the quarter ended October 31, 2014.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the six months ended October 31, 2014.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

Exhibits

3.1	Articles of Incorporation(1)
3.2 3.3 3.4 3.5 3.6	Amendment to the Articles of incorporation (2) Amendment to the Articles of incorporation (3) Certificate of Correction (8) Certificate of Designation (12) Bylaws(1)
3.3	Certificate of Designation filed with the Secretary of State July 23, 2014
10.2	Joint Venture Agreement with Leadwill Corporation (1)
10.3	Exclusive International Distributorship Agreement with Leadwill Corporation (1)
10.4	Exclusive Technology License Agreement (1)
10.5	Exclusive Distributorship Agreement with Epik Investments Limited (1)
10.6	Joint Venture Agreement with LifeTech Japan Corporation (1)
10.7	Exclusive Technology License Agreement with LifeTech Japan Corporation (1)
10.8	Distributorship Partnership Agreement with SunPlex Limited (1)
10.9	Debt Assignment, Consent and Release Agreement (1)
10.10	Exclusive International Distributorship Agreement (1)
10.11 10.12 10.13 10.14 10.15 10.16 10.17 10.18 10.19 10.20 10.21

Share Cancellation/Exchange/Return To Treasury Agreement(3)

Employment Agreement with Mark James Linkhorst (5)

Stock Purchase Agreement with the shareholders of Vapolution, Inc.(6)

Section 351 Contribution Agreement With Vitacig, Inc.(4)

Consulting Agreements (7)

Share Cancellation/Exchange/Return To Treasury Agreement(8)

Amendment to Stock Purchase Agreement with Vapolution shareholders (9)

Employment Agreement with Patrick J. Lucey (10)

Lock Up Agreement with Paul Rosenberg (11)

Amendment to Stock Purchase Agreement with Vapolution shareholders (12)

Securities Purchase Agreement*

14	Code of Ethics (12)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

____________

(1) (2) (3) (4) (5) (6) (7) (8) (9) (10) (11) (12)

 Incorporated by references to our Amended Annual Report on Form 10-K/A, filed on April 14, 2014.

Incorporated by reference to our Current Report on Form 8-K, filed on August 6, 2013.

 Incorporated by references to our Quarterly Report on Form 10-Q, filed on September 23, 2013.

Incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2014.

Incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2014.

Incorporated by reference to our Current Report on Form 8-K/A, filed on April 23, 2014.

Incorporated by reference to our Quarterly Report on Form 10-Q/A, filed on May 29, 2014

Incorporated by reference to our Current Report on Form 8-K/A, filed on May 29, 2014.

Incorporated by reference to our Current Report on Form 8-K/A, filed on May 30, 2014.

Incorporated by reference to our Current Report on Form 8-K, filed on July 10, 2014.

Incorporated by reference to our Current Report on Form 8-K, filed on July 18, 2014

Incorporated by references to our Annual Report on Form 10-K, filed on August 13, 2014.

*Filed herein

Exhibit No.	Exhibit Description
10.11 31.1*	Amendment to Stock Purchase Agreement Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 22, 2014	MCIG, Inc. By: /s/ Paul Rosenberg
Paul Rosenberg
Chief Executive Officer (Principal Executive Officer)

Date: December 22, 2014	MCIG, Inc. By: /s/ Paul Rosenberg
Paul Rosenberg
Chief Financial Officer (Principal Accounting Officer)

Exhibit 31.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

I, Paul Rosenberg, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of mCig, Inc. ;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant’s disclosure and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations: and

d.

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Registrant	MCIG, Inc. By: /s/ Paul Rosenberg
Date: December 22, 2014	Paul Rosenberg
Chief Executive Officer (Principal Executive Officer,)

Exhibit 31.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and pursuant to Rule 13a-14(a) and Rule 15d-14 under the Securities Exchange Act of 1934

I, Paul Rosenberg, certify that:

1	I have reviewed this Quarterly Report on Form 10-Q of mCig, Inc. ;

2

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant’s disclosure and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations: and

d.

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Registrant	MCIG, Inc. By: /s/ Paul Rosenberg
Date: December 22, 2014	Paul Rosenberg
Chief Financial Officer (Principal Financial Officer)

Exhibit 32.1

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of mCig, Inc.  (the "Company") on Form 10-Q for the period ending October 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Rosenberg, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Registrant	MCIG, Inc. By: /s/ Paul Rosenberg
Date: December 22, 2014	Paul Rosenberg
Chief Executive Officer (Principal Executive Officer)

Exhibit 32.2

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of mCig, Inc.  (the "Company") on Form 10-Q for the period ending October 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Rosenberg, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Registrant Date: December 22, 2014	MCIG, Inc. By: /s/ Paul Rosenberg
Paul Rosenberg
Chief Financial Officer (Principal Financial Officer)