Form 10-Q/A
period 2014-10-31
mCig, Inc.
filed 2014-12-30
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

AMENDMENT  #1

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☐    No  ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 30, 2014
Common stock, $0.0001 par value	270,135,000

Transitional Small Business Disclosure Format Yes ☐ No ☐

Explanatory Note

mCig, Inc. (the “Company”) is filing this Amendment #1 on Form 10-Q/A (the Amendment”) to the Company’s quarter report on Form 10-Q for the period ended October 31, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission on December 22, 2014 (the “Original Filing Date”), is solely for the purpose of furnishing Exhibit 101 – Interactive Data File (XBRL Exhibit) required by Rule 405 of Regulation S-T, which was not included with the Original Filing.

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