Form 10-K/A
period 2014-04-30
mCig, Inc.
filed 2015-01-30
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #4

                                                                                                                     (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	April 30, 2014
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-175941

mCig, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-4439285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

433 North Camden Drive, 6th Floor, Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	310-402-6937

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

Documents Incorporated By Reference

None

EXPLANATORY NOTE

We are filing this Amendment #4 to mCig, Inc. Annual Report on Form 10-K for the annual period ended April 30, 2014, originally filed with the Securities and Exchange Commission on August 13, 2014 (the “Original Form 10-K”) to incorporate the changes and responses to the Securities and Exchange Commission Comment letters dated September 23, 2014 and November 10, 2014.

No other changes have been made to the Form 10-K. This Amendment #4 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Part I

ITEM 1.       BUSINESS

General Overview

mCig, Inc. (mCig) was incorporated in the State of Nevada on December 30, 2010 originally under the name Lifetech Industries, Inc. Effective August 2, 2013, the name was changed from "Lifetech Industries, Inc." to "mCig, Inc." reflecting the new business model. Since October 2013, mCig, Inc. has positioned itself as a technology company focused on two long-term secular trends: (1) The decriminalization and legalization of marijuana for medicinal or recreational purposes - legalizing medicinal and recreational marijuana usage is steadily on the rise not only domestically but also internationally. Marijuana has been decriminalized in over twenty countries, in over five continents. Twenty three states and the District of Columbia currently have laws legalizing marijuana in some form http://www.governing.com/govdata/safetyjustice/statemarijuanalawsmapmedicalrecreational.html.  Management believes that by 2016 it is very likely that many more states, including Alaska, California, Arizona, Maine, and Oregon, will legalize the use and sale of recreational marijuana the way Washington and Colorado have. (2) The adoption of electronic vaporizing cigarettes (commonly known as “eCigs”),  as smokers move away from traditional cigarettes onto e-cigarettes. Smoking tobacco causes numerous health problems, including disease and death. Smoking becomes very addicting quickly, and the most difficult part is cessation. The Company contends that e-cigarettes offer a safer and healthier alternative to traditional tobacco cigarettes. E-cigarettes operate by heating a mixture of liquid nicotine and flavoring, which is then inhaled and exhaled in the same manner as a cigarette. However, e-cigarettes do not contain any tobacco or other dangerous additives. Scientific research has shown that the leading cause of cancer in smokers comes from the carcinogens in tobacco. As the movement towards personal health grows, smokers are trying to quit their harmful habits. Management believes that e-cigarettes provide a safe transition from harmful traditional cigarettes.

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

mCig, Inc. is distributing to its shareholders 270,135,000 shares of Common Stock of VitaCig, Inc. owned by mCig, a shareholder of VitaCig. The shareholders of mCig will receive one share of VitaCig common stock for every one shares of mCig common stock that they hold as of the record date.

Our fiscal year end is April 30th.

Our Current Business

We are engaged in the business of marketing and distributing electronic cigarettes, vaporizers and accessories under the mCig and VitaCig brands.

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

In some cities, electronic cigarettes have begun to face the same regulations as traditional cigarettes, while in the majority of the country e-cigarettes are judged independently and are available for use in most places. Private businesses have the right to impose restrictions on the use of e-cigarettes in their establishments. If e-cigarettes become subject to the same restrictions as tobacco cigarettes, this could adversely affect our business. We provide smokers with a safer alternative for themselves and the people around them, and by prohibiting the use of e-cigarettes they may lose their appeal as substitute to traditional tobacco burning cigarettes.

The FDA has indicated that e-cigarettes and their potential risks have not been fully studied. Since e-cigarettes are new, their long-term effects are not well known, including the potential risks of e-cigarettes when used as intended and how many potential warranties  harmful chemicals are being inhaled during use. However, even with the limited research that we have now, it is well known that e-cigarettes are still much safer and healthier than traditional cigarettes. The largest health benefit of e-cigarettes is when used as a smoking cessation tool. The leading cause of disease from smokers is caused by the tar found in cigarettes, which e-cigarettes do not have.

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

All of our sales are exclusively conducted online. Our wholesale program, known as “WDR”, operates through our website. Wholesale distributors and re-sellers contact our sales team through  the website to agree upon a wholesale rate based on quantity. After a specific rate is established between the WDR customer and the mCig team, the order is placed through our website in the same manner as a direct customer. Payment is obtained with credit card verification through our third party agent, though in specific cases payment may be made with a direct wire transfer, personal check, cash, or money order.

We rely almost exclusively on a Chinese factory, specifically our principle supplier, Bauway H.K. Investments, for the manufacturing of mCig’s and VitaCig’s. Therefore, our ability to maintain operations is dependent on this third-party manufacturer. The manufacturer is Bauway H.K. Investments.   We believe that Bauway H.K. Investments holds the capacity to produce 20,000 mCig’s and 50,000 VitaCig’s per month. Currently, it takes our manufacturer approximately 8 hours to produce 1,000 mCig’s and 3 hours to produce 1,000 VitaCig’s.

The process involves the following raw materials: Stainless Steel Tubing for Battery housing and Atomizing Chambers. Atomizing Chambers are composed of a battery powered wire assembly housed on top of a ceramic base. Battery type used is Lithium Polymer 360mAh which is housed inside of the stainless steel tubing. The mouthpiece is made of food grade silicon.

Plastic USB Charger for battery assembly holds a small PCB to regulate charging.  Another small PCB controls the battery function and voltage which is controlled by a clickable plastic power button seated in the stainless steel tubing that can be pressed rapidly in succession to power on/power off the battery and adjust its voltage.  A small stainless steel cleaning tool is included along with cardboard for packaging and plastic blister packaging printed with instructions and branding.

All of our Raw Materials are provided by Shenzhen Bauway Technology Co., Ltd., the factory of Bauway (H.K) Investment Limited in Shenzhen, China.

Further, the following represent the processes in the production of products by the manufacturer.  Bawsed on the timeframe of prior order, our average mCig orders of 5,000 units take approximately 3 weeks to come in to our warehouse from the time of the original order placement and for an average VitaCig order of 20,000 units around 4 weeks to come into our warehouse location from the time of the original order placement from our Chinese manufacturer.  Furthermore, we do not currently have any exclusive product or distribution arrangements with our manufacturer and the loss or disruption of the production of our products could have a material adverse effect on our business, financial condition and results of operations.

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

The FDA did not appeal the decision of the U.S. Court of Appeals for the D.C. Circuit in Sottera, Inc. v. Food & Drug Administration (2010) which held that e-cigarettes and other nicotine-containing products are not drugs or devices unless they are marketed for therapeutic purposes. The Court held further that electronic cigarettes and other nicotine-containing products can be regulated as “tobacco products” under the Food, Drug and Cosmetic Act. Consequently, the FDA may choose to develop regulations governing the manufacture, marketing and sale of e-cigarettes. For example, pursuant to the Family Smoking Prevention and Tobacco Control Act, the FDA has proposed rules that would extend the agency’s tobacco authority to cover additional tobacco products, including our products. Potential FDA regulations or significant costs to comply with potential FDA regulations could have a materially adverse effect on our company’s operations and profitability.

As part of its implementation of the Family Smoking Prevention and Tobacco Control Act signed by the President in 2009, the U.S. Food and Drug Administration today proposed a new rule that would extend the agency’s tobacco authority to cover additional tobacco products.  Products that would be “deemed” to be subject to FDA regulation are those that meet the statutory definition of a tobacco product, including currently unregulated marketed products, such as electronic cigarettes (e-cigarettes), cigars, pipe tobacco, nicotine gels, waterpipe (or hookah) tobacco, and dissolvables not already under the FDA’s authority. The FDA currently regulates cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco.

 Consistent with currently regulated tobacco products, under the proposed rule, makers of newly deemed tobacco products would, among other requirements:

•        Register with the FDA and report product and ingredient listings;

•        Only market new tobacco products after FDA review;

•        Only make direct and implied claims of reduced risk if the FDA confirms that scientific evidence supports the claim and that marketing the product will benefit public health as a whole; and

•        Not distribute free samples.

In addition, under the proposed rule, the following provisions would apply to newly “deemed” tobacco products:

•        Minimum age and identification restrictions to prevent sales to underage youth;

•        Requirements to include health warnings; and

•        Prohibition of vending machine sales, unless in a facility that never admits youth.

The FDA proposes different compliance dates for various provisions so that all regulated entities, including small businesses, will have adequate time to comply with the requirements of the proposed rule.

Products that are marketed for therapeutic purposes will continue to be regulated as medical products under the FDA’s existing drug and device authorities in the Food, Drug &Cosmetic Act.

The proposed rule will be available for public comment for 75 days. While all comments, data, research, and other information submitted to the docket will be considered, the FDA is requesting comments in certain areas, including:

•        The FDA recognizes that different tobacco products may have the potential for varying effects on public health and is proposing two options for the categories of cigars that would be covered by this rule. The FDA specifically seeks comment on whether all cigars should be subject to deeming, and which other provisions of the proposed rule may be appropriate or not appropriate for different kinds of cigars.

•        The FDA seeks answers to the many public health questions posed by products, such as e-cigarettes, that do not involve the burning of tobacco and inhalation of its smoke, as the agency develops an appropriate level of regulatory oversight for these products. The FDA seeks comment in this proposed rule as to how such products should be regulated.

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

Electronic cigarettes, having recently been introduced to market, are at an early stage of development, represent a niche market and are evolving rapidly and are characterized by an increasing number of market entrants. Our future sales and any future profits are substantially dependent upon the widespread acceptance and use of electronic cigarettes. Rapid growth in the use of and interest in, electronic cigarettes is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty.

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

The FDA did not appeal the decision of the U.S. Court of Appeals for the D.C. Circuit in Sottera, Inc. v. Food & Drug Administration (2010) which held that e-cigarettes and other nicotine-containing products are not drugs or devices unless they are marketed for therapeutic purposes. The Court held further that electronic cigarettes and other nicotine-containing products can be regulated as “tobacco products” under the Food, Drug and Cosmetic Act. Consequently, the FDA may choose to develop regulations governing the manufacture, marketing and sale of e-cigarettes. Potential FDA regulations or significant costs to comply with potential FDA regulations could have a materially adverse effect on our company’s operations and profitability. Failure to comply with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations and ability to market and sell our products.

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

We rely primarily on a Chinese factory for the production of our products.

We rely almost exclusively on a Chinese factory, specifically our principle supplier, Bauway H.K. Investments, for the manufacturing of mCig’s and VitaCig’s. Therefore, our ability to maintain operations is dependent on this  third-party manufacturer. Bauway H.K. Investments holds the capacity to produce 20,000 mCig’s and 50,000 VitaCig’s per month. Currently, it takes our manufacturer approximately 8 hours to produce 1,000 mCig’s and 3 hours to produce 1,000 VitaCig’s.

It currently involves the following raw materials: Stainless Steel Tubing for Battery housing and Atomizing Chambers. Atomizing Chambers are composed of a battery powered wire assembly housed on top of a ceramic base. Battery type used is Lithium Polymer 360mAh which is housed inside of the stainless steel tubing. The mouthpiece is made of food grade silicon.

Plastic USB Charger for battery assembly holds a small PCB to regulate charging.  Another small PCB controls the battery function and voltage which is controlled by a clickable plastic power button seated in the stainless steel tubing that can be pressed rapidly in succession to power on/power off the battery and adjust its voltage.  A small stainless steel cleaning tool is included along with cardboard for packaging and plastic blister packaging printed with instructions and branding.

All of our Raw Materials are provided by Shenzhen Bauway Technology Co., Ltd. is the factory of Bauway (H.K) Investment Limited in Shenzhen

Further,  the following represent the processes in this production  by the manufacturer.  Our average mCig orders of 5,000 units take around 3 weeks to come in to our warehouse from the time of the original order placement and for an average VitaCig order of 20,000 units around 4 weeks to come into our warehouse location from the time of the original order placement from our Chinese manufacturer.  Furthermore, we do not currently have any exclusive product or distribution arrangements with our manufacturer and the loss or disruption of the production of our products could have a material adverse effect on our business, financial condition and results of operations.

The dollar amount of backlog orders believed to be firm, as of a recent date and as of a comparable date in the preceding fiscal year, together with an indication of the portion thereof not reasonably expected to be filled within the current fiscal year, and seasonal or other material aspects of the backlog. (There may be included as firm orders government orders that are firm but not yet funded and contracts awarded but not yet signed, provided an appropriate statement is added to explain the nature of such orders and the amount thereof. The portion of orders already included in sales or operating revenues on the basis of percentage of completion or program accounting shall be excluded.)

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

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that we record may be material. Because of the nature of our products, customers are made aware that as soon as a mCig is packed with marijuana, they automatically void their warranty, primarily because it is against federal laws to mail a product that has been in proximity of marijuana. As a result, the products that can be returned as a warranty replacement is extremely limited. For VitaCig, the warranty limitations are extremely limited, since as soon as a customer takes off the freshness seal of the product, the warranty is no longer applicable. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report as of Fiscal Year End April 30, 2014. Based on these actual expenses, the warranty reserve, as estimated by management as of April 30, 2014 was at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

It is likely that as we start selling higher priced products, that are not affected by federal shipping laws and/or are not single use items (such as eLiquid Juice Vaporizer), we will acquire additional information on the projected costs to service work under warranty and may need to make additional adjustments. Further, a small change in our warranty estimates may result in a material charge to our reported financial results.

Product exchanges and product returns

The total for product exchanges and product returns as of April 30, 2014 were immaterial. As a result, all product exchanges and product returns were recorded as a reduction to revenues.

Risks Associated with Our Common Stock

The market price of our common stock has been and may continue to be volatile or may decline regardless of the Company’s operating performance, and you may not be able to resell your shares at or above the initial public offering price and the price of our common stock may fluctuate significantly.

Since the commencement of trading of our common stock on the OTC Markets, the market price of our common stock has been volatile, and fluctuates widely in price in response to various factors, which are beyond our control. Since the commencement of trading of our common stock on the OTC Markets, the price of our common stock went from approximately $0.08 / per share to almost $0.90 / per share in less than 3 months. However, after experiencing growth, the stock declined by almost 50% within the next 3 months (where the price of the stock as of Fiscal Year Ending April 30, 2014 we are trading approximately at $0.45 / per share). We attribute this large fluctuation especially on the industry that we operate in. Management believes that our price is also affected by the industry in which we operate such that , when the industry is doing well, we believe our stock price will benefit but when the industry is experience a down turn, , we will not  be immune from the decline.

Furthermore, we must note that the price of our common stock is not necessarily indicative of our operating performance or long-term business prospects. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities to us and could divert our management’s attention and resources from managing our operations and business.

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

Recent Sales of Unregistered Securities

On January 23, 2014, the Company completed the investment acquisition of Vapolution, Inc. by acquiring all of its' issued and outstanding shares in exchange for 5,000,000 shares of mCig's common stock at a market value of $0.25 per share on the date of the acquisition, where Vapolution became subsidiary subject to recission.

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

On April 14, 2014, the Company issued 750,000 shares of common stock at $0.4 per share in accordance with a Security Purchase Agreement between mCig, Inc. and an institutional investor as part of the company's deployment of a national market strategy dated as of April 14, 2014., Simultaneously, our CEO cancelled an equal amount of shares (750,000) owned by him, resulting in a net non-dilutive transaction to existing mCig, Inc. shareholders.   These shares were valued at $300,000 based on the price at $0.4 per share. It was considered as capital contribution. See Exhibit 10.22 Stock Purchase Agreement.

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

Overview

mCig, Inc. (mCig) was incorporated in the State of Nevada on December 30, 2010 originally under the name Lifetech Industries, Inc. Effective August 2, 2013, the name was changed from "Lifetech Industries, Inc." to "mCig, Inc." reflecting the new business model. Since October 2013, mCig, Inc. has positioned itself as a technology company focused on two long-term secular trends: (1) The decriminalization and legalization of marijuana for medicinal or recreational purposes - legalizing medicinal and recreational marijuana usage is steadily on the rise not only domestically but also internationally. Marijuana has been decriminalized in over twenty countries, in over five continents. Twenty three states and the District of Columbia currently have laws legalizing marijuana in some form http://www.governing.com/govdata/safetyjustice/statemarijuanalawsmapmedicalrecreational.html).  Management believes that by 2016 it is very likely that many more states, including Alaska, California, Arizona, Maine, and Oregon, will legalize the use and sale of recreational marijuana the way Washington and Colorado have (2) The adoption of electronic vaporizing cigarettes (commonly known as “eCigs”), as smokers move away from traditional cigarettes onto e-cigarettes. Smoking tobacco causes numerous health problems, including disease and death. Smoking becomes very addicting quickly, and the most difficult part is cessation. The Company contends that e-cigarettes offer a safer and healthier alternative to traditional tobacco cigarettes. E-cigarettes operate by heating a mixture of liquid nicotine and flavoring, which is then inhaled and exhaled in the same manner as a cigarette. However, e-cigarettes do not contain any tobacco or other dangerous additives. Scientific research has shown that the leading cause of cancer in smokers comes from the carcinogens in tobacco. As the movement towards personal health grows, smokers are trying to quit their harmful habits. Management believes that e-cigarettes provide a safe transition from harmful traditional cigarettes.

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

Results of Operations for the year ended April 30, 2014 and 2013

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

Sales of the electronic cigarettes of mCig for the year ended April 30, 2014 and 2013 were $358,947 and $0, respectively. Significant increase in sales is mainly due to the launch of the new mCig's products.  We do not rely on one or a few major customers but rely on general sales to numerous customers online.

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

Operating Expenses

Our total operation expenses for the years ended April 30, 2014 and 2013 were $333,834 and $156,796, respectively, an increase of $177,037, or approximately 53%. The increase is primarily due to the increase in professional fees, stock-based compensation and general and administrative expenses.

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

Liquidity and Financial Condition

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements. At April 30, 2014, we had cash of $358,839.

Working Capital
	As at April 30, 2014	As at April 30, 2013	Change
Current Assets	$544,847	$3,600	$541,247
Current Liabilities	$139,897	$227,053	$(87,156)
Working Capital	$404,950	$(223,453)	$454,091

Cash Flows The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:
	Year Ended April 30, 2014	Year Ended April 30, 2013
Net Cash Used in Operating Activities	$(16,250)	$(57,282)
Net Cash Used by Investing Activities	$(11,560)	$(12,600)
Net Cash Provided by Financing Activities	$383,050	$63,745
Net Increase (Decrease) in Cash During the Period	$355,240	$(6,137)

Cash Flows from Financing Activities

For the years ended April 30, 2014 and 2013, we have financed our operations primarily through proceeds from advances from a related party and the net proceeds from our private offerings of common stock. For the next twelve months, management does not anticipate the need for any cash provided by financing activities, since they believe that the Company has sufficient working capital through the end of Fiscal Year Ending April 30, 2015.

Net cash provided by financing activities was $383,050 during the year ended April 30, 2014 and was comprised of an advance payment in the amount of $83,050 from a related party and the sum of $300,000 received from the issuance of common stock for cash to an outside investor.

Net cash provided by financing activities was $63,745 during the year ended April 30, 2013 and was comprised of an advance payment from a related party.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

mCig, Inc. does not have any commitments to provide financing to its subsidiary, VitaCig, Inc., after the  planned spin-off.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. mCig, Inc. does not have any commitments to provide financing to its subsidiary, VitaCig, Inc., after the  planned (but subsequently completed after this report) spin-off

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

mCig, Inc.

Notes To Consolidated Financial Statements

For the Year Ended April 30, 2014 and 2013

(Audited)

NOTE 1 - BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

mCig, Inc. (mCig) was incorporated in the State of Nevada on December 30, 2010 originally under the name Lifetech Industries, Inc. Effective August 2, 2013, the name was changed from "Lifetech Industries, Inc." to "mCig, Inc." reflecting the new business model. Since October 2013, mCig, Inc. has positioned itself as a technology company focused on two long-term secular trends: (1) the decriminalization and legalization of marijuana for medicinal or recreational purposes - legalizing medicinal and recreational marijuana usage is steadily on the rise not only domestically but also internationally. Marijuana has been decriminalized in over twenty countries, in over five continents. Twenty three states and the District of Columbia currently have laws legalizing marijuana in some form http://www.governing.com/govdata/safetyjustice/statemarijuanalawsmapmedicalrecreational.html). Management believes that by 2016 it is very likely that many more states, including Alaska, California, Arizona, Maine, and Oregon, will legalize the use and sale of recreational marijuana the way Washington and Colorado have.  (2) The adoption of electronic vaporizing cigarettes (commonly known as “eCigs”),  as smokers move away from traditional cigarettes onto e-cigarettes. Smoking tobacco causes numerous health problems, including disease and death. Smoking becomes very addicting quickly, and the most difficult part is cessation. The Company contends that e-cigarettes offer a safer and healthier alternative to traditional tobacco cigarettes. E-cigarettes operate by heating a mixture of liquid nicotine and flavoring, which is then inhaled and exhaled in the same manner as a cigarette. However, e-cigarettes do not contain any tobacco or other dangerous additives. Scientific research has shown that the leading cause of cancer in smokers comes from the carcinogens in tobacco. As the movement towards personal health grows, smokers are trying to quit their harmful habits. Management believes that e-cigarettes provide a safe transition from harmful traditional cigarettes.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has an accumulated deficit at April 30, 2014 of $381,653 and needs additional cash to maintain its operations.

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

The plan is contingent that product sales will begin to cover all costs, as the Company begins to expect to become profitable by January 1, 2015. To be able to accomplish this the Company will be able to do so by raising prices on all of its products. The Company’s plan all along was to enter the market with a pricing strategy that was substantially below its competitors. By utilizing this pricing strategy, the Company was able to obtain new customers and to grow its brands. Through observation and market study, management was able to determine that the demand for its product was inelastic. As a result, he Company originally priced the mCig 2.0 at $10 per unit. By August of 2014, when the Company expects to launch mCig 2.5, the price is expected to hit $15. As opposed to the mCig 2.0, which did not provide any profit margin for the Company, as they used this opportunity to expand, the price of the mCig 2.5 will leave plenty of room for a hefty profit margin for the Company. For VitaCigs, the Company used somewhat of a different pricing strategy. Originally, they were launched at $2 per unit. Within a month after the launch, the price of the unit went up to $3, Only by August of 2014, management expects for the price to finally hit its market price at $5 per unit.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the consolidated financial statements are published, and (iii) the reported amount of net revenues and expenses recognized during the reporting period.

Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of consolidated financial statements; accordingly, actual results could differ from these estimates. The Company’s most significant estimates relate to the valuation of its proprietary technology and its valuation of its common stock.

Cash and cash equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. For cash management purposes the company concentrates its cash holdings in an account at Bank of America.

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

The three-level hierarchy for fair value measurements is defined as follows:

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or are not considered to be active;

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table summarizes fair value measurements by level at April 30, 2014 and April 30, 2013 for assets measured at fair value on a recurring basis:

Level 1		Level 2	Level 3	Total
At April 30, 2014
Investment and intangible	$-	$-	$636,848	$636,848
Total Investment and intangible	$-	$-	$636,848	$636,848

At April 30, 2013
Investment and intangible	$-	$-	$13,366	$13,366
Total Investment and intangible	$-	$-	$13,366	$13,366

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

Income Taxes

The Company utilizes the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the value of such assets will be realized.

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At April 30, 2014, the Company did not record any liabilities for uncertain tax positions.

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

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. Management reviews mCig’s reserves at least quarterly to ensure that its accruals are adequate in meeting expected future warranty obligations, and the Company will adjust its estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that are recorded may be material. Because of the nature of its products, customers are made aware that as soon as a mCig is packed with marijuana, they automatically void their warranty, primarily because it is against federal laws to mail a product that has been in proximity of marijuana. As a result, the products that can be returned as a warranty replacement is extremely limited. For VitaCig, the warranty limitations are extremely limited, since as soon as a customer takes off the freshness seal of the product, the warranty is no longer applicable. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report as of the year Ended April  30, 2014. Based on these actual expenses, the warranty reserve, as estimated by management as of the year Ended April 30, 2014 was at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

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

Product exchanges and product returns

The total for product exchanges and product returns as of April 30, 2014 were minimal. As a result, all product exchanges and product returns were recorded as a reduction to revenues.

Share-Based Compensation

The Company measures the cost of services received in exchange for an award of an equity instrument based on the grant date fair value of the award. Compensation cost is recognized over the vesting or requisite service period.

Foreign currency translation

The Company’s functional currency and its reporting currency is the United States Dollar.

NOTE 4 - INTANGIBLE

The following is a detail of software at April 30, 2014 and 2013:

	April 30, 2014	April 30, 2013
Website	$19,510	$15,522
Vapolution	625,000	-
Total intangible assets	644,510	15,522
Accumulated amortization of intangible assets	(7,662)	(2,156)
Total intangible assets	$636,848	$13,366

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

Investment in Vapolution

The Company has determined the appropriate way to report its deposit in Vapolution using the cost method of accounting. Specifically, as reported Per ASC 325-20-25-1, the fair value of restricted stock is not readily determinable since the seller has the right to rescind the agreement effective through January 23, 2015. Therefore the Company has recorded this as a deposit on the cost method, mCig reported its deposit in Vapolution as of April 30, 2014 in the amount of $625,000. The Company issued the 2,500,000 in common stock as a deposit and the transaction with Vapolution will then be finally transacted on January 23, 2015 when the right to rescind the transaction has expired.

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

NOTE 5 - STOCKHOLDERS’ EQUITY

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

On January 23, 2014, the Company completed the investment acquisition of Vapolution, Inc. by acquiring all of its' issued and outstanding shares in exchange for 5,000,000 shares of mCig's common stock at a market value of $0.25 per share on the date of the acquisition, where Vapolution became a subsidiary subject to recission.

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

Preferred Stock

On September 23, 2013, the Company entered into a Share Cancellation / Exchange / Return to Treasury Agreement with Paul Rosenberg, the chief executive officer of mCig, Inc., for the cancellation of 230,000,000 shares of our common stock held by Mr. Rosenberg in exchange for 23,000,000 shares of our company’s Series A Preferred Stock. Under the terms of the Agreement the Preferred Shares only have voting rights and no right to convert to common stock in accordance with the Certificate of Certification filed with the State of Nevada on September 10, 2013. The Series A Preferred shares of mCig, Inc. carry ten (10) votes per each share of Preferred stock while mCig, Inc.’s common shares carry one (1) vote per each share outstanding.

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

On July 16, 2014, the Board of Directors approved the conversion rate of ten for one (ten shares of common stock for each share of Series A Preferred Stock). In addition, the Board of Directors reduced the number of shares of Series A Preferred Stock to the amount issued and outstanding (23,000,000) and executed a lock up agreement such that Mr. Rosenberg cannot convert the Series A Convertible Preferred Stock until after the year ended April 30, 2015. The Certificate of Certification was filed on July 17, 2014 with the State of Nevada.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

On November 26, 2013, Mark Link horst was appointed as Chief Operation Officer (COO) of the company. According to his employment agreement he should be paid 1,000,000 shares of our common stock for the first year. On November 26, 2014, the Company issued 500,000 shares of common to Mark Link horst for future services to be rendered. Simultaneously, Paul Rosenberg cancelled an equal amount of shares (500,000) owned by him. On this date, these shares had a FMV of $41,500 based on the price on the date of grant, and was classified as a capital contribution on the Company’s books.

Below is a breakdown of the accounting for the capital contribution for the issuance of 500,000 common shares to Mr. Link horst:

Prepaid Expenses	6,253
Salary Expenses	35,247
To additional paid in capital		41,500

The remaining 500,000 shares of common stock that are owed to Mr. Link horst for his future services as COO of mCig, Inc. will be paid out and recorded at FMV on a monthly basis, at a rate of 83,333 shares per month.

As of April 30, 2014, none of these common stock shares were earned by Mr. Link horst. As a result, this expense was not accrued in the current period.

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

As of April 30, 2014, Mr. Paul Rosenberg cancelled 665,882 numbers of shares for services rendered by employees and consultants and 135,000 shares of common stock were issued by the Company for services rendered. The total amount of these shares, included as part of the Company’s equity roll-forward equaled $189,470.

NOTE 7 - INCOME TAXES

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

NOTE 8 - SUBSEQUENT EVENTS

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

Management’s Annual Report on Internal Control over Financial Reporting

Our Principal Executive Officer and Principal Financial Officer, currently the same person, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2014, based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Our management believes that these material weaknesses are due to the small size of our accounting staff. The small size of our accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the high cost of such remediation relative the benefit expected to be derived thereby.

We anticipate that when we obtain sufficient funding and have substantial production, we will resolve the segregation of duties issue by naming a CFO or new company officer that will resolve any issues surrounding segregation of duties.

In the interim period, to mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to create a new finance and accounting position that will allow for proper segregation of duties consistent with control objectives, and will increase our personnel resources and technical accounting expertise within the accounting function.  As our financing staff grows we will prepare and implement appropriate written policies and checklists which set forth procedures for accounting and financial reporting with respect to the duties within the internal control framework. These current control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

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

We will remediate the above identified material weakness and improve our internal control system including: improving processes, implementing additional controls and increased precision around management’s review controls. The management team will also provide guidance to employees to ensure clear understanding of the controls and procedures. The firm will utilize its technology to assist in the process of overseeing its business practices.Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

(b) Limitations on Effectiveness of Controls and Procedures

Our management, including our chief executive officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Paul Rosenberg	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary, Treasurer and Director	46	May 23, 2013
Mark Linkhorst	Chief Operating Officer	38	November 26, 2013
Patrick Lucey	Chief Technology Officer	36	July 10, 2014

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

Mark Linkhorst was formally appointed as Chief Operating Officer of mCig, Inc. on November 26, 2013. He is a graduate of Penn State University's Liberal Art School where he obtained a B.A. in International Politics in 2001. From 2001-2003, Mark was an activist with Clean Water Action a 501(4) organization that is involved in environmental activism. From 2004-2007, Mark worked at the Marijuana Policy Project (MPP) in the Las Vegas, Nevada office where he established the signature gather campaign and helped develop the database technology for the door to door canvassing teams. From 2008-2011, Mark worked in the commercial cannabis industry both as a consultant and employee. In 2008-2011, he joined Berkley Patients Group where he served as QC/QC manager and dispensary manager. Since 2011, Mark has been operating as a consultant within the commercial Cannabis field through Cannabis.Pro, LLC in Vermont. In 2013, Mark testified on the successful decriminalization of marijuana in Vermont and has been active in advising the legislature in the legalization of hemp in the state as well as revising the current medical cannabis laws in the state.

Patrick Lucey – Chief Technology Officer - has over 10 years of engineering work experience in the vaporizer industry. Prior to joining the Company, he owned Vapolution Inc., developed and manufactured the Vapolution 1.0, the Original Glass on Glass Vaporizer, designed and developed the Vapolution 2.0, and currently he is working on a design for Vapolution 3.0 which should be released before the end of 2014.

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

ITEM 11.     EXECUTIVE COMPENSATION

The following tables set forth certain information concerning all compensation paid, earned or accrued for service by (i) our Principal Executive Officer and Principal Financial Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended April 30, 2014,  and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the fiscal year whose total salary and bonus exceeded $100,000 (collectively, the “Named Executive Officer”):

2014 and 2013 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Paul Rosenberg Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director	2013 2014	- -	- -	- -	- -	- -	- -	- -	- -
Mark Linkhorst Chief Operating Officer	2013 2014	- -	- -	- 41,500	- -	- -	- -	- -	- 41,500
Patrick Lucey Chief Operating Officer	2013 2014	- -	- -	- -	- -	- -	- -	- -	- -

2014 and 2013 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Option Awards							Stock Awards
Name and Principal Position	Year	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
		Exercisable	Unexercisable
Paul Rosenberg Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director	2013 2014	- -	- -	- -	- -	- -	- -	- -		- -
Mark Linkhorst Chief Operating Officer	2013 2014	- -	- -	- -	- -	- -	- -	- -		- -
Patrick Lucey Chief Operating Officer	2013 2014	- -	- -	- -	- -	- -	- -	- -		- -

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

There were no equity awards.

Outstanding Stock Awards at Year End

There were no stock awards.

Option Exercises and Stock Vested

There were no options exercised or stock vested by our named officers during the year ended April 30, 2014.

Non-Qualified Deferred Compensation

None.

Golden Parachute Compensation

None.

Employment Agreements

As of this time, there are no employment agreements with any named executive officer. The Company does have employment or consulting agreements with some of our officers, including our Chief Operating Officer and Chief Technology Officer, none of which are executive officers are named executive officers pursuant to Rule 3b-7 of the Securities Exchange Act of 1934 but are not named executive officers pursuant to Item 402(m)(2) of Regulation S-K .

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Paul Rosenberg	14,755,416 common shares 23,000,000 preferred shares	5,46%
Mark Linkhorst	500,000 common shares	1,8%
Patrick Lucey	0	0%
Total as a group(3)	15,255,416 common shares 23,000,000 preferred shares	5,65%
TOTAL STOCK VOTING POWER
Paul Rosenberg	244,755,416 stock voting power	48.93%
Mark Linkhorst	500,000.09%
Patrick Lacey		0%
Total as a group(3)	245,255,416 stock voting power	49.03%

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

Preferred Stock

On September 23, 2013, the Company entered into a Share Cancellation / Exchange / Return to Treasury Agreement with Paul Rosenberg, the chief executive officer of mCig, Inc., for the cancellation of 230,000,000 shares of our common stock held by Mr. Rosenberg in exchange for 23,000,000 shares of our company’s Series A Preferred Stock. Under the terms of the Agreement the Preferred Shares only have voting rights and no right to convert to common stock in accordance with the Certificate of Certification filed with the State of Nevada on September 10, 2013. The Series A Preferred shares of mCig, Inc. carry ten (10) votes per each share of Preferred stock while mCig, Inc.’s common shares carry one (1) vote per each share outstanding.

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

On July 16, 2014, the Board of Directors approved the conversion rate of ten for one (ten shares of common stock for each share of Series A Preferred Stock). In addition, the Board of Directors reduced the authorized number of shares of Series A Preferred Stock to the amount issued and outstanding (23,000,000) and executed a lock up agreement such that Mr. Rosenberg cannot convert the Series A Convertible Preferred Stock until after the year ended April 30, 2015.  The Certificate of Certification was filed on July 17, 2014 with the State of Nevada.

The Series A Preferred Stock shall rank senior to the Company's common stock, par value $0.0001 per share, and to all other classes and series of equity securities of the Company which by their terms do not rank senior to the Series A Preferred Stock ("Junior Stock"). The Series A Preferred Stock shall be subordinate to and rank junior to all indebtedness of the Company now or hereafter outstanding.  No dividend shall be declared or paid on the Preferred Stock and no preemptive rights.

Each share of Series A Preferred Stock shall be entitled to vote those number of shares equal to ten times the amount of the Series A Preferred Stock held by the individual. The individual, through the ownership of this Series A Preferred Stock, has the voting power to act on the behalf of the Corporation, to call a special meeting of the shareholders, to remove and/or replace the Board of Directors or management or any individual members thereof in the event that one or more of the foregoing has done, or failed to do, anything which, in his sole judgment, will materially and adversely impact the business of the Corporation in any manner whatsoever, including, but not limited to, any violations of any state or federal securities laws, or any action which could cause the bankruptcy, dissolution, or other termination of the Corporation. In no event will the ombudsman have the right or power to participate in the normal and usual daily operations of the Corporation.

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

Our bylaws, as amended, provide for the indemnification of our directors and officers to the fullest extent permitted by the Nevada General Corporation Law. We are not, however, required to indemnify any director or officer in connection with any (a) willful misconduct, (b) willful neglect, or (c) gross negligence toward or on behalf of us in the performance of his or her duties as a director or officer. We are required to advance, prior to the final disposition of any proceeding, promptly on request, all expenses incurred by any director or officer in connection with that proceeding on receipt of any undertaking by or on behalf of that director or officer to repay those amounts if it should be determined ultimately that he or she is not entitled to be indemnified under our bylaws or otherwise.

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

As of April 30, 2013, the Company was obligated to Mr. Benjamin Chung for an unsecured and non-interest bearing demand loan with a balance of $172,678.

Effective April 19, 2013, Benjamin Chung and Paul Rosenberg signed the “Debt Assignment, Consent and Release Agreement”, according to which the Assignor (Benjamin Chung) grants, assign, transfer and set over unto the Assignee (Paul Rosenberg) his entire right, title and interest in and to the Debt upon the terms and conditions contained in the Agreement.

On July 30, 2013, Mr. Paul Rosenberg, President and CEO, agreed to forgive all the debts (the sum of $172,678) owed to him by the Company and recorded as Additional paid in capital.

As of October 31, 2013, the President and CEO of the Company, Mr. Paul Rosenberg advanced the Company the amount of $65,050 for operating purposes.

On November 26, 2013, Mark Linkhorst was appointed as Chief Operation Officer (COO) of the Company. According to his employment agreement he should be paid 1,000,000 shares of our common stock for the first year. On November 26, 2013, the Company issued 500,000 shares of common to Mark Linkhorst for future services to be rendered. Simultaneously, Paul Rosenberg cancelled an equal amount of shares (500,000) owned by him. On this date, these shares had a FMV of $41,500 based on the price on the date of grant, and was classified as a capital contribution on the Company’s books.

The remaining 500,000 shares of common stock that are owed to Mr. Linkhorst for his future services as COO of mCig, Inc. will be paid out and recorded at FMV on a monthly basis, at a rate of 83,333 shares per month. As of April 30, 2014, Mr. Linkhorst has received an aggregate of 500,000 shares.

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

As of April 30, 2014, Mr. Paul Rosenberg, President and CEO, cancelled 665,882 common stock shares for services rendered by employees and consultants. Furthermore, an additional 135,000 shares of common stock were issued by the Company for services rendered by employees and consultants. The total amount of these shares, included as part of the Company’s equity roll-forward equaled $189,470.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

3.1	Articles of Incorporation(1)
3.2 3.3 3.4 3.5 3.6	Amendment to the Articles of incorporation (2) Amendment to the Articles of incorporation (3) Certificate of Correction (8) Certificate of Designation (12) Bylaws(1)
3.3	Certificate of Designation filed with the Secretary of State July 23, 2014
10.2	Joint Venture Agreement with Leadwill Corporation (1)
10.3	Exclusive International Distributorship Agreement with Leadwill Corporation (1)
10.4	Exclusive Technology License Agreement (1)
10.5	Exclusive Distributorship Agreement with Epik Investments Limited (1)
10.6	Joint Venture Agreement with LifeTech Japan Corporation (1)
10.7	Exclusive Technology License Agreement with LifeTech Japan Corporation (1)
10.8	Distributorship Partnership Agreement with SunPlex Limited (1)
10.9	Debt Assignment, Consent and Release Agreement (1)
10.10	Exclusive International Distributorship Agreement (1)
10.11A	Amended to Stock Purchase Agreement
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

Consulting Agreements (7)

Share Cancellation/Exchange/Return To Treasury Agreement(8)

Amendment to Stock Purchase Agreement with Vapolution shareholders (9)

Employment Agreement with Patrick J. Lucey (10)

Lock Up Agreement with Paul Rosenberg (11)

Amendment to Stock Purchase Agreement with Vapolution shareholders (12)

Securities Purchase Agreement*

14	Code of Ethics (12)
21	Subsidiaries*
23.1 31	Consent of De Joya Griffith, LLC* Certification Pursuant to Section 302 of the Sarbanes-Oxley Act*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

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

mCig Inc.
(Registrant)
Dated: January 29, 2015	/s/ Paul Rosenberg
Paul Rosenberg
President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: January 29, 2015	/s/ Paul Rosenberg
Paul Rosenberg
President, Chief Financial Officer, Treasurer, and Director
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 29, 2015	/s/ Paul Rosenberg
Paul Rosenberg
Director

EXHIBIT 21

As of April 30, 2014:

VitaCig, Inc.

Vapolution, Inc. (subject to recession).