Form 10-Q/A
period 2014-07-31
mCig, Inc.
filed 2015-01-30
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #3

(Mark One) ☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2014
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
For the transition period from N/A to N/A

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

Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 270,135,000 common shares issued and outstanding as of January 30, 2015.

Explanatory Note

mCig, Inc. (the “Company”) is filing this Amendment #3 on Form 10-Q/A (the Amendment”) to the Company’s quarter report on Form 10-Q for the period ended July 31, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission on September 19, 2014 (the “Original Filing Date”), solely for the purpose of incorporating our responses to the Securities and Exchange Commission comment letters dated September 23, 2014 and November 10, 2014.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

MCIG, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED JULY 31, 2014

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)	3
	Consolidated Balance Sheets – July 31, 2014 (Unaudited) and April 30, 2014	4
	Consolidated Statements of Operations – (Unaudited) Three months ended July 31, 2014 and 2013	5
	Consolidated Statements of Cash Flows – (Unaudited) Three months ended July 31, 2014 and 2013	6
	Notes to (Unaudited) Consolidated Financial Statements	7
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

CERTIFICATIONS
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act. .
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act. .
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act. .
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act. .

PART I FINANCIAL INFORMATION

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

mCig, Inc. CONSOLIDATED BALANCE SHEETS
	July 31,2014	April 30,2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$225,995	$358,839
Accounts receivable	55,633	41,098
Inventory	106,367	138,657
Prepaid inventory	4,835	-
Prepaid expense	1,769,842	6,253
Total current assets	2,162,672	544,847

Intangible asset, net	12,789	11,848
Investment in Vapolution	625,000	625,000
Total assets	$2,800,461	$1,181,695
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,943	$132,756
Deferred revenue	-	4,141
Due to related party	3,000	3,000
Total current liabilities	6,943	139,897
Total liabilities	6,943	139,897
STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value per share, 50,000,000 shares authorized, 23,000,000 shares issued and outstanding	2,300	2,300
Common stock, $0.0001 par value per share, 560,000,000 shares authorized, 270,135,000 shares issued and outstanding	27,014	27,014
Additional Paid in Capital	4,074,611	1,394,137
Stock payable	128,071	-
Accumulated deficit	(1,438,478)	(381,653)
Total stockholders' equity	2,793,518	1,041,798
Total liabilities and stockholders' equity	$2,800,461	$1,181,695
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
The accompanying notes are an integral part of the consolidated financial statements.

                                                                                                                      6

mCig, Inc.

Notes To Consolidated Financial Statements

For the Three months ended July 31, 2014 and 2013

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

mCig, Inc. (mCig) was incorporated in the State of Nevada on December 30, 2010 originally under the name Lifetech Industries, Inc. Effective August 2, 2013, the name was changed from "Lifetech Industries, Inc." to "mCig, Inc." reflecting the new business model. Since October 2013, mCig, Inc. has positioned itself as a technology company focused on two products marijuana and electronic vaporizing cigarettes: (1) The decriminalization and legalization of marijuana for medicinal or recreational purposes - legalizing medicinal and recreational marijuana usage is steadily on the rise not only domestically but also internationally. Marijuana has been decriminalized in over twenty countries, in over five continents. Twenty three states and the District of Columbia currently have laws legalizing marijuana in some form http://www.governing.com/govdata/safetyjustice/statemarijuanalawsmapmedicalrecreational.html). Management believes that by 2016 it is very likely that many more states, including Alaska, California, Arizona, Maine, and Oregon, will legalize the use and sale of recreational marijuana the way Washington and Colorado have. (2) The adoption of electronic vaporizing cigarettes (commonly known as “eCigs”),  as smokers move away from traditional cigarettes onto e-cigarettes. Smoking tobacco causes numerous health problems, including disease and death. Smoking becomes very addicting quickly, and the most difficult part is cessation. The Company contends that e-cigarettes offer a safer and healthier alternative to traditional tobacco cigarettes. E-cigarettes operate by heating a mixture of liquid nicotine and flavoring, which is then inhaled and exhaled in the same manner as a cigarette. However, e-cigarettes do not contain any tobacco or other dangerous additives. Scientific research has shown that the leading cause of cancer in smokers comes from the carcinogens in tobacco. As the movement towards personal health grows, smokers are trying to quit their harmful habits. Management believes that e-cigarettes provide a safe transition from harmful traditional cigarettes.

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

NOTE 2 – BASIS OF PRESENTATION OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10Q and Article 8 of Regulation SX. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three months ended July 31, 2014 are not necessarily indicative of the results that may be expected for the year ending April 30, 2015. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for the year ended April 30, 2014 have been omitted; this report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended April 30, 2014 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has recurring losses from operations of $1,056,825 and an accumulated deficit at July 31, 2014 of $1,438,478 and needs additional cash to maintain its operations.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The following table summarizes fair value measurements by level at July 31, 2014 and April 30, 2014 for assets measured at fair value on a recurring basis:

Level 1		Level 2	Level 3	Total
At July 31, 2014
Investment and intangible	$-	$-	$637,789	$637,789
Total Investment and intangible	$-	$-	$637,789	$637,789

At April 30, 2014
Investment and intangible	$-	$-	$636,848	$636,848
Total Investment and intangible	$-	$-	$636,848	$636,848

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

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At July 31, 2014, the Company did not record any liabilities for uncertain tax positions.

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

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. Management reviews mCig’s reserves at least quarterly to ensure that its accruals are adequate in meeting expected future warranty obligations, and the Company will adjust its estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that are recorded may be material. Because of the nature of its products, customers are made aware that as soon as a mCig is packed with marijuana, they automatically void their warranty, primarily because it is against federal laws to mail a product that has been in proximity of marijuana. As a result, the products that can be returned as a warranty replacement is extremely limited. For VitaCig, the warranty limitations are extremely limited, since as soon as a customer takes off the freshness seal of the product, the warranty is no longer applicable. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report as of Quarter Ended July 31, 2014. Based on these actual expenses, the warranty reserve, as estimated by management as of Quarter Ended July 31, 2014 was at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

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

Product exchanges and product returns

The total for product exchanges and product returns as of July 31, 2014 were minimal. As a result, all product exchanges and product returns were recorded as a reduction to revenues.

Deferred Revenue

Deferred revenue result from fees billed to customers for which revenue has not yet been recognized or for which the conditions of the arrangement have been modified. The Company recognizes revenue when earned and defers revenues that are unearned.

The Company has deferred revenue of $0 as of July 31, 2014 and $4,141 for April 30, 2014.

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

The Company has 23,000,000 preferred shares that can be converted subject to the limitation of the Company’s authorized shares at 1 preferred share for 10 common shares. The conversion can only take place with the approval of the Board of Directors after the expiration of the lock up agreement on April 30, 2015. The preferred shares are antidilutive due to the losses the Company has incurred for the periods ended July 31, 2014 and 2013.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be antidilutive as a result of the net loss.

Subsequent Events

The Company has evaluated all transactions occurring between July 31, 2014 and the date of issuance of the consolidated financial statements for subsequent event disclosure consideration.

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s financial position, operations or cash flows.

NOTE 5 – INTANGIBLE

The following is a detail of software at July 31, 2014 and April 30, 2014:

	July 31, 2014	April 30, 2014
Website	$22,310	$19,510
Vapolution	625,000	625,000
Total intangible assets	647,310	644,510
Accumulated amortization of intangible assets	(9,521)	(7,662)
Total intangible assets	$637,789	$636,848

Website development costs

Under the provisions of FASB-ASC Topic 350, the Company previously capitalized costs of design, configuration, coding, installation, and testing of the Company’s website up to its initial implementation. Costs will be amortized to expense over an estimated useful life of three years using the straight-line method. Ongoing website post- implementation cost of operations, including training and application, are expensed as incurred. The Company evaluates the recoverability of website development costs in accordance with FASB-ASC Topic 350. As of July 31, 2014, management does not believe that there is a need for the impairment of costs incurred towards the development of its website.

Investment in Vapolution

The Company has determined the appropriate way to report its deposit in Vapolution using the cost method of accounting. Specifically, as reported Per ASC 325-20-25-1, the fair value of restricted stock is not readily determinable since the seller has the right to rescind the agreement effective through January 23, 2015. Therefore the Company has recorded this as a deposit on the cost method, mCig reported its deposit in Vapolution as of July 31, 2014 and April 30, 2014 in the amount of $625,000. The Company issued the 2,500,000 in common stock as a deposit and the transaction with Vapolution will then be finally transacted on January 23, 2015 when the right to rescind the transaction has expired.

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

NOTE 6 - EQUITY

As of July 31, 2014, the Company was authorized to issue 560,000,000 common shares and 23,000,000 preferred shares at a par value of $0.0001.

The Company has prepaid common stock of $1,769,842 that has been issued to consultants and employees from our CEO’s common stock.  The shares are earned in accordance with their agreements and are earned by the employees consultants in less than a year.  These shares have been issued from our CEO’s common stock and recorded as part of the related party note. (See Note 7)

Common Stock

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

As of July 31, 2014, Mr. Paul Rosenberg cancelled 5,040,658 shares of common stock from his personnel holding to issue them on behalf of the Company for services rendered by employees and consultants. The total amount of these shares, included as part of the Company’s equity roll-forward equaled $2,680,474.

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

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock, at $0.0001 par value and 23,000,000 are issued and outstanding as of July 31, 2014. Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock. All 23,000,000 shares of preferred stock were granted to the Company’s Chief Executive Officer on September 23, 2013 which were valued at $2,300, the price of the common stock of $0.0001 exchanged in the transaction.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

Stock Issued for Services

During the three months ended July 31, 2014, the Company issued 2,538,556 shares of common stock as compensation. The fair values of the shares were a total of $1,044,956 and were recorded at the market price on the date of grant. The issuances of stock were as follows:

Date	Number of Shares	Fair Value	Description of Services
May 16, 2014	59,167	$26,956	Compensation to consultant
May 29, 2014	519,886	229,141	Compensation to consultant
May 15, 2014	697,674	300,000	Compensation for Billboard Advertising
May 26, 2014	55,917	25,240	Compensation to consultant
June 26, 2014	109,915	48,829	Compensation for advertising
July 11, 2014	34,239	15,947	Compensation for advertising
July 15, 2014	252,055	20,921	Compensation to COO
July 15, 2014	100,000	44,225	Compensation to Pharmacist
July 15, 2014	78,333	14,833	Compensation for Advertising
May 1, 2014	37,236	43,737	Compensation to Marketing Director
May 29, 2014	284,091	125,000	Commission for advertiser
July 15, 2014	17,511	7,500	Compensation to employee
July 15, 2014	24,000	11,990	Compensation to employee
July 15, 2014	60,000	29,180	Compensation to executive assistant
July 15, 2014	52,532	25,589	Compensation for marketing
July 15, 2014	120,000	58,360	Compensation to accounting consultant
July 15, 2014	36,000	17,508	Compensation for research services
Total	2,538,556	$1,044,956

As of July 31, 2014, the Company’s Chief Executive Officer advanced $3,000 to the Company which is due upon demand.

NOTE 8 - SUBSEQUENT EVENTS

As of the date of this filing, there are no subsequent events to report.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, delayed payments of accounts receivables, technological developments, maintenance of relationships with key suppliers, changes to e-cigarette regulation or marijuana regulations, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2014, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Our Business

We were incorporated as mCig, Inc. (mCig) in the State of Nevada on December 30, 2010 originally under the name Lifetech Industries, Inc. Effective August 2, 2013, the name was changed from "Lifetech Industries, Inc." to "mCig, Inc." reflecting the new business model. Since October 2013, mCig, Inc. has positioned itself as a technology company focused on two products marijuana and electronic vaporizing cigarettes: (1) The decriminalization and legalization of marijuana for medicinal or recreational purposes - legalizing medicinal and recreational marijuana usage is steadily on the rise not only domestically but also internationally. Marijuana has been decriminalized in over twenty countries, in over five continents. Twenty three states and the District of Columbia currently have laws legalizing marijuana in some form http://www.governing.com/govdata/safetyjustice/statemarijuanalawsmapmedicalrecreational.html). Management believes that by 2016 it is very likely that many more states, including Alaska, California, Arizona, Maine, and Oregon, will legalize the use and sale of recreational marijuana the way Washington and Colorado have. (2) The adoption of electronic vaporizing cigarettes (commonly known as “eCigs”) by the world’s smokers. The FDA has indicated that e-cigarettes and their potential risks have not been fully studied. Since e-cigarettes are new, their long-term effects are not well known, including the potential risks of e-cigarettes when used as intended and how many potentially harmful chemicals are being inhaled during use. However, even with the limited research that we have now, it is well known that e-cigarettes are still much safer and healthier than traditional cigarettes. The largest health benefit of e-cigarettes is when used as a smoking cessation tool. The leading cause of disease from smokers is caused by the tar found in cigarettes, which e-cigarettes do not have.

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

Results of Operations for the Three Months Ended July 31, 2014 and 2013

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

Operating Expenses

Our total operating expenses for the three months ended July 31, 2014 and 2013 were $1,154,956 and $19,587, respectively, an increase of $1,135,369, or approximately 98%. The increase is primarily due to the increase of the professional fees, stock-based compensation and general and administrative expenses.

Our total operating expenses for the three months ended July 31, 2014 consisted of $15,416 of professional fees, $1,624 of travel expenses, $1,859 of amortization, $91,101 of general and administrative expenses and $1,044,956 of share-based compensation. Our general and administrative expenses consist of bank charges, advertising and promotion, rent, computer and internet expenses, postage and delivery and other expenses. For the three months ended July 31, 2013 our incurred total operation expenses consisted of $9,225 of professional fees, $1,294 of amortization, and $9,068 of general and administrative expenses.

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

Liquidity and Financial Condition

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements. At July 31, 2014, we had cash of $225,995.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting were not effective as of July 31, 2014. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

(a)    Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended July 31, 2014, the Company issued 2,538,556 shares of common stock as compensation.  Except for shares issued for compensation, there were no changes in securities and small business issuer purchase of equity securities during the quarter ended July 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the three months ended July 31, 2014.

ITEM 4. MINE SAFETY DISCLOSURES

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

Securities Purchase Agreement(13)

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

(1) (2) (3) (4) (5) (6) (7) (8) (9) (10) (11) (12) (13)

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

Incorporated by reference to our Quarterly Report on Form 10-Q/A, filed on December 30, 2014

*Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 30, 2015	/s/ Paul Rosenberg
Paul Rosenberg
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
(Principal Executive Officer)

 EXHIBIT 31.1
CERTIFICATION PURSUANT TO RULE 13A-14(a) OR 15D-14(a) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 200

I, Paul Rosenberg, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of mCig Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Dated: January 30, 2015

/s/ Paul Rosenberg
Paul Rosenberg
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                            EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q/A No. 3 for the quarter ended July 31, 2014 of mCig,Inc. (“the Company”), as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned officer of the Company certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his respective knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 30, 2015

/s/ Paul Rosenberg
Paul Rosenberg
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)