Form 10-Q/A
period 2014-07-31
mCig, Inc.
filed 2015-02-13
CIK 1525852

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

Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 270,135,000 common shares issued and outstanding as of September 19, 2014.

Explanatory Note

mCig, Inc. (the “Company”) is filing this Amendment #4 on Form 10-Q/A to the Company’s quarterly report on Form 10-Q for the period ended July 31, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission on September 23, 2014 (the “Original Filing Date”), solely for the purpose of attaching the Certification Exhibits for Amendment #3 on Form 10-Q/A, dated as of the filing date of Amendment #3 on Form 10-Q/A.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date of the Form 10-Q, does not reflect events that may have occurred subsequent to the Original Filing Date and does not modify or update in any way disclosures made in the original Form 10-Q and the subsequent amendments.

Exhibits

3.1	Articles of Incorporation(1)
3.2	Amendment to the Articles of incorporation (2)
3.3	Amendment to the Articles of incorporation (3)
3.4	Certificate of Correction (8)
3.5	Certificate of Designation (12)
3.6	Bylaws(1)
3.7	Certificate of Designation filed with the Secretary of State July 23, 2014
10.2	Joint Venture Agreement with Leadwill Corporation (1)
10.3	Exclusive International Distributorship Agreement with Leadwill Corporation (1)
10.4	Exclusive Technology License Agreement (1)
10.5	Exclusive Distributorship Agreement with Epik Investments Limited (1)
10.6	Joint Venture Agreement with LifeTech Japan Corporation (1)
10.7	Exclusive Technology License Agreement with LifeTech Japan Corporation (1)
10.8	Distributorship Partnership Agreement with SunPlex Limited (1)
10.9	Debt Assignment, Consent and Release Agreement (1)
10.10	Exclusive International Distributorship Agreement (1)
10.11A	Amended to Stock Purchase Agreement
10.11	Share Cancellation/Exchange/Return To Treasury Agreement(3)
10.12	Employment Agreement with Mark James Linkhorst (5)
10.13	Stock Purchase Agreement with the shareholders of Vapolution, Inc.(6)
10.14	Section 351 Contribution Agreement With Vitacig, Inc.(4)
10.15	Consulting Agreements (7)
10.16	Share Cancellation/Exchange/Return To Treasury Agreement(8)
10.17	Amendment to Stock Purchase Agreement with Vapolution shareholders (9)
10.18	Employment Agreement with Patrick J. Lucey (10)
10.19	Lock Up Agreement with Paul Rosenberg (11)
10.20	Amendment to Stock Purchase Agreement with Vapolution shareholders (12)
10.21	Securities Purchase Agreement(13)
14	Code of Ethics (12)
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document (14)
101.SCH	XBRL Taxonomy Extension Schema Document (14)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (14)
101.LAB	XBRL Taxonomy Labels Linkbase Document (14)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (14)
101.DEF	XBRL Definition Linkbase Document (14)

(1)	Incorporated by references to our Amended Annual Report on Form 10-K/A, filed on April 14, 2014.
(2)	Incorporated by reference to our Current Report on Form 8-K, filed on August 6, 2013.
(3)	Incorporated by references to our Quarterly Report on Form 10-Q, filed on September 23, 2013.
(4)	Incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2014.
(5)	Incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2014.
(6)	Incorporated by reference to our Current Report on Form 8-K/A, filed on April 23, 2014.
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q/A, filed on May 29, 2014.
(8)	Incorporated by reference to our Current Report on Form 8-K/A, filed on May 29, 2014.
(9)	Incorporated by reference to our Current Report on Form 8-K/A, filed on May 30, 2014.
(10)	Incorporated by reference to our Current Report on Form 8-K, filed on July 10, 2014.
(11)	Incorporated by reference to our Current Report on Form 8-K, filed on July 18, 2014.
(12)	Incorporated by references to our Annual Report on Form 10-K, filed on August 13, 2014.
(13)	Incorporated by reference to our Quarterly Report on Form 10-Q/A, filed on December 30, 2014.
(14)	Incorporated by reference to our Quarterly Report on Form 10-Q/A, filed on January 30, 2015.
*Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 13, 2015	/s/ Paul Rosenberg
Paul Rosenberg
President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director (Principal Executive Officer)