Form 10-Q
period 2015-01-31
mCig, Inc.
filed 2015-03-23
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2015.

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

Large accelerated filer ☐	Accelerated filer ☐
Non–Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☐    No  ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 23, 2015
Common stock, $0.0001 par value	272,986,495
Transitional Small Business Disclosure Format Yes  No ☒

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended April 30, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the nine months ended January 31, 2015 are not necessarily indicative of the results that can be expected for the year ending April 30, 2015.

mCIG, Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31,	April 30,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash	$ 206,994	$ 358,839
Accounts receivable	38,922	41,098
Inventory	91,012	138,657
Prepaid expenses	434,231	6,253
Total current assets	771,159	544,847

PROPERTY, PLANT, AND EQUIPMENT	1,770	-

Advances from Vitacig, Inc.	100,264	-
Intangible assets, net	6,927	11,848
Investment in Vitacig	9,006	-
Investment in Vapolution	625,000	625,000

TOTAL ASSETS	$ 1,514,126	$ 1,181,695

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 3,783	$ 132,756
Deferred revenue	-	4,141
Due to related party	10,000	3,000
Total current liabilities	13,783	139,897
TOTAL LIABILITIES	13,783	139,897

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 23,000,000 shares issued and outstanding	2,300	2,300
Common stock, $0.0001 par value, 560,000,000 shares authorized; 272,986,495 and 270,135,000 issued and outstanding	27,299	27,014
Stock payable	23,023	-
Additional paid-in capital	4,399,693	1,394,137
Accumulated deficit	(2,951,972)	(381,653)
Total stockholders' equity	1,500,343	1,041,798
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,514,126	$ 1,181,695
The accompanying notes are an integral part of these unaudited consolidated financial statements.

mCIG, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014

REVENUES	$ 88,119	$ 73,920	$ 444,136	$ 99,600
COST OF REVENUES	27,518	30,420	194,151	30,420

GROSS PROFIT	60,601	43,500	249,985	69,180

OPERATING EXPENSES:
Selling, general and administrative	118,260	21,807	343,795	56,260
Consulting	684,251	18,158	2,479,974	34,058
Amortization and depreciation	1,690	1,294	5,542	3,881
Total operating expenses	804,201	41,259	2,829,311	94,199
OPERATING LOSS	(743,600)	2,241	(2,579,326)	(25,019)

NET LOSS	$ (743,600)	$ 2,241	$ (2,579,326)	$ (25,019)

NET LOSS PER COMMON SHARE:
Basic	$ (0.00)	$ 0.00	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER COMMON SHARES OUTSTANDING
Basic	271,760,634	270,000,000	178,674,378	270,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

mCIG, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	NINE MONTHS ENDED
	January 31,
	2015	2014

Net Loss	$(2,579,326)	$(25,019)

Adjustments to reconcile net loss from continuing operations to net cash from operating activities:
Depreciation and amortization	4,942	3,881
Share-based compensation	2,479,974	34,059
Changes in operating assets and liabilities:
Accounts receivables	2,176	(6,309)
Prepaid expenses	(5,325)	-
Inventory	47,645	(11,560)
Accounts payables and accrued liabilities	(128,973)	5,969
Deferred revenue	(4,141)	(37,500)
Net cash (used in) operating activities	(183,028)	(36,479)

CASHFLOWS FROM INVESTING ACTIVITIES:
Advances to Vitacig Inc.	(100,264)	-
Purchase of furniture and fixtures	(1,791)	-
Purchase of intangible asset	-	(9,955)
Spin off of Vitacig	26,238	-
Net cash used in investing activities	(75,817)	(9,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer	7,000	-
Capital contribution from officer	100,000	-
Proceed from convertibe note related party	-	65,050
Net cash provided by financing activities	107,000	65,050

INCREASE (DECREASE) IN CASH	(151,845)	18,616
CASH, BEGINNING OF PERIOD	358,839	3,600
CASH, END OF PERIOD	$206,994	$22,216

SUPPLEMENTAL DISCLOSURE
Interest paid	$-	$-
Taxes paid	$-	$-

NONCASH OPERATING, INVESTING, AND FINANCING ACTIVITIES

Write-off of related party debt to additional paid-in capital	$3,156,218	$5,000
Prepaid stock based compensation expensed in current period	$(422,652)	$-
Debt forgiveness	$-	$172,678
Investment in Vitacig, Inc.	$9,006	$-
Reclass debt forgiven to note payable	$476,872	$-
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCIG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANAURY 31, 2015 AND 2014

(Unaudited)

NOTE 1- DESCRIPTION OF BUSINESS

mCig, Inc. (mCig) was incorporated in the State of Nevada on December 30, 2010 originally under the name Lifetech Industries, Inc. Effective August 2, 2013, the name was changed from "Lifetech Industries, Inc." to "mCig, Inc." reflecting the new business model. Since October 2013, mCig, Inc. has positioned itself as a technology company focused on two long-term secular trends: (1) the decriminalization and legalization of marijuana for medicinal or recreational purposes - legalizing medicinal and recreational marijuana usage is steadily on the rise not only domestically but also internationally. Marijuana has been decriminalized in over twenty countries, in over five continents. Twenty-three states and the District of Columbia currently have laws legalizing marijuana in some form (See http://www.governing.com/gov-data/safety-justice/state-marijuana-laws-map-medical-recreational.html, which website is not incorporated into this filing). Management believes that by 2016 it is very likely that many more States will legalize the use and sale of recreational marijuana in forms similar to the States of Washington, Alaska, Oregon, and Colorado or the District of Columbia. (2) The adoption of electronic vaporizing cigarettes (commonly known as “eCigs”), as smokers move away from traditional cigarettes onto e-cigarettes. Smoking tobacco causes numerous health problems, including disease and death. Smoking becomes very addicting quickly, and the most difficult part is cessation. The Company contends that E-cigarettes offer a safer and healthier alternative to traditional tobacco cigarettes. E-cigarettes operate by heating a mixture of liquid nicotine and flavoring, which is then inhaled and exhaled in the same manner as a cigarette. However, e-cigarettes do not contain any tobacco or other dangerous additives. Scientific research has shown that the leading cause of cancer in smokers comes from the carcinogens in tobacco. As the movement towards personal health grows, smokers are trying to quit their harmful habits. Management believes that E-cigarettes provide a safe transition from harmful traditional cigarettes.

All agreements related to the Lifetech business were terminated and closed as of April 30, 2014. There is no impact on the current and future operations because all of these agreements are related to the previous business directions of the Company.

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

On January 23, 2014, the Company signed a Stock Purchase Agreement with Vapolution, Inc. which manufactures and retails home-use vaporizers. In accordance with this agreement mCig, Inc. acquired 100% of Vapolution, Inc.; as part of this transaction mCig, Inc. issued 5,000,000 shares to shareholders of Vapolution, Inc. The shareholders of Vapolution, Inc. retain the right to rescind the transaction, which expired on January 23, 2015 but was extended to May 23, 2015 based on an Amended Stock Purchase Agreement executed on May 23, 2014. On January 23, 2014, Paul Rosenberg, CEO of mCig, Inc. cancelled an equal amount (2,500,000 shares) of common shares owned by him resulting in a net non-dilutive transaction to existing mCig, Inc. shareholders. The remaining 2,500,000 of common shares owned by Paul Rosenberg will be cancelled on the one year anniversary of the Amended Stock Purchase Agreement to offset the 2,500,000 new shares issued from the treasury to complete the purchase of Vapolution, Inc. The Company extended this agreement to May 15, 2015 while it negotiates new terms.

On February 24, 2014, the Company entered into a Contribution Agreement with VitaCig, Inc. In accordance with this agreement, VitaCig, Inc. accepted the contribution by mCig, Inc. of specific assets consisting solely of pending trademarks for the term “VitaCig” filed with the USPTO and $500 in cash as contribution in exchange for 500,135,000 shares of common capital stock representing 100% of the shares outstanding of VitaCig, Inc.

On November 28, 2014, mCig completed the spin-off of VitaCig, Inc. (the “Spin-off”). Effective as of 11:59 p.m., New York City time, on November 28, 2014  (the “Distribution Date”), the Company distributed 270,135,000 shares of common stock of VitaCig, Inc., par value $0.0001 per share (“VitaCig Common Stock”), to holders of mCig’s stockholders of record as a pro rata dividend.  The record date for the dividend was November 28, 2014. The Ex-Dividend Date was set for November 25, 2014. mCig stockholders received one share of VitaCig Common Stock for every one share of common stock, par value $0.0001 per share, of mCig.  The Spin-off was completed for the purpose of legally and structurally separating VitaCig, Inc. from mCig. MCig retained 230,000,000 shares of common stock and remains as a controlling shareholder. The shares of common stock to be received by mCig shareholders were registered on a Form S-1 filed by VitaCig and declared effective by the Securities and Exchange Commission on November 5, 2014.

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

Operating results for the nine months ended January 31, 2015 are not necessarily indicative of the results that may be expected for the year ending April 30, 2015. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for the year ended April 30, 2014 have been omitted; this report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended April 30, 2014 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has recurring losses from operations and an accumulated deficit at January 31, 2015 of $2,951,972 and needs additional cash to maintain its operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At January 31, 2015, cash and cash equivalents include cash on hand and cash in the bank and the FDIC insures these deposits up to $250,000.

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

The three-level hierarchy for fair value measurements is defined as follows:

• Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;

•Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table summarizes fair value measurements by level at January 31, 2015 and April 30, 2014 for assets measured at fair value on a recurring basis:
	Level 1	Level 2	Level 3	Total
At January 31, 2015
Investment and intangible	$-	$-	$640,933	$640,933
Cash			206,994	206,994
Total Investment and intangible	$-	$-	$847,927	$847,927

At April 30, 2014
Investment and intangible	$-	$-	$636,848	$636,848
Cash			358,839	358,839
Total Investment and intangible	$-	$-	$995,687	$995,687

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

The Company uses the two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At January 31, 2015, the Company did not record any liabilities for uncertain tax positions.

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

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. Management reviews mCig’s reserves at least quarterly to ensure that its accruals are adequate in meeting expected future warranty obligations, and the Company will adjust its estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that are recorded may be material. Because of the nature of its products, customers are made aware that as soon as a mCig is packed with marijuana, they automatically void their warranty, primarily because it is against federal laws to mail a product that has been in proximity of marijuana. As a result, the products that can be returned as a warranty replacement is extremely limited.. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report as of Quarter Ended January 31, 2015. Based on these actual expenses, the warranty reserve, as estimated by management as of Quarter Ended January 31, 2015 was at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

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

Product exchanges and product returns

The total for product exchanges and product returns as of January 31, 2015 were minimal. As a result, all product exchanges and product returns were recorded as a reduction to revenues.

Deferred Revenue

Deferred revenue result from fees billed to customers for which revenue has not yet been recognized or for which the conditions of the arrangement have been modified. The Company recognizes revenue when earned and defers revenues that are unearned.

The Company has deferred revenue of $0 as of January 31, 2015 and $4,141for April 30, 2014

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

The Company has 23,000,000 preferred shares that can be converted subject to the limitation of the Company’s authorized shares at 1 preferred share for 10 common shares. The conversion can only take place with the approval of the Board of Directors after the expiration of the lock up agreement on April 30, 2015. The preferred shares are anti-dilutive due to the losses the Company has incurred for the periods ended January 31, 2015 and 2014.

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

NOTE 5 – PROPERTY PLANT AND EQUIPMENT

The following is a detail of software at January 31, 2015 and April 30, 2014:

	January 31, 2015	April 30, 2014
Furniture & Fixtures	$1,792	$-
Total property plant and equipment	1,792	-
Accumulated depreciation of fixed assets	(22)	(-)
Total intangible assets	$1,770	$-
Depreciation expense for January 31, 2015 is $22. NOTE 6 – INTANGIBLE The following is a detail of software at January 31, 2015 and April 30, 2014:
	January 31, 2015	April 30, 2014
Website	$19,510	$19,510
Total intangible assets	19,510	19,510
Accumulated amortization of intangible assets	(12,583)	(7,662)
Total intangible assets	$6,927	$11,848

Amortization expense for the nine months ended January 31, 2015 and 2014 is $4,921 and $3,881 respectively.

Website development costs

Under the provisions of FASB-ASC Topic 350, the Company previously capitalized costs of design, configuration, coding, installation, and testing of the Company’s website up to its initial implementation. Costs will be amortized to expense over an estimated useful life of three years using the straight-line method. Ongoing website post- implementation cost of operations, including training and application, are expensed as incurred. The Company evaluates the recoverability of website development costs in accordance with FASB-ASC Topic 350. As of January 31, 2015, management does not believe that there is a need for the impairment of costs incurred towards the development of its website.

NOTE 7 – INVESTMENTS

	January 31, 2015	April 30, 2014
Vitacig investment	$9,006	$-
Vapolution investment	625,000	625,000
Total investments	$634,006	$625,000

Investment in Vapolution

The Company has determined the appropriate way to report its deposit in Vapolution using the cost method of accounting. Specifically, as reported Per ASC 325-20-25-1, the fair value of restricted stock is not readily determinable since the seller has the right to rescind the agreement effective through January 23, 2015. Therefore the Company has recorded this as a deposit on the cost method, mCig reported its deposit in Vapolution as of January 31, 2015 and April 30, 2014 in the amount of $625,000. The Company issued the 2,500,000 in common stock as a deposit and the transaction with Vapolution will then be finally transacted on May 23, 2015 in accordance with the Amended Stock Purchase Agreement when the right to rescind the transaction has expired. The right to rescind has expired but the parties are in the process of renegotiating the terms of the agreement therefore the Company will continue to treat this as an investment until final negotiations and terms have been met.

The Company has treated this transaction as a deposit since the payment of the 2,500,000 million shares is a pre-closing deposit. The Company will true up the remaining balance of the shares to be issued in May of 2015 in accordance with the Amended Stock Purchase Agreement after the right to rescind the transaction has expired as noted in the Amended Stock Purchase Agreement. The Company intends to revalue the transaction in May based up on the current performance of the operations. The Company does not presently have control of Vapolution and will not until the final closing of this transaction. At that time the Company will treat this acquisition in May of 2015 as an investment until final negotiations and terms have been met.

Investment in Vitacig, Inc.

mCig, Inc. owns 47% of VitaCig and reports this ownership on the equity method of accounting. mCig has no control over VitaCig in the ownership or the control of the Company. The Company has an original investment of $9,390 and the consolidated portion of the VitaCig, Inc. where the profit of 18,396 is off set showing a balance of$9,006. The Company continues their relationship with VitaCig, Inc. but has no control over any part of VitaCig except as a majority shareholder and Paul Rosenberg is a member of the VitaCig Board of Directors. The executive officers and other director of VitaCig are not officers or directors of mCig.

NOTE 8 – RELATED PARTY TRANSACTIONS

Stock Issued for Services

During the nine months ended January 31, 2015, the Company issued 7,517,005 shares of common stock as compensation from the Company’s Chief Executive Officer’s personal shares as a loan to the Company. The shares were originally issued as additional paid in capital but management reviewed the accounting treatment and reclassified those shares as a loan from the Company’s Chief Executive Officer. The fair values of the shares were a total of $3,019,307 and were recorded at the market price on the date of grant. The Company recorded this fair value as a loan from the Company’s Chief Executive Officer and in January of 2015 the Company’s Chief Executive Officer forgave this debt and we recorded that as an adjustment to Additional Paid in Capital. The issuances of stock were as follows:

Date	Number of Shares	Fair Value	Description of Services
August 29, 2014	324,009	$94,465	Compensation to consultants
September 30, 2014	357,984	91,475	Compensation to consultants
October 31, 2014	1,022,353	152,893	Compensation to consultants
Reclass of stock issued in 1st Quarter to note payable	5,812,659	2,680,474	Compensation to consultants
Stock issued to individual investor	714,286	100,000	Stock issued for cash to our CEO loan to the Company and our CEO forgave the debt.
Total	8,231,291	$3,119,307

During the year ended April 30, 2014, the Company issued 1,491,224 shares of common stock as compensation and cash. The shares were issued from the Company’s Chief Executive Officer’s personal shares as a loan to the Company. The shares were originally issued as additional paid in capital but management reviewed the accounting treatment and reclassed those shares as a loan to the Company’s Chief Executive Officer’s personal. The fair values of the shares were a total of $476,872 and were recorded at the market price on the date of grant. On April 14, 2014, the Company issued 750,000 shares of common stock at $0.4 per share in accordance with a Security Purchase Agreement between mCig, Inc. and an institutional investor as part of the Company's deployment of a national market strategy dated as of April 14, 2014. Simultaneously, the Company’s Chief Executive Officer cancelled an equal amount of shares (750,000) owned by him, resulting in a net non-dilutive transaction to existing mCig, Inc. shareholders. These shares were valued at $300,000 based on the price at $0.4 per share. It was considered as capital contribution.

Date	Number of Shares	Fair Value	Description of Services
Reclass of stock issued in year ended April 30, 2014 to note payable	1,191,224	176,872	Compensation to consultants
Stock issued for cash	750,000	300,000	Stock issued for cash
Total	1,494,224	$476,872

As of December 1, 2014, the Company issued 293,636 shares of common stock as compensation. The shares were issued from the Company’s Chief Executive Officer’s personal shares as a loan to the Company. The fair values of the shares were a total of $136,911 and were recorded at the market price on the date of grant.

Date	Number of Shares	Fair Value	Description of Services
Stock issued by CEO for services	293,636	136,911	Compensation to consultants
Total	293,636	$136,911

As at January 31, 2015,the Company’s Chief Operating Officer has advanced a non-interest bearing loan of $10,000 to the Company which is due upon demand.

In December 2014, the Company issued 9,011,229 common stock to the Company’s Chief Executive Officer as repayment of debt and the Company’s Chief Executive Officer immediately cancelled those shares into treasury. The entire debt owed to our Chief Executive Office is paid in full and there is no outstanding balance as of December 22, 2014.

On November 28, 2014, mCig completed the spin-off of VitaCig, Inc. (the “Spin-off”). Effective as of 11:59 p.m., New York City time, on November 28, 2014  (the “Distribution Date”), the Company distributed 270,135,000 shares of common stock of VitaCig, Inc., par value $0.0001 per share (“VitaCig Common Stock”), to holders of mCig’s stockholders of record as a pro rata dividend.  The record date for the dividend was November 28, 2014. The Ex-Dividend Date was set for November 25, 2014. mCig stockholders received one share of VitaCig Common Stock for every one share of common stock, par value $0.0001 per share, of mCig.  The Spin-off was completed for the purpose of legally and structurally separating VitaCig, Inc. from mCig. MCig retained 230,000,000 shares of common stock and remains as a controlling shareholder. The shares of common stock to be received by mCig shareholders were registered on a Form S-1 filed by VitaCig and declared effective by the Securities and Exchange Commission on November 5, 2014.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On September 18, 2014, the Company entered into an exclusive sales agreement with Omni Cam to become exclusive distributor for the Product in Korea. The Company agreed to manufacture product to meet Omni Cam’s purchase agreement including material, equipment and other supplies. The purchase price of the product is based on products being packaged in VitaCig design. The agreement is a 2 year agreement in which Omni Cam agreed to purchase from mCig 100% of requirements. The purchase price shall be $3.00 per unit and cannot change without notice to Omni Cam in writing within 120 days. Omni Cam must purchase $350,000 worth of products within 6 months. The initial order to execute this contact should be for $100,000 worth of product; there was no other product purchase before January 2014.

NOTE 10 - EQUITY

As of January 31, 2015, the Company was authorized to issue 560,000,000 common shares and 23,000,000 preferred shares at a par value of $0.0001.

During the nine months ended January 31, 2015, the Company issued 2,851,495 shares of common stock as compensation. The shares were issued from the Company. The fair values of the shares were a total of $406,661 and were recorded at the market price on the date of grant. The issuances of stock were as follows:

Date	Number of Shares	Fair Value	Description of Services
December 9, 2014	531,621	$85,325	Compensation to consultants
December 31, 2014	1,306,050	168,481	Compensation to consultants
January 31, 2015	1,013,824	152,854	Compensation to consultants
Total	2,851,495	$406,661

The Company has prepaid common stock of $429,230 that has been issued to consultants and employees from the Company’s Chief Executive Officer’s common stock. The shares are earned in accordance with their agreements and are earned by the employees’ and consultants in less than a year. These shares have been issued from the Company’s Chief Executive Officer’s common stock and recorded as part of the related party note. (See Note 7).

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock, at $0.0001 par value and 23,000,000 are issued and outstanding as of January 31, 2015. Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock. All 23,000,000 shares of preferred stock were granted to the Company’s Chief Executive Officer on September 23, 2013, which was valued at $2,300, the price of the common stock of $0.0001 exchanged in the transaction.

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

On April 10, 2014, the Share Cancellation / Exchange / Return to Treasury Agreement were amended. Under terms of the amended agreement, all or any part of the Preferred Shares held by Shareholder can be converted at any time or from time to time, and can be exchanged for a stated number of the Company's Common Stock Shares. The amendment was rejected by the State of Nevada as the conversion did not have a stated number of shares that converts and thus was invalid.

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

NOTE 11 – SUBSEQUENT EVENTS

On February 3, 2015, the Company (the “Company”) executed a Product Distribution Agreement (“Distribution Agreement”) with Café Serendipity Holdings, Inc. (f/k/a Force Fuels, Inc.) (“Café”).

In accordance with the Distribution Agreement, the Company will sell its products and can sell VitaCig, Inc. (a controlled entity) products to Café, pursuant to the terms and conditions of the Distribution Agreement, including but not limited to, providing sixty (60) percent of the products carried in the Café stores and the right of first refusal to provide needed products to Café. The Distribution Agreement can be terminated by either party with notice except that Café cannot terminate the Distribution Agreement for the initial fifteen (15 months).

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the Distribution Agreement.

On February 3, 2015, the Company executed an Agreement for the Exchange of Securities (“Agreement”) with Café.

The Agreement provides, among other things, that (i) the Café will issue ten million (10,000,000) restricted shares of Café common stock to mCig, (ii) mCig will issue three million (3,000,000) restricted shares of mCig’s Common stock to Café, subject to satisfaction of certain conditions, including but not limited to, confirmation of the filing of Form 10 or a Registration Statement on Form S-1 by Café such that Café becomes a reporting company on equal status with mCig and appointment of a designee of the Company to the Board of Directors of Café (with best efforts used to retain this designee during the duration of the time in which the Company holds Café shares of common stock or three (3) years, whichever is sooner). If the Agreement conditions are not satisfied or waived on or before December 31, 2015, the obligations of the parties will terminate.

On March 5, 2015, the Company announced an initial CBD (or cannabidiol) product order estimated, but not guaranteed, to be, worth more than $1.2 million.  mCig, Inc. also announces that it is finalizing a nationwide wholesale agreement with two large national distributors to supply these high-demand CBD products to more than 1,000 retail store locations to start. No assurances can be provided that this order will be finalized or profitable. An agreement with Café Serendipity will  allow cross promotion and selling of products to thousands of dispensary locations nationwide.

* * * * * * * * * * * *

In this Quarterly Report on Form 10-Q, “we,” “our company,” “us,” and “our” refer to mCig, Inc. and its subsidiaries, unless the context requires otherwise.

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

Our Business

We were incorporated as mCig, Inc. (mCig) in the State of Nevada on December 30, 2010 originally under the name Lifetech Industries, Inc. Effective August 2, 2013, our name was changed from "Lifetech Industries, Inc." to "mCig, Inc." reflecting our new business model. Since October 2013, we have positioned ourselves as a technology company focused on two long-term secular trends sweeping the globe: (1) The decriminalization and legalization of marijuana for medicinal or recreational purposes (2) The adoption of electronic vaporizing cigarettes (commonly known as “eCigs”) by the world’s smokers. The FDA has indicated that e-cigarettes and their potential risks have not been fully studied. Since e-cigarettes are new, their long-term effects are not well known, including the potential risks of e-cigarettes when used as intended and how many potentially harmful chemicals are being inhaled during use. However, even with the limited research that we have now, it is believed that e-cigarettes are still much safer and healthier than traditional cigarettes. The largest health benefit of e-cigarettes is when used as a smoking cessation tool. The leading cause of disease from smokers is caused by the tar found in cigarettes, which e-cigarettes do not have.

On January 23, 2014, through a Stock Purchase Agreement with Vapolution, Inc., we made a down payment towards the acquisition of Vapolution, Inc. Upon closing of this transaction on January 23, 2015 (subsequently amended to May 23, 2015) we can acquire all of Vapolution, Inc.’s issued and outstanding shares in exchange for an aggregate of 5,000,000 shares of our common stock at a market value of $0.25 per share on the date of the closing of the acquisition. Upon closing the acquisition January 23, 2015(subsequently amended to May 23, 2015), Vapolution will become a wholly owned subsidiary. The shareholders of Vapolution, Inc. retain the right to rescind the transaction on or before January 23, 2015 (subsequently amended to May 23, 2015).

On January 23, 2014, Paul Rosenberg, our Chief Executive Officer, cancelled an equal amount (2,500,000 shares) of common shares owned by him resulting in a net non-dilutive transaction to our existing shareholders. The remaining 2,500,000 of common shares owned by Paul Rosenberg will be cancelled on the one year anniversary of the agreement on January 23, 2015(subsequently amended to May 23, 2015), to offset the 2,500,000 new shares to be issued from the treasury for the completion of the acquisition of Vapolution. Since only half of the agreed upon shares had been paid out by us to the previous owners of Vapolution, Inc. as on July 31, 2014 as part of the agreed upon purchase price, only half of the purchase price ($625,000) was reported on our balance sheet as investment in Vapolution, Inc. at the quarter end date.

The remaining purchase price of 2,500,000 shares of our common stock will be recognized in the amount of $625,000 on our balance sheet on the commencement date of January 23, 2015(subsequently amended to May 23, 2015). At that time, we intend to satisfy all requirements necessary to consolidate Vapolution audited year-end results as part of our financials. On May 23, 2014, the parties to the agreement agreed to amend the original Stock Purchase Agreement. Per the Amended Stock Purchase Agreement executed as of May 23, 2014, a clarification was made to the agreement that more appropriately expresses the spirit of the transaction as agreed upon by us and the previous owners of Vapolution, Inc.

Future Acquisitions

As part of its business plan, management is looking to acquire interests in all or part of related business entities, increase its employee and consultant base through engaging personnel knowledgeable in our field, release new products, filing patents, and establish retail outlets. At this time, any discussions are preliminary and there can be no assurances that any acquisitions will be finalized. For example, we have appointed Michael Snody to the position of Chief Research and Development Officer. Mr. Snody will run our company's new metalworks and hardware division and this will be the first division that concentrates on American-made products. On December 11, 2014, together with our 47% owned affiliate VitaCig, Inc., we launched a jointly operated retail outlet at the world renowned Dolby Theater (formerly known as the Kodak Theatre) located in the heart of Hollywood alongside the "Walk of Fame", at the Hollywood & Highland Mall.

On March 5, 2015, the Company announced an initial CBD (or cannabidiol) product order estimated, but not guaranteed, to be, worth more than $1.2 million.  mCig, Inc. also announces that it is finalizing a nationwide wholesale agreement with two large national distributors to supply these high-demand CBD products to more than 1,000 retail store locations to start. No assurances can be provided that this order will be finalized or profitable.

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

Results of Operations for the Three Months Ended January 31, 2015 and 2014

Revenue increased to $88,119 from $73,920 for the three months ended January 31, 2015 and 2014, respectively. Our revenues increased as a result of higher sales activity during the three months ended January 31, 2015 compared to the three months ended January 31, 2014.

Cost of revenue was $27,518 and $30,420 for the three months ended January 31, 2015 and 2014, respectively. Our cost of revenue was related to the cost of production.

Selling, general and administrative expenses increased to $118,260 from $21,807 for the three months ended January 31, 2015 and 2014, respectively. The increase in our selling, general and administrative expenses is related to the contract services, investor relations, legal and accounting in the three months ended January 31, 2015.

Consulting costs increased to $684,251 from $18,158 for the three months ended January 31, 2015 and 2014, respectively. Our consulting costs increase is related to increase in salaries and primarily from common stock issued for services from our Chief Executive Officer.

Depreciation and amortization was $1,690 and $1,294 for the three months ended January 31, 2015 and 2014, respectively. Our depreciation and amortization was related to the changes in our fixed and intangible assets.

Results of Operations for the Nine months Ended January 31, 2015 and 2014

Revenue increased to $444,136 from $99,600 for the nine months ended January 31, 2015 and 2014, respectively. Our revenues increased as a result of higher sales activity during the nine months ended January 31, 2015 compared to the nine months ended January 31, 2014.

Cost of revenue increased to $194,151 from $30,420 for the nine months ended January 31, 2015 and 2014, respectively. Our cost of revenue was related to the cost of production.

Selling, general and administrative expenses increased to $343,795 from $56,260 for the nine months ended January 31, 2015 and 2014, respectively. The increase in our selling, general and administrative expenses are related to the salaries and bonuses of management, contract services, accounting fees, investor relations, and legal costs in the nine months ended January 31, 2015.

Consulting costs increased to $2,479,974 from $34,058 for the nine months ended January 31, 2015 and 2014, respectively. Our consulting costs increase is related to increase in salaries and primarily from common stock issued for services from our Chief Executive Officer and more recently stock issued from the Company.

Depreciation and amortization was $5,542 and $3,881 for the nine months ended January 31, 2015 and 2014, respectively. Our depreciation and amortization was related to the changes in our fix and intangible assets.

Liquidity and Capital Resources

We expect to incur substantial expenses and generate significant operating losses as we continue to grow our operations, as well as incur expenses related to operating as a public company and compliance with regulatory requirements. At January 31, 2015, we had cash of $206,994.

We have an accumulated deficit at January 31, 2015 of $2,951,972 and need additional cash flows to maintain our operations.

Sources of Cash

The Company has advances from our Chief Operating Officer of an aggregate of $10,000.

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

Cash Flow

The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Nine months Ended
	January 31, 2015	January 31, 2014

Net cash provided by (used in):
Operating activities	$(183,028)	$(36,479)
Investing activities	(75,817)	(9,955)
Financing activities	107,000	65,050

Operating Activities

Cash flows from operating activities. Our cash (used in) provided by operating activities were ($183,028) and $(36,479) for the nine months ended January 31, 2015 and 2014, respectively. The increase in cash provided by operations was primarily attributable to the increase of revenue.

Investing Activities

Cash flows from investing activities. Our cash used in investing activities were $75,817 and $9,955 for the nine months ended January 31, 2015 and 2014, respectively. The increase in cash used in investing activities was primarily attributable to the purchase of furniture and fixtures of $1,791 and advances to Vitacitg, Inc. of $100,264 and $26,238 towards spin off of Vitacig as compared to the purchase of $12,600 of intangible assets for January 31, 2014.

Financing Activities

Cash flows from financing activities. Cash provided by financing activities was $107,000 and $42,885 for the nine months ended January 31, 2015 and 2014, respectively. We received cash from the advance from our Chief Operating Officer for the nine months ended January 31, 2015 and 2014, respectively. During the nine months ended January 31, 2014, we received $42,885 as advances from our Chief Executive Officer.

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

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting were not effective as of January 31, 2015. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

(b) Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the nine months ended January 31, 2015, the Company issued 2,851,495 shares of common stock as compensation. The shares were issued from the Company. The fair values of the shares were a total of $406,661 and were recorded at the market price on the date of grant. The issuances of stock were as follows:

Date	Number of Shares	Fair Value	Description of Services
December 9, 2014	531,621	$85,325	Compensation to consultants
December 31, 2014	1,306,050	168,481	Compensation to consultants
January 31, 2015	1,013,824	152,854	Compensation to consultants
Total	2,851,495	$406,661

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the nine months ended January 31, 2015.

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

Date: March 23, 2015	MCIG, Inc. By: /s/ Paul Rosenberg
Paul Rosenberg
Chief Executive Officer (Principal Executive Officer)

Date: March 23, 2015	MCIG, Inc. By: /s/ Paul Rosenberg
Paul Rosenberg
Chief Financial Officer (Principal Accounting Officer)