Form 10-Q/A
period 2015-01-31
mCig, Inc.
filed 2015-03-25
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Amendment #1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☐    No  ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 25, 2015
Common stock, $0.0001 par value	272,986,495

Transitional Small Business Disclosure Format Yes  No ☒

Explanation Note

mCig, Inc. (the “Company”) is filing this Amendment #1 on Form 10-Q/A (the Amendment”) to the Company’s quarter report on Form 10-Q for the period ended January 31, 2015 (the “Form 10-Q”), filed with the Securities and Exchange Commission on March 23, 2015 (the “Original Filing Date”), solely for the purpose of furnishing Exhibits 31.1, 31.2, 32.1 and 32.2. Per the original 10-Q filing, due to technical difficulties, these exhibits were left out as part of the filing. As a result, this Amendment #1 corrects this issue.

No other changes were made as part of this 10-Q Amendment #1. This Amendment speaks as of the Original Filing Date of the Form 10-Q, does not reflect events that may have occurred subsequent to the Original Filing Date and does not modify or update in any way disclosures made in the original Form 10-Q and the subsequent amendments.

MCIG, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2015 AND 2014

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

MCIG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JANAURY 31, 2015 AND 2014

(Unaudited)

NOTE 1- DESCRIPTION OF BUSINESS

mCig, Inc. (mCig) was incorporated in the State of Nevada on December 30, 2010 originally under the name Lifetech Industries, Inc. Effective August 2, 2013, the name was changed from "Lifetech Industries, Inc." to "mCig, Inc." reflecting the new business model. Since October 2013, mCig, Inc. has positioned itself as a technology company focused on two long-term secular trends: (1) the decriminalization and legalization of marijuana for medicinal or recreational purposes - legalizing medicinal and recreational marijuana usage is steadily on the rise not only domestically but also internationally. Marijuana has been decriminalized in over twenty countries, in over five continents. Twenty-three states and the District of Columbia currently have laws legalizing marijuana in some form (See http://www.governing.com/gov-data/safety-justice/state-marijuana-laws-map-medical-recreational.html, which website is not incorporated into this filing). Management believes that by 2016 it is very likely that many more States will legalize the use and sale of recreational marijuana in forms similar to the States of Washington, Alaska, Oregon, and Colorado or the District of Columbia.  (2) The adoption of electronic vaporizing cigarettes (commonly known as “eCigs”), as smokers move away from traditional cigarettes onto e-cigarettes. Smoking tobacco causes numerous health problems, including disease and death. Smoking becomes very addicting quickly, and the most difficult part is cessation. The Company contends that E-cigarettes offer a safer and healthier alternative to traditional tobacco cigarettes. E-cigarettes operate by heating a mixture of liquid nicotine and flavoring, which is then inhaled and exhaled in the same manner as a cigarette. However, e-cigarettes do not contain any tobacco or other dangerous additives. Scientific research has shown that the leading cause of cancer in smokers comes from the carcinogens in tobacco. As the movement towards personal health grows, smokers are trying to quit their harmful habits. Management believes that E-cigarettes provide a safe transition from harmful traditional cigarettes.

All agreements related to the Lifetech business were terminated and closed as of April 30, 2014. There is  no impact on the current and future operations because all of these agreements are related to the previous business directions of the Company.

We manufacture and retail the mCig – an affordable loose-leaf eCig. Designed in the USA – the mCig provides a smoking experience by heating plant material, waxes, and oils delivering, in the Company’s opinion, a smoother inhalation experience. The Company also maintains an investment in Vapolution, Inc. which manufactures and retails home-use vaporizers such as the Vapolution 2.0. Through VitaCig, Inc., in which the Company is a controlling shareholder, the Company is engaged in the manufacturing and retailing of a nicotine-free eCig that delivers a water-vapor mixed with vitamins and natural flavors.

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

On November 28, 2014, mCig completed the spin-off of VitaCig, Inc. (the “Spin-off”). Effective as of 11:59 p.m., New York City time, on November 28, 2014  (the “Distribution Date”), the Company distributed 270,135,000 shares of common stock of VitaCig, Inc., par value $0.0001 per share (“VitaCig Common Stock”), to holders of mCig’s stockholders of record as a pro rata dividend.  The record date for the dividend was November 28, 2014. The Ex-Dividend Date was set for November 25, 2014. mCig stockholders received one share of VitaCig Common Stock for every one share of common stock, par value $0.0001 per share, of mCig.  The Spin-off was completed for the purpose of legally and structurally separating VitaCig, Inc. from mCig. MCig retained 230,000,000 shares of common stock and remains as a controlling shareholder. The shares of common stock to be received by mCig shareholders were registered on a Form S-1 filed by VitaCig and declared effective by the Securities and Exchange Commission on November 5, 2014.

NOTE 2 – BASIS OF PRESENTATION OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the nine months ended January 31, 2015 are not necessarily indicative of the results that may be expected for the year ending April 30, 2015. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for the year ended April 30, 2014 have been omitted; this report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended April 30, 2014 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

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

These factors raise doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continued existence is dependent upon management’s ability to develop profitable operations, continued contributions from the Company’s executive officers to finance its operations and the ability to obtain additional funding sources to explore potential strategic relationships and to provide capital and other resources for the further development and marketing of the Company’s products and business.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the consolidated financial statements are published, and (iii) the reported amount of net revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of consolidated financial statements; accordingly, actual results could differ from these estimates.  The Company’s most significant estimates relate to the valuation of its proprietary technology and its valuation of its common stock.

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

The three-level hierarchy for fair value measurements is defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;
•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for services. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the number of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged against the allowance when it is probable the receivable will not be recovered.

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

Revenue Recognition

The Company’s  revenue recognition policy is in accordance with generally accepted accounting principles, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectability of revenue is reasonably assured.

Inventory

Inventory consists of finished product, mCig and VitaCig electronic vaporizing cigarettes valued at the lower of cost or market valuation under the first-in, first-out method of costing.

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. Management reviews mCig’s reserves at least quarterly to ensure that its accruals are adequate in meeting expected future warranty obligations, and the Company will adjust its estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that are recorded may be material. Because of the nature of its products, customers are made aware that as soon as a mCig is packed with marijuana, they automatically void their warranty, primarily because it is against federal laws to mail a product that has been in proximity of marijuana. As a result, the products that can be returned as a warranty replacement is extremely limited. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report as of Quarter Ended January 31, 2015. Based on these actual expenses, the warranty reserve, as estimated by management as of Quarter Ended January 31, 2015 was at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

It is likely that as we start selling higher priced products, that are not affected by federal shipping laws and/or are not single use items (such as eLiquid Juice Vaporizer), we will acquire additional information on the projected costs to service work under warranty and may need to make additional adjustments. Further, a small change in the Company’s warranty estimates may result in a material charge to the Company’s reported financial results.

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

The Company has deferred revenue of $0 as of January 31, 2015 and $4,141for April 30, 2014.

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

The Company has 23,000,000 preferred shares that can be converted subject to the limitation of the Company’s authorized shares at 1 preferred share for 10 common shares. The conversion can only take place with the approval of the Board of Directors after the expiration of the lock up agreement on April 30, 2015. The preferred shares are anti-dilutive due to the losses the Company has incurred for the periods ended January 31, 2015 and 2014.

Diluted loss per share is the same as basic loss per share during periods where net losses are incurred since the inclusion of the potential common stock equivalents would be anti-dilutive as a result of the net loss.

Concentration of Credit Risk

All of the Company’s cash and cash equivalents are maintained in regional and national financial institutions. The Company has exposure to credit risk to the extent that its cash and cash equivalents exceed amounts covered by the U.S. federal deposit insurance; however, the Company has not experienced any losses in such accounts. In management’s opinion, the capitalization and operating history of the financial institutions are such that the likelihood of material loss is remote.

Recent Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s financial position, operations or cash flows.

NOTE 5 – PROPERTY PLANT AND EQUIPMENT

The following is a detail of software at January 31, 2015 and April 30, 2014:

	January 31, 2015	April 30, 2014
Furniture & Fixtures	$1,792	$-
Total property plant and equipment	1,792	-
Accumulated depreciation of fixed assets	(22)	(-)
Total intangible assets	$1,770	$-

Depreciation expense for January 31, 2015 is $22.

NOTE 6 – INTANGIBLE

The following is a detail of software at January 31, 2015 and April 30, 2014:

	January 31, 2015	April 30, 2014
Website	$19,510	$19,510
Total intangible assets	19,510	19,510
Accumulated amortization of intangible assets	(12,583)	(7,662)
Total intangible assets	$6,927	$11,848

Amortization expense for the nine months ended January 31, 2015 and 2014 is $4,921 and $3,881 respectively.

NOTE 7 – INVESTMENTS

Website development costs

Under the provisions of FASB-ASC Topic 350, the Company previously capitalized costs of design, configuration, coding, installation, and testing of the Company’s website up to its initial implementation. Costs will be amortized to expense over an estimated useful life of three years using the straight-line method. Ongoing website post- implementation cost of operations, including training and application, are expensed as incurred. The Company evaluates the recoverability of website development costs in accordance with FASB-ASC Topic 350. As of January 31, 2015, management does not believe that there is a need for the impairment of costs incurred towards the development of its website.

The following is a detail of software and investment at January 31, 2015 and April 30, 2014:

	January 31, 2015	April 30, 2014
Vitacig investment	$ 9,006	$ -
Vapolution investment	625,000	625,000
Total investments	634,006	625,000

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

Investment in Vitacig, Inc.

mCig, Inc. owns 47% of VitaCigand reports this ownership on the equity method of accounting.  VitaCigs has no control over mCig in the ownership or the control of the Company.  The Company has an original investment of $9,390 and the consolidated portion of the VitaCigs, Inc. where the profit of 18,396 is off set showing a balance of$9,006.  The Company continues their relationship with VitaCigs, Inc. but has no control over any part of VitaCig except as a majority shareholder and  Paul Rosenberg is a member of the VitaCig Board of Directors. The executive officers and other director of VitaCig are not officers or directors of mCig.

NOTE 8 – RELATED PARTY TRANSACTIONS

Stock Issued for Services

During the nine months ended January 31, 2015, the Company issued 7,517,005 shares of common stock as compensation from the Company’s Chief Executive Officer’s personal shares as a loan to the Company. The shares were originally issued as additional paid in capital but management reviewed the accounting treatment and reclassified those shares as a loan from the Company’s Chief Executive Officer. The fair values of the shares were a total of $3,019,307 and were recorded at the market price on the date of grant. The Company recorded this fair value as a loan from the Company’s Chief Executive Officer  and in January of 2015 the Company’s Chief Executive Officer forgave this debt and we recorded that as an adjustment to Additional Paid in Capital.  The issuances of stock were as follows:

Date	Number of Shares	Fair Value	Description of Services
August 29, 2014	324,009	$94,465	Compensation to consultants
September 30, 2014	357,984	91,475	Compensation to consultants
October 31, 2014	1,022,353	152,893	Compensation to consultants
Reclass of stock issued in 1st Quarter to note payable	5,812,659	2,680,474	Compensation to consultants
Stock issued to Adam Chase Trust	714,286	100,000	Stock issued for cash to our CEO loan to the Company and our CEO forgave the debt.
Total	8,231,291	$3,119,307

During the year ended April 30, 2014, the Company issued 1,491,224 shares of common stock as compensation and cash. The shares were issued from the Company’s Chief Executive Officer’s personal shares as a loan to the Company. The shares were originally issued as additional paid in capital but management reviewed the accounting treatment and reclassed those shares as a loan to the Company’s Chief Executive Officer’s personal. The fair values of the shares were a total of $476,872 and were recorded at the market price on the date of grant. On April 14, 2014, the Company issued 750,000 shares of common stock at $0.4 per share in accordance with a Security Purchase Agreement between mCig, Inc. and an institutional investor as part of the Company's deployment of a national market strategy dated as of April 14, 2014. Simultaneously, the Company’s Chief Executive Officer cancelled an equal amount of shares (750,000) owned by him, resulting in a net non-dilutive transaction to existing mCig, Inc. shareholders. These shares were valued at $300,000 based on the price at $0.4 per share. It was considered as capital contribution.

Date	Number of Shares	Fair Value	Description of Services
Reclass of stock issued in year ended April 30, 2014 to note payable	1,191,224	176,872	Compensation to consultants
Stock issued for cash	750,000	300,000	Stock issued for cash
Total	1,494,224	$476,872

As of December 1, 2014, the Company issued 293,636 shares of common stock as compensation. The shares were issued from the Company’s Chief Executive Officer’s personal shares as a loan to the Company. The fair values of the shares were a total of $136,911 and were recorded at the market price on the date of grant.

Date	Number of Shares	Fair Value	Description of Services
Stock issued by CEO for services	293,636	136,911	Compensation to consultants
Total	293,636	$136,911

As at January 31, 2015,,the Company’s Chief Operating Officer has advanced a non-interest bearing loan of $10,000 to the Company which is due upon demand.

In December 2014, the Company issued 9,011,229 common stock to the Company’s Chief Executive Officer as repayment of debt and the Company’s Chief Executive Officer immediately cancelled those shares into treasury. The entire debt owed to our Chief Executive Office is paid in full and there is no outstanding balance as of December 22, 2014.

On November 28, 2014, mCig completed the spin-off of VitaCig, Inc. (the “Spin-off”). Effective as of 11:59 p.m., New York City time, on November 28, 2014  (the “Distribution Date”), the Company distributed 270,135,000 shares of common stock of VitaCig, Inc., par value $0.0001 per share (“VitaCig Common Stock”), to holders of mCig’s stockholders of record as a pro rata dividend.  The record date for the dividend was November 28, 2014. The Ex-Dividend Date was set for November 25, 2014. mCig stockholders received one share of VitaCig Common Stock for every one share of common stock, par value $0.0001 per share, of mCig.  The Spin-off was completed for the purpose of legally and structurally separating VitaCig, Inc. from mCig. MCig retained 230,000,000 shares of common stock and remains as a controlling shareholder. The shares of common stock to be received by mCig shareholders were registered on a Form S-1 filed by VitaCig and declared effective by the Securities and Exchange Commission on November 5, 2014.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On September 18, 2014, the Company entered into an exclusive sales agreement with Omni Cam to become exclusive distributor for the Product in Korea. The Company agreed to manufacture product to meet Omni Cam’s purchase agreement including material, equipment and other supplies. The purchase price of the product is based on products being packaged in VitaCig design. The agreement is a 2 year agreement in which Omni Cam agreed to purchase from mCig 100% of requirements. The purchase price shall be $3.00 per unit and cannot change without notice to Omni Cam in writing within 120 days. Omni Cam must purchase $350,000 worth of products within 6 months. The initial order to execute this contact should be for $100,000 worth of product; there was no other product purchase before January 2014.

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

The Company has prepaid common stock of $429,230 that has been issued to consultants and employees from the Company’s Chief Executive Officer’s common stock.  The shares are earned in accordance with their agreements and are earned by the employees’ and consultants in less than a year.  These shares have been issued from the Company’s Chief Executive Officer’s common stock and recorded as part of the related party note. (See Note 7)

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock, at $0.0001 par value and 23,000,000 are issued and outstanding as of January 31, 2015. Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock. All 23,000,000 shares of preferred stock were granted to the Company’s Chief Executive Officer on September 23, 2013, which was valued at $2,300, the price of the common stock of $0.0001 exchanged in the transaction.

On September 23, 2013, the Company entered into a Share Cancellation / Exchange / Return to Treasury Agreement with Paul Rosenberg, the Chief Executive Officer of mCig, Inc., for the cancellation of 230,000,000 shares of its common stock held by Mr. Rosenberg in exchange for 23,000,000 shares of the Company’s Series A Preferred Stock. Under the terms of the Agreement, the Preferred Shares only have voting rights and no right to convert to common stock in accordance with the Certificate of Certification filed with the State of Nevada on September 10, 2013. The Series A Preferred shares of mCig, Inc. carry ten (10) votes per each share of Preferred stock while mCig, Inc.’s common shares carry one (1) vote per each share outstanding.

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

NOTE 11 – SUBSEQUENT EVENTS

On February 3, 2015, the Company (the “Company”) executed a Product Distribution Agreement (“Distribution Agreement”) with Café Serendipity Holdings, Inc. (f/k/a Force Fuels, Inc.) (“Café”).

In accordance with the Distribution Agreement, the Company will sell its products and can sell VitaCig, Inc. (a controlled entity) products to Café, pursuant to the terms and conditions of the Distribution Agreement, including but not limited to, providing sixty (60) percent of the products carried in the Café stores and the right of first refusal to provide needed products to Café. The Distribution Agreement can be terminated by either party with notice except that Café cannot terminate the Distribution Agreement for the initial fifteen (15 months).

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the Distribution Agreement.

On February 3, 2015, the Company executed an Agreement for the Exchange of Securities (“Agreement”) with Café.

The Agreement provides, among other things, that (i) the Café will issue ten million (10,000,000) restricted shares of Café common stock to mCig, (ii) mCig will issue three million (3,000,000) restricted shares of mCig’s Common stock to Café, subject to satisfaction of certain conditions, including but not limited to, confirmation of the filing of Form 10 or a Registration Statement on Form S-1 by Café such that Café becomes a reporting company on equal status with mCig and appointment of a designee of the Company to the Board of Directors of Café (with best efforts used to retain this designee during the duration of the time in which the Company holds Café shares of common stock or three (3) years, whichever is sooner). If the Agreement conditions are not satisfied or waived on or before December 31, 2015, the obligations of the parties will terminate.

On March 5, 2015, the Company announced an initial CBD (or cannabidiol) product order estimated, but not guaranteed, to be, worth more than $1.2 million.  mCig, Inc. also announces that it is finalizing a nationwide wholesale agreement with two large national distributors to supply these high-demand CBD products to more than 1,000 retail store locations to start. No assurances can be provided that this order will be finalized or profitable.  An agreement with Café Serendipity will allow cross promotion and selling of products to thousands of dispensary locations nationwide.

* * * * * * * * * * * *

In this Quarterly Report on Form 10-Q, “we,” “our company,” “us,” and “our” refer to mCig, Inc. and its subsidiaries, unless the context requires otherwise.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, delayed payments of accounts receivables, technological developments, maintenance of relationships with key suppliers, changes to e-cigarette regulation or marijuana regulations, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended April 30, 2014, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Our Business

We were incorporated as mCig, Inc. (mCig) in the State of Nevada on December 30, 2010 originally under the name Lifetech Industries, Inc. Effective August 2, 2013, our name was changed from "Lifetech Industries, Inc." to "mCig, Inc." reflecting our new business model. Since October 2013, we have positioned ourselves as a technology company focused on two long-term secular trends sweeping the globe: (1) The decriminalization and legalization of marijuana for medicinal or recreational purposes (2) The adoption of electronic vaporizing cigarettes (commonly known as “eCigs”) by the world’s smokers. The FDA has indicated that e-cigarettes and their potential risks have not been fully studied. Since e-cigarettes are new, their long-term effects are not well known, including the potential risks of e-cigarettes when used as intended and how many potentially harmful chemicals are being inhaled during use. However, even with the limited research that we have now, it is believed that e-cigarettes are still much safer and healthier than traditional cigarettes. The largest health benefit of e-cigarettes is when used as a smoking cessation tool. The leading cause of disease from smokers is caused by the tar found in cigarettes, which e-cigarettes do not have.

On January 23, 2014, through a Stock Purchase Agreement with Vapolution, Inc., we made a down payment towards the acquisition of Vapolution, Inc.  Upon closing of this transaction on January 23, 2015 (subsequently amended to May 23, 2015) we can acquire all of Vapolution, Inc.’s issued and outstanding shares in exchange for an aggregate of 5,000,000 shares of our common stock at a market value of $0.25 per share on the date of the closing of the acquisition. Upon closing the acquisition January 23, 2015(subsequently amended to May 23, 2015), Vapolution will become a wholly owned subsidiary. The shareholders of Vapolution, Inc. retain the right to rescind the transaction on or before January 23, 2015 (subsequently amended to May 23, 2015).

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

SIGNIFICANT ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the consolidated financial statements are published, and (iii) the reported amount of net revenues and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of consolidated financial statements; accordingly, actual results could differ from these estimates.  Our most significant estimates relate to the valuation of its proprietary technology and its valuation of its common stock.

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

Investing Activities

Cash flows from investing activities. Our cash used in investing activities were $75,817 and $9,955 for the nine months ended January 31, 2015 and 2014, respectively.  The increase in cash used in investing activities was primarily attributable to the purchase of furniture and fixtures of $1,791 and advances to Vitacitg, Inc. of $100,264 and $26,238 towards investment from spin off of Vitacig as compared to the purchase of $12,600 of intangible assets for January 31, 2014.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Quarterly Report on Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, Annual Report on Form 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.          CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives. As required by SEC Rule 13a-15(b), our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our Chief Executive Officer and Principal Financial Officer have concluded that our internal control over financial reporting were not effective as of January 31, 2015. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

The Company’s material weaknesses in financial reporting were:

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

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A - RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

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

Date: March 25, 2015	MCIG, Inc. By: /s/ Paul Rosenberg
Paul Rosenberg
Chief Executive Officer (Principal Executive Officer)

Date: March 25, 2015	MCIG, Inc. By: /s/ Paul Rosenberg
Paul Rosenberg
Chief Financial Officer (Principal Accounting Officer)