Form 10-K
period 2015-04-30
mCig, Inc.
filed 2015-08-31
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(MARK ONE)

[√]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2015

OR

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________________

Commission file number: 333-175941

mCig, Inc.

(Exact name of registrant as specified in its charter)

NEVADA	27-4439285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

433 North Camden Drive, 6th Floor, Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(310) 402-6937

(Former name, former address and former fiscal year,

if changed since last report)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   [  ] Yes [√] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   [  ] Yes [√] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [√] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ √ ] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes [  ] No [√]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $60,990,294. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 28, 2015, there were 284,702,588 shares of common stock issued and outstanding.

Documents Incorporated By Reference: None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA") regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our growth strategies, (b) anticipated trends and regulations in the our industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business” Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors”. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed in “Risk Factors”, there are a number of other risks inherent in our business and operations, which could cause our operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in the report statement, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Any statement in this report that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “internal”, and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risks outlined under “Risk Factors” herein. The reader is cautioned that our Company does not have a policy of updating or revising forward-looking statements and thus the reader should not assume that silence by management of our Company over time means that actual events are bearing out as estimated in such forward-looking statements.

OTHER INFORMATION

Unless specifically set forth to the contrary, when used in this report, the terms “mCig, Inc.", “mCig”, "we"", "our", the "Company" and similar terms refer to mCig, Inc., a Nevada corporation.  In addition, when used herein and unless specifically set forth to the contrary, “ 2014 ” refers to the year ended April 30, 2014, “ 2015 ” refers to the year ended April 30, 2015.

PART I

As used in this report, “we”, “us”, “our”, “mCig,”, “Company” or “our Company” refers to mCig, Inc.

ITEM 1.  BUSINESS.

Overview

Corporate History

We were incorporated in the State of Nevada on December 30, 2010 originally under the name Lifetech Industries, Inc. Effective August 2, 2013, the name was changed from "Lifetech Industries, Inc." to "mCig, Inc." reflecting the new business model. Since October 2013, mCig, Inc. has positioned itself as a technology company focused on two long-term secular trends: (1) the decriminalization and legalization of marijuana for medicinal or recreational purposes - legalizing medicinal and recreational marijuana usage is steadily on the rise not only domestically but also internationally. Marijuana has been decriminalized in over twenty countries, in over five continents. Twenty-three states and the District of Columbia currently have laws legalizing marijuana in some form (See http://www.governing.com/gov-data/safety-justice/state-marijuana-laws-map-medical-recreational.html, which website is not incorporated into this filing). Management believes that by 2016 it is very likely that many more States will legalize the use and sale of recreational marijuana in forms similar to the States of Washington, Alaska, Oregon, and Colorado or the District of Columbia. (2) The adoption of electronic vaporizing cigarettes (commonly known as “eCigs”), as smokers move away from traditional cigarettes onto e-cigarettes. Smoking tobacco causes numerous health problems, including disease and death. Smoking becomes very addicting quickly, and the most difficult part is cessation. The Company contends that E-cigarettes offer a safer and healthier alternative to traditional tobacco cigarettes. E-cigarettes operate by heating a mixture of liquid nicotine and flavoring, which is then inhaled and exhaled in the same manner as a cigarette. However, e-cigarettes do not contain any tobacco or other dangerous additives. Scientific research has shown that the leading cause of cancer in smokers comes from the carcinogens in tobacco. As the movement towards personal health grows, smokers are trying to quit their harmful habits. Management believes that E-cigarettes provide a safe transition from harmful traditional cigarettes.

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

On January 23, 2014, the Company signed a Stock Purchase Agreement with Vapolution, Inc. which manufactures and retails home-use vaporizers. In accordance with this agreement, mCig, Inc. acquired 100% of Vapolution, Inc. As part of this transaction, .mCig, Inc. issued 5,000,000 shares to shareholders of Vapolution, Inc. The shareholders of Vapolution, Inc. retained the right to rescind the transaction, which expired on January 23, 2015 but was extended to May 23, 2015 based on an Amended Stock Purchase Agreement executed on May 23, 2014.

Subsequently, on August 25, 2015, the final payment to the shareholders of Vapolution as extended to September 30, 2015 and the right to rescind the transaction was extended to March 31, 2016.

On January 23, 2014, Paul Rosenberg, CEO of mCig, Inc. has cancelled an equal amount (2,500,000 shares) of common shares owned by him resulting in a net non-dilutive transaction to existing mCig, Inc. shareholders. The remaining 2,500,000 of common shares owned by Paul Rosenberg will be cancelled to offset the 2,500,000 new shares issued from the treasury to complete the purchase of Vapolution, Inc.

On February 24, 2014, the Company entered into a Contribution Agreement with VitaCig, Inc. In accordance with this agreement, VitaCig, Inc. accepted the contribution by mCig, Inc. of specific assets consisting solely of pending trademarks for the term “VitaCig” filed with the USPTO and $500 in cash as contribution in exchange for 500,135,000 shares of common capital stock representing 100% of the shares outstanding of VitaCig, Inc. mCig now owns approximately 46% of VitaCig shares.

On November 28, 2014, mCig completed the spin-off of VitaCig, Inc. (the “Spin-off”). Effective as of 11:59 p.m., New York City time, on November 28, 2014  (the “Distribution Date”), the Company distributed 270,135,000 shares of common stock of VitaCig, Inc., par value $0.0001 per share (“VitaCig Common Stock”), to holders of mCig’s stockholders of record as a pro rata dividend.  The record date for the dividend was November 28, 2014. The Ex-Dividend Date was set for November 25, 2014. mCig stockholders received one share of VitaCig Common Stock for every one share of common stock, par value $0.0001 per share, of mCig.  The Spin-off was completed for the purpose of legally and structurally separating VitaCig, Inc. from mCig. MCig retained 230,000,000 shares of common stock and remains as a 46% shareholder. The shares of common stock to be received by mCig shareholders were registered on a Form S-1 filed by VitaCig and declared effective by the Securities and Exchange Commission on November 5, 2014.

Our fiscal year end is April 30th.

Our Current Business

We are engaged in the business of marketing and distributing electronic cigarettes, vaporizers and accessories under the mCig brands.

•     mCig 2.0 is available for purchase through the mCig website (www.chillcbdoil.com) and through companies who've ordered them in bulk through the Company’s wholesale, distributor and retail programs;

•         mCig 3.0 is available for purchase through the mCig owned website (www.chillcbdoil.com) and through companies who've ordered them in bulk through the Company’s wholesale, distributor and retail programs;

•         mCig 4.0 is available for purchase through the mCig owned website (www.chillcbdoil.com) and through companies who've ordered them in bulk through the Company’s wholesale, distributor and retail programs;

In development:

mCig, Inc.is currently in the process of researching and developing a future line of products including the mCig 3.5 and the LiqCig, respectively. These products are still in the conceptual phase, as we hope to have these out sometime in 2016.

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

We intend to strategically expand our advertising activities in 2015 and also increase our public relations campaigns to gain editorial coverage for our brands. Some of our competitors promote their brands through print media and through celebrity endorsements, and have substantial resources to devote to such efforts. We believe that our and our competitors’ efforts have helped increase our sales, our product acceptance and general industry awareness.

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
9

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

As part of its implementation of the Family Smoking Prevention and Tobacco Control Act signed by the President in 2009, the U.S. Food and Drug Administration proposed a new rule that would extend the agency’s tobacco authority to cover additional tobacco products.  Products that would be “deemed” to be subject to FDA regulation are those that meet the statutory definition of a tobacco product, including currently unregulated marketed products, such as electronic cigarettes (e-cigarettes), cigars, pipe tobacco, nicotine gels, waterpipe (or hookah) tobacco, and dissolvables not already under the FDA’s authority. The FDA currently regulates cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco.

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

Direct Competitors

We believe that our products afford us a competitive advantage which makes our product unique. Companies that are our closest competitors include OpenVAPE and Vaporbrands International, Inc. We view many of these companies as potential acquisition targets.

Competitive Advantages

We believe we are positioned to show a strong performance in our industry for the following reasons:

•         We believe we are a market leader in the niche for electronic cigarettes related products.

•         We compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price.

•         We believe that through our continuous product upgrades and new product and service offerings, we can distinguish ourselves from the competition.

•         We have developed various product offerings that allow us to provide high quality products/services and maintain a great customer experience.

•         We believe we have a solid business model that relies on multiple revenue streams and has been extended by adding multiple products/services through the acquisitions that took place in 2014.

•         We pride ourselves on providing well above average customer service to our customers thus generating a high degree of loyalty and involvement of members to the brand.

•         We are adverse to toxic financing and plan to grow organically and through accretive acquisitions.

•         We have a marketing skill set that enables us to continue to grow virally and attract new customers at a low cost.

Research and Development Activities

We have invested approximately $37,000 and $0 for the years ended April 30, 2015 and 2014, respectively on website and product development activities.

Employees

As of April 30, 2015, we had no full-time employees and 20 independent contractors (including three members of management).

ITEM 1A.  RISK FACTORS.

Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors as well as other information contained herein, including our financial statements and the related notes. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could materially and adversely affected. In that case, the trading price of our securities could decline, and you may lose some or all of your investment.

We have incurred losses in the past and cannot assure you that we will achieve or maintain profitable operations.

As of April 30, 2015, we had an accumulated deficit of $5,267,144. Our accumulated deficit is primarily due to, among other reasons, the establishment of our business infrastructure and operations, stock-based compensation expenses and increases in our marketing expenditures to grow sales of our electronic cigarettes. For the year ended April 30, 2015, we had net loss of $4,869,448 compared to a net loss of $121,566 for the year ended April 30, 2014. However, we cannot assure you that we will continue to generate operating profits on a sustainable basis as we continue to expand our infrastructure, further develop our marketing efforts and otherwise implement our growth initiatives.

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

We rely almost exclusively on a Chinese factory, specifically our principle supplier, Bauway H.K. Investments, for the manufacturing of mCig’s. Therefore, our ability to maintain operations is dependent on this third-party manufacturer. Bauway H.K. Investments holds the capacity to produce 20,000 mCig’s. Currently, it takes our manufacturer approximately 8 hours to produce 1,000 mCig’s.

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

Significantly all of our raw materials are provided by Shenzhen Bauway Technology Co., Ltd. from the factory of Bauway H.K. Investment Limited in Shenzhen, China.

Further, the following represent the processes in this production  by the manufacturer.  Our average mCig orders of 5,000 units take around 3 weeks to come in to our warehouse from the time of the original order placement from our Chinese manufacturer.  Furthermore, we do not currently have any exclusive product or distribution arrangements with our manufacturer and the loss or disruption of the production of our products could have a material adverse effect on our business, financial condition and results of operations.

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

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that we record may be material. Because of the nature of our products, customers are made aware that as soon as a mCig is packed with marijuana, they automatically void their warranty, primarily because it is against federal laws to mail a product that has been in proximity of marijuana. As a result, the products that can be returned as a warranty replacement is extremely limited. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report as of Fiscal Year End April 30, 2015. Based on these actual expenses, the warranty reserve, as estimated by management as of April 30, 2015 was at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

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

Product exchanges and product returns

The total for product exchanges and product returns as of April 30, 2015 were immaterial. As a result, all product exchanges and product returns were recorded as a reduction to revenues.

Risks Associated with Our Common Stock

The market price of our common stock has been and may continue to be volatile or may decline regardless of the Company’s operating performance, and you may not be able to resell your shares at or above the initial public offering price and the price of our common stock may fluctuate significantly.

Since the commencement of trading of our common stock on the OTC Markets, the market price of our common stock has been volatile, and fluctuates widely in price in response to various factors, which are beyond our control. Since the commencement of trading of our common stock on the OTC Markets, the price of our common stock went from approximately $0.08 / per share to almost $0.90 / per share in less than 3 months. However, after experiencing growth, the stock declined by almost 50% within the next 3 months (where the price of the stock as of fiscal year ending April 30, 2015 we are trading approximately at $0.06 / per share). We attribute this large fluctuation especially on the industry that we operate in. Management believes that our price is also affected by the industry in which we operate such that, when the industry is doing well, we believe our stock price will benefit but when the industry is experience a down turn, we will not  be immune from the decline.

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

The Company’s Series A Preferred Stock is held by our CEO and carries super majority voting rights and became convertible in April 2015.

On September 23, 2013, the Company entered into a Share Cancellation / Exchange / Return to Treasury Agreement with Paul Rosenberg, the chief executive officer of mCig, Inc., for the cancellation of 230,000,000 shares of our common stock held by Mr. Rosenberg in exchange for 23,000,000 shares of our company’s Series A Preferred Stock. The Series A Preferred shares of mCig, Inc. carry ten (10) votes per each share of Preferred stock while mCig, Inc’s common shares carry one (1) vote per each share outstanding.  Consequently, the result of all matters to be voted upon by the shareholders may be controlled by Mr. Rosenberg, who can base his vote upon his best judgment and his fiduciary duty to the shareholders.   Mr. Rosenberg has a lock up contractual agreement to not convert the Series A Preferred shares until April 30, 2015. After this time (and as of the date of the filing of this report), he may convert the shares to common stock, substantially diluting the common shareholders. As the sole director and the holder of the majority of capital voting shares there is a risk that Mr. Rosenberg can reverse his decision or convert his Series A Convertible Shares after April 30, 2015, significantly diluting the common stock.  There are no plans or intentions for Mr. Rosenberg to convert his Series A Preferred Stock at present or after April 30, 2015.

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

Public disclosure requirements and compliance with changing regulation of corporate governance pose challenges for our management team and result in additional expenses and costs which may reduce the focus of management and the profitability of our company.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

We currently lease our office facilities at 433 North Camden Drive, 6th Floor, Beverly Hills, California 90210 and have a storage facility in Falls Church, Virginia. We lease the office at a cost of $99 per month and our lease is month to month. We lease the storage facility at a cost of $1,000 per month through August 2015. Rent expenses totaled approximately $7,628 for the fiscal year 2015.

We believe the space available at our headquarters will be sufficient to meet the needs of our operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock is quoted on the OTC Markets under the symbol MCIG. The following table sets forth for the periods indicated the range of high and low bid quotations per share as reported by the OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Period	High	Low
May 1, 2013 through July 31, 2013	$0.120	$0.120
August 1, 2013 through October 31, 2013	$0.255	$0.095
November 1, 2013 through January 31, 2014	$0.313	$0.068
February 1, 2014 through April 30, 2014	$0.905	$0.292
May 1, 2014 through July 31, 2014	$0.555	$0.379
August 1, 2014 through October 31, 2014	$0.471	$0.249
November 1, 2014 through January 31, 2015	$0.266	$0.136
February 1, 2015 through April 30, 2015	$0.140	$0.060

The closing price of our common stock as reported on the OTCQB Marketplace was $0.03 on August 27, 2015.

(b) Holders

As of August 24, 2015, there were approximately 109 owners of record for our common stock. This does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to the common stock.

Transfer Agent and Registrar

Our independent stock transfer agent is Island Stock Transfer, 15500 Roosevelt Blvd., Suite 301Clearwater, FL 33760 Telephone: (727) 289-0010.

(c) Dividends

We have never paid or declared any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the expansion of our business, and we do not anticipate paying any cash dividends for the foreseeable future following this offering. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors deems relevant. In addition, the terms of any future debt or credit facility may preclude us from paying dividends.

(d) Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

In the year ended April 30, 2015, we issued an aggregate of 8,126,617 shares of common stock valued at approximately $4,431,122 for professional services. In addition, the CEO of the Company issued common shares for cash in the amount of $100,000 to the Company.

The issuance of such shares of our common stock was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as mended (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

Issuer Purchases of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this MD&A should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in this Annual Report on Form 10-K for the years ended April 30, 2015 and 2014, as well as the “Business” and “Risk Factors” sections within this Annual Report on Form 10-K. The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles.

Management’s Discussion and Analysis may contain various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-K, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company has adopted the most conservative recognition of revenue based on the most astringent guidelines of the SEC. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Any future equity financing will cause existing shareholders to experience dilution of their interest in our Company. In the event we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. In such a case, we may decide to discontinue our current business plan and seek other business opportunities in the resource sector. Any business opportunity would require our management to perform diligence on possible acquisitions.

During this period, we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. In the event no other such opportunities are available and we cannot raise additional capital to sustain operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

The Company's MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company's business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company did not have any off balance sheet arrangements as of April 30, 2015 or 2014.

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

Overview

mCig, Inc. (mCig) was incorporated in the State of Nevada on December 30, 2010 originally under the name Lifetech Industries, Inc. Effective August 2, 2013, the name was changed from "Lifetech Industries, Inc." to "mCig, Inc." reflecting the new business model. Since October 2013, we have positioned ourselves as atechnology company focused on two long-term secular trends:

(1) The decriminalization and legalization of marijuana for medicinal or recreational purposes - legalizing medicinal and recreational marijuana usage is steadily on the rise not only domestically but also internationally.

Marijuana has been decriminalized in over twenty countries, in over five continents. Twenty three states and the District of Columbia currently have laws legalizing marijuana in some form. Management believes that by 2016 it is very likely that many more states, including Alaska, California, Arizona, Maine, and Oregon, will legalize the use and sale of recreational marijuana the way Washington and Colorado have; and

(2) The adoption of electronic vaporizing cigarettes (commonly known as “eCigs”), as smokers move away from traditional cigarettes onto e-cigarettes. Smoking tobacco causes numerous health problems, including disease and death. Smoking becomes very addicting quickly, and the most difficult part is cessation. We contend that e-cigarettes offer a safer and healthier alternative to traditional tobacco cigarettes. E-cigarettes operate by heating a mixture of liquid nicotine and flavoring, which is then inhaled and exhaled in the same manner as a cigarette. However, e-cigarettes do not contain any tobacco or other dangerous additives. Scientific research has shown that the leading cause of cancer in smokers comes from the carcinogens in tobacco. As the movement towards personal health grows, smokers are trying to quit their harmful habits. Management believes that e-cigarettes provide a safe transition from harmful traditional cigarettes.

On January 23, 2014, we signed a Stock Purchase Agreement with Vapolution, Inc. which manufactures and retails home-use vaporizers. In accordance with this agreement mCig, Inc. acquired 100% of Vapolution, Inc.; as part of this transaction mCig, Inc. agreed to issue 5,000,000 shares to shareholders of Vapolution, Inc.  The shareholders of Vapolution, Inc. retain the right to rescind the transaction, which expires on January 23, 2015 but was extended to May 23, 2015 based on an Amended Stock Purchase Agreement executed on May 23, 2014. Subsequently, on August 25, 2015, the final payment to the shareholders of Vapolution as extended to September 30, 2015 and the right to rescind the transaction was extended to March 26, 2016.

On January 23, 2014, Paul Rosenberg, CEO of mCig, Inc. has cancelled an equal amount (2,500,000 shares) of common shares owned by him resulting in a net non-dilutive transaction to existing mCig, Inc. shareholders. The remaining 2,500,000 of common shares owned by Paul Rosenberg will be cancelled to offset the 2,500,000 new shares issued from the treasury to complete the purchase of Vapolution, Inc.

Results of Operations

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  On an ongoing basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, deferred compensation and contingencies.

We base our estimates on historical performance and on various other assumptions that we believe to be reasonable under the circumstances.  These estimates allow us to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We believe the following accounting policies are our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that may be uncertain.  If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.

Revenue Recognition

Revenues are presented net of discounts. In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Where arrangements have multiple elements, revenue is allocated to the elements based on the relative selling price method and revenue is recognized based on our policy for each respective element. We generate revenue primarily from sales of the electronic cigarettes, components for electronic cigarettes and related accessories. We recognize revenue when the product is shipped.

Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.

Our operating results for the years ended April 30, 2015 and 2014 are summarized as follows:

	For the year ended April 30,
	2015	2014
Revenue	$509,957	$358,947
Cost of Goods Sold	401,906	149,311
Gross Profit	108,051	209,636
Expenses	4,374,385	324,857
Net Loss from operations	$(4,266,334)	$(115,221)

Revenue

Our revenue from continuing operations for the year ended April 30, 2015 was $509,957 compared to $358,947, an increase of $151,010 or approximately 42%, for the year ended April 30, 2014.  Revenues consist primarily of results from the sales of the electronic vaporisers, the components for vaporisers and related accessories.

Cost of Goods Sold

Our cost of goods sold for the year ended April 30, 2015 was $401,906 compared to $149,311 for the year ended April 30, 2014. The increase is primarily due increase and sale and the purchase of better quality products.

Gross Profit

Our gross profit for the year ended April 30, 2015 was $108,051 compared to $209,636 for the year ended April 30, 2014. The gross profit of $108,051 for the year ended April 30, 2015 represents approximately 21% as a percentage of total revenue. The gross profit of $209,636 for the year ended April 30, 2014 represents approximately 58% as a percentage of total revenue. This decrease in the gross profit is primarily attributed to the higher costs of the better quality products.

Operating Expenses

Our operating expenses increased by $4,040,551 to $4,374,385 for the year ended April 30, 2015, from $324,857 for the year ended April 30, 2014.

The increase was primarily due to the increase in stock based compensation of $3,833,497, an increase in selling, general and administrative expenses of $167,901, and increase in professional fees of $9,792 and an increase in amortization and depreciation of $1,339.

Our total operating expenses for the year ended April 30, 2015 of $4,374,385 consisted of $4,022,967 of stock based compensation, $265,330 of selling, general and administrative expenses, $42,244 in professional fees, and $6,845 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net loss

Our net loss increased by $4,747,882 to $4,869,448 for the year ended April 30, 2015 from $121,566 for the year ending April 30, 2014. The increase in net loss compared to the prior year is primarily a result of the increase in operating expenses of 4,049,528, the loss on investment for Vapolution of $625,000, the loss on investment for VitaCig of $13,658, offset by the income from discontinued operations of $35,544.

Liquidity and Capital Resources

Introduction

During the year ended April 30, 2015 because of our operating losses, we did not generate positive operating cash flows.  Our cash on hand as of April 30, 2015 was $102,691. At April 30, 2015, the Company had a working capital surplus of $687,430.

Cash Requirements

We had cash available of $102,691 as of April 30, 2015.  Based on our revenues, cash on hand and current monthly burn rate, around $25,000, we believe that our operations are sufficient to fund operations through September 2015.

Sources and Uses of Cash

Operations

We had net cash used in continuing operating activities of $212,005 for the year ended April 30, 2015, as compared to $5,859 for the year ended April 30, 2014. Cash used in discontinued operating activities was $35,545 for the year ended April 30, 2015, compared to $10,392 for the year ended April 30, 2014.

Net cash used in continuing operations consisted primarily of the net loss of $4,869,448 offset by non-cash expenses of $4,668,151 consisting of amortization of intangible assets of $6,846, $4,022,647 in common stock issued for services, and $638,658 loss on investments. Additionally, changes in assets and liabilities consisted of decreases in accounts receivable of $17,843, inventory of $21,649, prepaid expenses of $3,162, and accounts payable of $38,362, these decreases were partially offset by increases in other receivables of $15,000.

Investments

We had net cash used in investing activities of $4,872 for the year ended April 30, 2015, as compared to $11,560 for the year ended April 30, 2014. In the year ended April 30, 2015 the net cash used by investing activities related to the acquisition of property of $1,792 and website development costs of $3,080.

Financing

We had net cash used in continuing financing activities of $264 for the year ended April 30, 2015, as compared to $369,196 for the year ended April 30, 2014.  Our financing activities consisted primary of $100,000 in proceeds from the issuance of common stock for cash of $100,000 and proceeds from related party of $5,000 offset by advances to related party of $105,264.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the year ended April 30, 2015 and 2014 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has suffered losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

Report of Independent Registered Public Accounting Firm

Sadler gibb

To the Board of Directors

mCig, Inc.

We have audited the accompanying balance sheet of mCig, Inc. (“the Company”) as of April 30, 2015 and the related statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of mCig, Inc. as of April 30, 2015, and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses from operations and has an accumulated deficit as of April 30, 2015 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

August 28, 2015

Report of Independent Registered Public Accounting Firm

DE JOYA GRIFFITH

To the Board of Directors and Stockholders

Mcig Inc & Subsidiary.

We have audited the accompanying consolidated  balance sheet of Mcig Inc. and subsidiary as of April 30, 2014, and the related consolidated statements of operations, stockholders’ equity and consolidated cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mcig Inc. and its subsidiary as of April 30, 2014 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The consolidated  financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

August 12, 2014

MCIG, INC.
Balance Sheets
	April 30, 2015	April 30, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$102,691	$355,377
Cash and cash equivalents - related to discontinued operations	-	3,462
Accounts receivable	22,141	41,098
Accounts receivable - related to discontinued operations	-	1,113
Other receivable	15,000	-
Inventory, net of allowance of $5,000 and $0, respectively	40,547	62,196
Inventory - related to discontinued operations	-	76,461
Prepaid expenses	411,566	6,253
Total current assets	591,945	544,847

Property, plant, and equipment, net of accumulated
depreciation of $22 and $0	1,770	-
Due from related party	100,264	-
Intangible assets, net of accumulated amortization of $14,487 and $7,663	8,104	11,848
Investment in Vapolution at cost	-	625,000
Total assets	$702,083	$1,181,695

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,653	$63,370
Accounts payable - related to discontinued operations	-	69,386
Current liabilities	14,653	132,756

Deferred revenue - related to discontinued operations	-	4,141
Due to related party - related to discontinued operations	-	3,000
Total liabilities	14,653	139,897

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
23,000,000 shares outstanding.	2,300	2,300
Common stock, $0.0001 par value; 560,000,000 shares authorized;
278,261,617 and 270,135,000 issued and outstanding at
April 30, 2015 and 2014, respectively.	27,826	27,014
Additional paid in capital	5,924,447	1,394,137
Accumulated deficit	(5,267,143)	(381,653)
Total Stockholders' Equity	687,430	1,041,798
Total Liabilities and Stockholders' Equity	$702,083	$1,181,695
The accompanying notes are an integral part of these audited financial statements.
F-3

MCIG, INC.
Statements of Operations

	For the Years Ended
	April 30,
	2015	2014

REVENUES	$509,957	$358,947
COST OF GOODS SOLD	401,906	149,311
GROSS PROFIT	108,051	209,636

EXPENSES
Selling, general and administrative	265,328	97,429
Professional fees	42,244	32,452
Research and development	37,000	-
Stock based compensation	4,022,967	189,470
Amortization and depreciation	6,846	5,506
Total operating expenses	4,374,385	324,857

NET LOSS FROM OPERATIONS	(4,266,334)	(115,221)

OTHER INCOME (EXPENSE)
Impairment on investment in VitaCig	(13,658)	-
Impairment on investment in Vapolution	(625,000)	-

NET LOSS FROM CONTINUING OPERATIONS	(4,904,992)	(115,221)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	35,544	(6,345)
NET LOSS	(4,869,448)	(121,566)

Income (loss) per share, from continuing operations	$(0.02)	$(0.00)
Income (loss) per share, from discontinued operations	$0.00	$(0.00)
Income (loss) per share	$(0.02)	$(0.00)

Weighted average shares outstanding - basic and diluted	271,793,396	270,135,000

The accompanying notes are an integral part of these audited financial statements. F-4

MCIG, INC.
Consolidated Statements of Changes in Stockholders’ Equity

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – April 30, 2013	-	$ -	500,000,000	$ 50,000	$ -	$ (260,087)	$ (210,087)
Preferred Stock issued to CEO, $0.0001 par value per share as on September 12, 2013	23,000,000	2,300	(230,000,000)	(23,000)	20,700	-	-
Common stock issued for services ($0.21/share) on September 17, 2013	-	-	60,000	$ 6	12,594	-	12,600
Common stock issued for services ($0.11/share) on October 18, 2013	-	-	30,000	$ 3	3,297	-	3,300
Common stock issued for services ($0.07/share) on November 15, 2013	-	-	45,000	$ 5	3,146	-	3,151
Debt forgiveness by shareholder as on July 31, 2013	-	-	-	-	172,678	-	172,678
Debt forgiveness by shareholder as on January 31, 2014	-	-	-	-	65,050	-	65,050
Common stock issued for services ($0.083/share) on November 26, 2013	-	-	-	-	41,500	-	41,500
Investment in Vapolution	-	-	-	-	625,000	-	625,000
Contribution to capital March 2014	-	-	-	-	15,000	-	15,000
Common stock issued for cash	-	-	-	-	300,000	-	300,000
Common stock issued for services	-	-	-	-	135,172	-	135,172
Net loss	-	-	-	-	-	(121,566)	(121,566)
Balance – April 30, 2014	23,000,000	$ 2,300	270,135,000	$ 27,014	$ 1,394,137	$ (381,653)	$ 1,041,798
Common stock issued for cash	-	-	-	-	$ 100,000	-	100,000
Common stock issued for services	-	-	8,126,617	$ 812	$ 4,430,310	-	4,431,122
Dividend related to VitaCig spin-off	-	-	-	-	-	$ (16,042)	(16,042)
Net loss	-	-	-	-	-	(4,869,448)	(4,869,448)
Balance – April 30, 2015	23,000,000	$ 2,300	278,261,617	$ 27,826	$ 5,924,447	$ (5,267,143)	$ 687,430

The accompanying notes are an integral part of these audited financial statements. F-5

MICG, INC.
Statements of Cash Flows
	For the Years Ended
	April 30,
	2015	2014
Operating activities:
Net loss	$(4,869,448)	$(115,221)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	6,846	5,506
Common stock issued for services	4,022,647	189,470
Loss on impairment of investments	638,658	-
Changes in operating assets and liabilities:
Accounts receivable	17,843	(39,985)
Receivable - other	(15,000)	-
Inventory	21,649	(54,623)
Prepaid expenses	3,162	-
Accounts payable	(38,362)	54,853
Deferred revenue	-	(45,859)
Net cash used in continuing operating activities	(212,005)	(5,859)
Net cash used in discontinued operating activities	(35,545)	(10,392)
Net cash used in operating activities	(247,550)	(16,251)

Investing activities:
Website development cost	(3,080)	(3,988)
Acquisition of property	(1,792)	-
Investment in VitaCig	-	(7,572)
Net cash used in investing activities	(4,872)	(11,560)

Financing activities:
Issuance of common stock for cash	100,000	299,500
Advances to related party	(105,264)	-
Proceeds from related party	5,000	69,696
Net cash provided by (used in) financing activities	(264)	369,196
Net cash provided by discontinued financing activities	-	13,854
Net cash provided by (used in) financing activities	(264)	383,050

Net increase (decrease) in cash	(252,686)	351,777

Cash, beginning of period	355,377	3,600
Cash, end of period	$102,691	$355,377
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$-	$-
Dividend related to VitaCig spin-off	$16,042
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing Activities:
Debt forgiveness	$-	$252,728
Shares issued for acquisition of Vapolution	$-	$625,000

The accompanying notes are an integral part of these audited financial statements. F-6

MCIG, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

The accompanying consolidated audited financial statements of mCig, Inc., (the “Company”, “we”, “our”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

Description of Business

The Company was incorporated in the State of Nevada on December 30, 2010 originally under the name Lifetech Industries, Inc. Effective August 2, 2013, the name was changed from "Lifetech Industries, Inc." to "mCig, Inc." reflecting the new business model. Since October 2013, mCig, Inc. has positioned itself as a technology company focused on two long-term secular trends: (1) the decriminalization and legalization of marijuana for medicinal or recreational purposes - legalizing medicinal and recreational marijuana usage is steadily on the rise not only domestically but also internationally. Marijuana has been decriminalized in over twenty countries, in over five continents. Twenty three states and the District of Columbia currently have laws legalizing marijuana in some form.

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

We manufacture and retail the mCig – an affordable loose-leaf eCig. Designed in the USA – the mCig provides a smoking experience by heating plant material, waxes, and oils delivering a smoother inhalation experience. The Company also maintains an investment in Vapolution, Inc. which manufactures and retails home-use vaporizers such as the Vapolution 2.0. Through its related party, VitaCig, Inc., the Company is engaged in the manufacturing and retailing of a nicotine-free eCig that delivers a water-vapor mixed with vitamins and natural flavors.

On January 23, 2014, the Company signed a Stock Purchase Agreement with Vapolution, Inc. which manufactures and retails home-use vaporizers. In accordance with this agreement mCig, Inc. acquired 100% of Vapolution, Inc.; as part of this transaction mCig, Inc. has agreed to issue 5,000,000 shares to shareholders of Vapolution, Inc.  The shareholders of Vapolution, Inc. retain the right to rescind the transaction, which expired on January 23, 2015but was extended to May 23, 2015 based on an Amended Stock Purchase Agreement executed on May 23, 2014. Subsequently, on August 25, 2015, the final payment to the shareholders of Vapolution as extended to September 30, 2015 and the right to rescind the transaction was extended to March 31, 2016.

On January 23, 2014, Paul Rosenberg, CEO of mCig, Inc. has cancelled an equal amount (2,500,000 shares) of common shares owned by him resulting in a net non-dilutive transaction to existing mCig, Inc. shareholders. The remaining 2,500,000 of common shares owned by Paul Rosenberg will be cancelled to offset the 2,500,000 new shares issued from the treasury to complete the purchase of Vapolution, Inc.

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

On November 28, 2014, the Company distributed to its shareholders 270,135,000 shares of Common Stock of VitaCig, Inc. owned by the Company, a shareholder of VitaCig. The shareholders of the Company received one share of VitaCig common stock for every one share of mCig common stock that they held as of the record date.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its former wholly-owned subsidiary for the year ended April 30, 2014. Significant intercompany balances and transactions have been eliminated. The Company had consolidated VitaCig, Inc. through November 28, 2014 at which time VitaCig was spun-off and is no longer consolidated into the Company’s financial statements. See Note 9.

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

Revenue Recognition

Our revenue recognition policy is in accordance with generally accepted accounting principles, which requires the recognition of sales when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determined and the collectability of revenue is reasonably assured.

The Company recognizes revenue for sales online either direct to consumer or through our Wholesaler, Distributor, Reseller (WDR) program. For online sales, revenue is recognized by the Company at the time of order fulfillment. Since mCig collects payment for each online order at the time of sale, the point of shipping revenue recognition method ensures that the Company recognizes the revenue collected within 24-48 hours after the order is received and the funds are collected.

Stock-Based Compensation

The Company accounts for share-based awards issued to employees in accordance with FASB ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. The Company applies ASC 505-50, “Equity Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees.

Deferred Revenue

Payments received by the Company in advance are recorded as deferred revenue until the merchandise has shipped to the customer.

Cost of Goods Sold

The Company recognizes the direct cost of purchasing product for sale, including freight-in and packaging, as cost of goods sold in the accompanying statement of operations.

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. For cash management purposes the company concentrates its cash holdings in an account at Bank of America. The Company had no cash equivalents at April 30, 2015 or 2014.

Inventory

Inventory consists of finished product, mCig products valued at the lower of cost or market valuation under the first-in, first-out method of costing.

	April 30, 2015	April 30, 2014
Finished goods	$45,547	$62,196
Allowance for obsolescence	(5,000)	-
Total inventory	$40,547	$62,196

As of April 30, 2015, the Company has recorded an allowance for finished goods obsolescence of $5,000.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Expenditures for maintenance and repairs are charged to expense as incurred.  Additions, improvements and major replacements that extend the life of the asset are capitalized.

Depreciation and amortization is recorded using the straight-line method over the estimated useful lives of depreciable assets, which are generally three to five years.

Accounts Receivable

The Company’s accounts receivable is primarily from its vendor tasked with accepting all credit card payments for purchases from its customers, are reported at the amount due from the vendor. Due to the nature of these funds, the Company expects these receivables to be fully collectible and therefore has not estimated an allowance for doubtful accounts for the period. The Company did not report any accounts receivable from any of its retail customers. The Company doesn’t anticipate an accounts receivable balance going forward, since they switched to a new vendor during the next fiscal quarter that no longer requires a withholding on any of the credit card purchases.

Advertising Costs and Expense

The advertising costs are expensed as incurred. During the years ended April 30, 2015 and 2014, the advertising costs were $14,865 and $1,437, respectively.

Foreign Currency Translation

The Company’s functional currency and its reporting currency is the United States Dollar.

Intangible Assets

The Company’s intangible assets consist primarily of certain website development costs and are amortized over its useful life.

Research and Development

The costs of research and development are expensed as incurred. During the years ended April 30, 2015 and 2014, the advertising costs were $37,000 and $0, respectively.

Financial Instruments

The carrying amounts reflected in the balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

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

The three levels of the fair value hierarchy are described below:

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The Company does not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis.

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

There is no potential dilutive security as of April 30, 2015 or 2014.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and trade receivables.  Concentrations of credit risk with respect to trade receivables are limited due to the clients that comprise our customer base and their dispersion across different business and geographic areas.  We estimate and maintain an allowance for potentially uncollectible accounts and such estimates have historically been within management's expectations.

We rely almost exclusively on one Chinese factory as our principle supplier, for the manufacturing of mCig’s. Therefore, our ability to maintain operations is dependent on this third-party manufacturer.

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had no deposits in excess of federally insured limits at April 30, 2015 and 2014.

Impairment of Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of FASB Topic 360, “Accounting for the Impairment of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.

Cost-Basis Investments

The Company’s non-marketable equity investment in Vapolution is recorded using the cost-basis method of accounting, and is classified within other long-term assets on the accompanying balance sheet as permitted by FASB ASC 325, “Cost Method Investments”. During 2015 the Company recorded an impairment loss of $625,000 related to the investment in Vapolution. During 2014 there were no impairment losses.

As of August 25, 2015 and the year ended April 30, 2015, the fair value of Vapolution is undeterminable and the Company elected to record an impairment in the amount of $625,000 as another than temporary impairment.

Equity-Basis Investments

The Company accounts for its approximately 46% ownership of VitaCig on the equity method of accounting. As of April 30, 2015, the market value of this investment is approximately $2,116,000.

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. Management reviews mCig’s reserves at least quarterly to ensure that its accruals are adequate in meeting expected future warranty obligations, and the Company will adjust its estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that are recorded may be material. Because of the nature of its products, customers are made aware that as soon as a mCig is packed with marijuana, they automatically void their warranty, primarily because it is against federal laws to mail a product that has been in proximity of marijuana. As a result, the products that can be returned as a warranty replacement are extremely limited. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report for the year ended April 30, 2015. Based on these actual expenses, the warranty reserve, as estimated by management as of April 30, 2015 was at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

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

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity, which updates the definition of discontinued operations. Going forward, only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results will be reported as discontinued operations in the financial statements. Previously, a component of an entity that is a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. Additionally, the condition that the entity not have any significant continuing involvement in the operations of the component after the disposal transaction has been removed. The effective date for the revised standard is for applicable transactions that occur within annual periods beginning on or after December 15, 2014. We do not expect the guidance to have a material impact on the Company.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard and will not report inception-to-date information.

Reclassifications

Certain comparative amounts from prior periods have been reclassified to conform to the current year's presentation. These changes did not affect previously reported net loss.

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the years ended April 30, 2015 and 2014 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has suffered losses from operations resulting in an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern.

Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations. The financial statements contain no adjustments for the outcome of this uncertainty.

Note 4. Property, Plant and Equipment

The following is a detail of equipment at April 30, 2015 and 2014:

	2015	2014
Furniture and fixtures	$ 1,792	$ -
Total property	1,792	-
Less: accumulated depreciation	(22)	-
Total property, net	$ 1,770	$ -
Depreciation expense on property, plant and equipment was $22 and $0 for the years ended April 30, 2015 and 2014, respectively. F-13

Note 5. Intangible Assets: Intangible assets, net consisted of the following:
	2015	2014
Intangible assets	$ 19,511	$ 19,511
Additional website development	3,080	-
Less amortization	(14,487)	-(7,663)
Net intangible assets	$ 8,104	$ 11,848

Amortization expense on intangible assets was $6,824 and $7,663 for the years ended April 30, 2015 and 2014, respectively. The weighted average remaining useful life on intangible assets at April 30, 2015 is approximately 14 months.

The table below represents the estimated amortization of intangible assets for each of the next five years.

Year	Amortization
2016	$ 7,615
2017	489
2018	-
2019	-
2020	-
Total	$ 8,104

Note 6. Related Parties and Related Party Transactions

During the year ended April 30, 2015, the Company advanced to VitaCig $105,264 for professional fees and inventory purchases and VitaCig repaid $5,000 of that advance during the year ended April 30, 2015.

As of April 30, 2015, the balance of the advances to VitaCig was $100,264 and is recorded as due from related party.

Note 7. Commitments and Contingencies

The Company has a one year lease for a storage facility located in Falls Church, Virginia that expires in August 2015. As of April 30, 2015, we have $3,167 remaining on this one year lease. As of August 27, 2015, the Company has not renewed this lease.

Rent expense for the year ended April 30, 2015 and 2014 was $7,628 and $2,988, respectively.

Note 8. Stockholders’ Equity

Common Stock

As of January 31, 2015, the Company was authorized to issue 560,000,000 common shares at a par value of $0.0001.

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

On January 23, 2014, Paul Rosenberg, CEO of mCig, Inc. has cancelled an equal amount (2,500,000 shares) of common shares owned by him resulting in a net non-dilutive transaction to existing mCig, Inc. shareholders. The remaining 2,500,000 of common shares owned by Paul Rosenberg will be cancelled to offset the 2,500,000 new shares issued from the treasury to complete the purchase of Vapolution, Inc.

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

During the year ended April 30, 2015, the Company issued 8,126,617 shares of common stock as compensation. The shares were issued from the Company. The fair values of the shares were a total of $4,431,122 and were recorded at the market price on the date of grant.

Stock Split

On December 12, 2013, the company made an amendment of Certificate of Incorporation to decrease the number of authorized shares of Common stock, $0.0001 par value per share, from 1,000,000,000 shares to 560,000,000 shares.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock, at $0.0001 par value and 23,000,000 are issued and outstanding as of April 30, 2015. Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock. All 23,000,000 shares of preferred stock were granted to the Company’s Chief Executive Officer on September 23, 2013, which was valued at $2,300, the price of the common stock of $0.0001 exchanged in the transaction.

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

Note 9. Income Taxes

The Company’s income tax expense for the periods presented in the statements of operations represents minimum California franchise taxes. The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	2015	2014

Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal taxes	6.0%	6.0%
Non-deductible items	(1.0)%	(1.0)%
Valuation allowance	(39.0)%	(39.0)%
Effective income tax rate	0.0%	0.0%

The Company may not be able to utilize the net operating loss carry forwards for its U.S. income taxes in future periods should it experience a change in ownership as defined in Section 382 of the Internal Revenue Code (“IRC”).  Under section 382, should the Company experience a more than 50% change in its ownership over a 3-year period, the Company would be limited based on a formula as defined in the IRC to the amount per year it could utilize in that year of the net operating loss carry forwards. Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of NOL’s and credits following changes in ownership as defined in the IRC. The limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of an ownership change. The Company has not completed the complex analysis required by the IRC to determine if an ownership change has occurred.

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:	2015	2014

Deferred tax asset	$ 399,725	$ 66,935
Valuation allowance	(399,725)	(66,935)
Net deferred taxes	$ -	$ -

At April 30, 2015 and 2014, the Company had net operating loss carry forwards available to offset future taxable income of approximately $2,100,440 and $66,935, respectively. These carry forwards will begin to expire in the year ending December 31, 2026. Utilization of the net operating loss carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions.

The Company has not performed a change in ownership analysis since its inception in 2007 and, accordingly, some or all of its net operating loss carry forwards may not be available to offset future taxable income. Even if the loss carry forwards are available, they may be subject to substantial annual limitations resulting from past ownership changes, and ownership changes occurring after April 30, 2015, that could result in the expiration of the loss carry forwards before they are utilized.

The nature of the components of the deferred tax asset is entirely attributable to the Net operating loss carry-forwards incurred by the Company less any permanent differences that maybe used in future years to offset future tax liabilities.  We believe that it is more likely than not that the benefit from certain NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $298,998 on the deferred tax assets relating to these NOL carryforwards.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to the Company for tax reporting purposes, and other relevant factors. At April 30, 2015 and 2014, deferred tax assets have been fully offset by a valuation allowance.

The Company files income tax returns in the U.S. federal jurisdiction, and with the State of California. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years 2014 through 2015 due to net operating losses that are being carried forward for tax purposes. The Company does not have any uncertain tax positions or unrecognized tax benefits at April 30, 2015 or 2014. The Company’s policy is to recognize interest and penalties related to income taxes as components of interest expense and other expense, respectively.

Note 10. Basic Loss per Share

Basic Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	April 30,
	2015	2014
Net loss from continuing operations	(4,904,992)	(115,221)
Net income from discontinued operations	35,544	(6,345)
Net loss	(4,869,448)	(121,566)

Basic loss per common share from continuing operations	$ (0.02)	$ (0.00)
Basic income per common share from discontinued operations	$ 0.00	$ (0.00)
Basid income (loss) per share	$ (0.02)	$ (0.00)
Basic weighted average number of shares outstanding	271,793,396	270,135,000
The computation of basic loss per common share is based on the weighted average number of shares outstanding during the year. F-18

Note 11. Spin-Off of VitaCig, Inc.

On November 28, 2014, mCig completed the spin-off of VitaCig, Inc. (the “Spin-off”). Effective as of 11:59 p.m., New York City time, on November 28, 2014  (the “Distribution Date”), the Company distributed 270,135,000 shares of common stock of VitaCig, Inc., par value $0.0001 per share (“VitaCig Common Stock”), to holders of mCig’s stockholders of record as a pro rata dividend.  The record date for the dividend was November 28, 2014. The Ex-Dividend Date was set for November 25, 2014. mCig stockholders received one share of VitaCig Common Stock for every one share of common stock, par value $0.0001 per share, of mCig.  The Spin-off was completed for the purpose of legally and structurally separating VitaCig, Inc. from mCig. MCig retained 230,000,000 shares of common stock and remains as a controlling shareholder. During the year ended April 30, 2015, the Company reclassified the investment in VitaCig as discontinued operations.

The shares of common stock to be received by mCig shareholders were registered on a Form S-1 filed by VitaCig and declared effective by the Securities and Exchange Commission on November 5, 2014.

The Spin-off of VitaCig has been presented as discontinued operations in our financial statements. The following tables represent the current assets and liabilities associated with the discontinued operations as of April 30, 2014:

Current assets
Cash and cash equivalents	$3,462
Accounts receivable	1,113
Inventory	76,641
Current asset related to discontinued operations	$81,036

Current liabilities
Accounts payable and accrued expenses	$69,386
Deferred revenue	4,141
Due to related party	3,000
Liabilities related to discontinued operations	$76,527

As of April 30, 2015, the Company has recorded a loss on impairment of investment related to VitaCig of $13,658. The following table presents the net book value of VitaCig as of the Spin-off date, the pro-rata value after the Spin-off and the impairment of the investment in

VitaCig

Net book value of VitaCig at spin-off	$29,700
Dividend related to spin-off	16,042
Pro-rata net book value after spin-off	13,658
Loss on impairment of investment	(13,658)
Balance	$-

Note 12. Subsequent Events

On May 29, 2015, the Company issued 2,175,867 shares of common stock for services valued at$138,168.

On June 30, 2015, the Company issued 1,526,322 shares of common stock for services valued at $90,664.

On July 31, 2015, the Company issued 2,738,782 shares of common stock for services valued at $109,551.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2015. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

As funds become available to us, we expect to implement additional measures to improve disclosure controls and procedures such as implementing and documenting our internal controls procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of April 30, 2015 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective due to our limited accounting staff. We intend to strengthen these internal controls over the next few months by augmenting our accounting staff.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only the management's report in this annual report

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended April 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All of our directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualified or until their earlier resignation or removal unless his or her office is earlier vacated in accordance with our bylaws or he or she becomes disqualified to act as a director. Our officers shall hold office until the meeting of the Board of Directors following the next annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation or removal.  The Board of Directors may remove any officer for cause or without cause.

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Age	Position(s)
Paul Rosenberg	46	President, Chief Executive Officer and Director
Charles Mathews	51	Chief Financial Officer

Paul Rosenberg was appointed as our Chief Executive Officer, Treasurer, Secretary, and Director of mCig, Inc. on May 23, 2013. For the past 5 years Mr. Rosenberg has been a private investor focusing on the technology space where he has over two decades of experience as a software engineer specializing in complex distributed systems in C++, Delphi, VB, Java, and Oracle DB projects via his consulting company: PR Data Consulting. Since 1997, Mr. Rosenberg has worked as an independent consultant with both private and public enterprises including:  The Federal Deposit Insurance Company (FDIC), The Zennstrom/Friis Group (Kazaa/Skype/Atomico Ventures), and Trust Digital (later sold to Mcafee in 2010), Dell, Inc., Boeing, and Microsoft Inc. as well as several other notable companies.

Charles Mathews has been our Chief Financial Officer since April 7, 2015. Since 2000, Mr. Mathews has been the Managing Partner of Mathews & Mann, LLC, an accounting and business consulting firm in Phoenix, Arizona. On April 7, 2015, Mr. Mathews was appointed as Chief Financial Officer of VitaCig, Inc., a related party of the Company. Mr. Mathews is currently the Chief Financial Officer of Cafй Serendipity Holdings, Inc., a publically traded company providing upscale turnkey retail store solutions. Mr. Mathews has recently held executive financial management positions for a number of public companies in the oil and gas sector. From October 2010 to April 2011, Mr. Mathews was Chief Financial Officer for Global Entertainment Corporation, a publicly traded integrated event and entertainment company that is engaged, through its wholly owned subsidiaries, in sports management, multipurpose events center development, facility and venue management and marketing, and venue ticketing. From December 2007 to March 2009, Mr. Mathews was Chief Financial Officer of Education 2020, a virtual education company focused on students in grades 6-12. From March 2004 to November 2007, Mr. Mathews was Executive Vice President and Chief Financial Officer of Quepasa Corporation, a publicly traded leading Hispanic internet portal. Mr. Mathews, a Certified Public Accountant, earned his B.A. in Business Administration from Alaska Pacific University and an M.B.A. from Arizona State University.

Family Relationships

There are no family relationships between or among the above directors, executive officers or persons nominated or charged by us to become directors or executive officers.

Board Leadership Structure

Mr. Rosenberg currently serves as our chairman of our Board of Directors.

Conflicts of Interest

Members of our management are associated with other firms involved in a range of business activities.  Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company.  Although the officers and directors are engaged in other business activities, we anticipate they will devote an important amount of time to our affairs.

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to ours.  Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities.  Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise.  Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity.  However, all directors may still individually take advantage of opportunities if we should decline to do so.  Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

Involvement in Certain Legal Proceedings

None of the following events have occurred during the past ten years and are material to an evaluation of the ability or integrity of any director or officer of the Company:

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

33

a.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

b.	Engaging in any type of business practice; or
c.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

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

7.

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	a.	Any Federal or State securities or commodities law or regulation; or
b.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

	c.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees Our Board of Directors as a whole acts as the audit and compensation committees. 34

Code of Ethics

We adopted a code of ethics that applies to our officers, directors and employees. Our code of ethics was filed with our Annual Report for the year ended April 30, 2014, as filed on August 14, 2014.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The Company was formed on December 30, 2010. No officer or director has received any compensation from the Company since the inception of the Company. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.

The Company has no stock option, retirement, pension, or profit sharing programs for the benefit of directors, officers or other employees, but our officers and directors may recommend adoption of one or more such programs in the future.

We have an employment agreement with our Chief Financial Officer and no other officers, although we may enter into such agreements following our receipt of additional capital.

The Company does not have a standing compensation committee, audit committee, nomination committee, or committees performing similar functions. We anticipate that we will form such committees of the Board of Directors once we have a full Board of Directors.

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of Yappn Corp during the year ended April 30, 2015, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2015. The foregoing persons are collectively referred to in this prospectus as the “Named Executive Officers.” Compensation information is shown for the year ended April 30, 2015:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp ($)	Non- Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Totals ($)
Paul Rosenberg,	2015	0	0	0	0	0	0	0	0
CEO	2014	0	0	0	0	0	0	0	0

Charles Mathews	2015	0	0	0	0	0	0	0	0
CFO	2014	0	0	0	0	0	0	0	0

Employment Agreements

We have an employment agreement with the Chief Financial Officer whereby he will be compensated $1,000 per month and receive restricted stock valued at $3,500 per month. Other than the Chief Financial Officer, there are no other employment agreements with our officers, although we may enter into such agreements following our receipt of additional capital. The employment agreement was executed on April 7, 2015 but no compensation was provided prior to the year ended April 30, 2015.

Outstanding Equity Awards as of April 30, 2015

None.

Options Exercises and Stocks Vested

None

Grants of Plan-Based Awards

None.

Non-Qualified Deferred Compensation

None.

Golden Parachute Compensation

None.

Director Compensation

We currently do not compensate our directors. No director has received any compensation from the Company since the inception of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Under Rule 13d-3 under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

The following table indicates beneficial ownership of mCig’s common stock, as of April 30, 2015 by:

•         Each person or entity known by mCig to beneficially own more than 5% of the outstanding shares of mCig’s common stock;

•         Each executive officer and director of mCig; and

•         All executive officers and directors of mCig as a group.

•         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Percentage of beneficial ownership is based on 278,261,617 shares of common stock outstanding as of April 30, 2015.

Unless other indicated, the address of each beneficial owner listed below is c/o mCig, Inc., 433 North Camden Drive, 6th Floor, Beverly Hills, California 90210.

Name of Beneficial Owner	Amount and Nature of	Percentage
	Beneficial Ownership	of Class(1)
Paul Rosenberg	7,777,494 common shares	2.80%
	23,000,000 preferred shares	100%
Total as a group(1)	7,777,494 common shares	2.80%
	23,000,000 preferred shares	100%
TOTAL STOCK VOTING POWER

Paul Rosenberg	237,777,494 stock voting power	46.78%
Total as a group(1)	237,777,494 stock voting power	46.78%

(1)Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2015.  As of April 30, 2015 there were 278,261,617 shares of our company’s common stock issued and outstanding.

Review, Approval or Ratification of Transactions with Related Persons.

All future related party transactions will be approved, if possible, by a majority of our directors who do not have an interest in the transaction and who will have access, at our expense, to our independent legal counsel.

Description of Capital Structure

General

Our authorized capital stock consists of 560,000,000 shares of common stock, par value $ 0.0001.

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of common stock purchase options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Preferred Stock

The Series A Preferred shares of mCig, Inc. carry ten (10) votes per each share of Preferred stock while mCig, Inc’s common shares carry one (1) vote per each share outstanding.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Dividends

Subject to preferences that may be applicable to any then-outstanding securities with greater rights, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past and does not presently contemplate that there will be any future payment of any dividends on Common Stock.

Indemnification of Officers and Directors

As permitted by Nevada Revised Statutes, our Articles of Incorporation provide that we will indemnify our directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.

Pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

mCig is controlled by Mr. Paul Rosenberg as the holder of more than 50% of the voting.

During the year ended April 30, 2015, the Company advanced to VitaCig $105,264 for professional fees and inventory purchases and VitaCig repaid $5,000 of that advance during the year ended April 30, 2015.

As of April 30, 2015, the balance of the advances to VitaCig was $100,264 and is recorded as due from related party.

Director Independence

Our Board of Directors is comprised of 1 member, who is not “independent” within the meaning of Marketplace Rule 5605 of the NASDAQ Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

On April 1, 2015, we engaged, Sadler, Gibb & Associates, LLP (“Sadler Gibb”) to serve as our independent registered public accounting firm for the year ending April 30, 2015.  Since inception and for the year ended April 30, 2014, De Joya Griffith served as our independent registered public accounting firm. The following table shows the fees that were billed for the audit and other services provided for 2015 and 2014.

	2015	2014
Audit Fees	$ 21,300	$ 15,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 21,300	$ 15,500

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — this category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting services.

Tax Fees — this category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — this category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  The fee paid to the auditors with respect to 2015 and 2014 were pre-approved by the Board of Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
Exhibit No.	Description
3.1	Articles of Incorporation(1)
3.2	Amendment to the Articles of incorporation (2)
3.3	Amendment to the Articles of incorporation (3)
3.4	Certificate of Correction (8)
3.5	Certificate of Designation (12)
3.6	Bylaws (1)
3.3	Certificate of Designation filed with the Secretary of State of Nevada on July 23, 2014*
10.1	Joint Venture Agreement with Leadwill Corporation (1)
10.2	Exclusive International Distributorship Agreement with Leadwill Corporation (1)
10.3	Exclusive Technology License Agreement (1)
10.4	Exclusive Distributorship Agreement with Epik Investments Limited (1)
10.5	Joint Venture Agreement with LifeTech Japan Corporation (1)
10.6	Exclusive Technology License Agreement with LifeTech Japan Corporation (1)
10.7	Distributorship Partnership Agreement with SunPlex Limited (1)
10.8	Debt Assignment, Consent and Release Agreement (1)
10.9	Exclusive International Distributorship Agreement (1)
10.10	Amendment to Stock Purchase Agreement*
10.11	Share Cancellation/Exchange/Return To Treasury Agreement(3)
10.12	Employment Agreement with Mark James Linkhorst (5)
10.13	Stock Purchase Agreement with the shareholders of Vapolution, Inc.(6)
10.14	Section 351 Contribution Agreement With Vitacig, Inc.(4)
10.15	Consulting Agreements (7)
10.16	Share Cancellation/Exchange/Return To Treasury Agreement(8)
10.17	Amendment to Stock Purchase Agreement with Vapolution shareholders (9)
10.18	Employment Agreement with Patrick J. Lucey (10)
10.19	Lock Up Agreement with Paul Rosenberg (11)
10.20	Amendment to Stock Purchase Agreement with Vapolution shareholders (12)
10.21	Amendment to Stock Purchase Agreement with Vapolution shareholders, dated August 25, 2015*
10.22	Employment Agreement with Charles Mathews, dated April 7, 2015*
14	Code of Ethics (12)
21	Subsidiaries*
23.1	Consent of De Joya Griffith, LLC*
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
(1)	Incorporated by references to our Amended Annual Report on Form 10-K/A, filed on April 14, 2014.
(2)	Incorporated by reference to our Current Report on Form 8-K, filed on August 6, 2013.
(3)	Incorporated by references to our Quarterly Report on Form 10-Q, filed on September 23, 2013.
(4)	Incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2014.
(5)	Incorporated by reference to our Current Report on Form 8-K, filed on March 21, 2014.
(6)	Incorporated by reference to our Current Report on Form 8-K/A, filed on April 23, 2014.
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q/A, filed on May 29, 2014
(8)	Incorporated by reference to our Current Report on Form 8-K/A, filed on May 29, 2014.
(9)	Incorporated by reference to our Current Report on Form 8-K/A, filed on May 30, 2014.
(10)	Incorporated by reference to our Current Report on Form 8-K, filed on July 10, 2014.
(11)	Incorporated by reference to our Current Report on Form 8-K, filed on July 18, 2014
(12)	Incorporated by references to our Annual Report on Form 10-K, filed on August 13, 2014.
*Filed here

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mCig Inc

	August 31,2015	By: /s/ Paul Rosenberg
Paul Rosenberg
Chief Executive Officer (Principal Executive Officer)

	August 31,2015	By: /s/ Charles Mathews
Charles Mathews
Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Paul Rosenberg	Chief Executive Officer	August 31, 2015
Paul Rosenberg	(Principal Executive Officer)

/s/ Charles Mathews	Chief Operating Officer and Director	August 31, 2015
Charles Mathews

43