Form 10-K/A
period 2015-04-30
mCig, Inc.
filed 2015-09-03
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

Amendment #1

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

Documents Incorporated By Reference: None

                                                                 EXPLANATORY NOTE – AMENDMENT

Our purpose of this 10-K/A to our Annual Report on Form 10-K for the year ended April 30, 2015, as filed with the Securities and Exchange Commission on August 31, 2015 is to furnish XBRL tagging to the Form 10-K as required by Rule 405 of Regulation S-T.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10-K other than those described herein.

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