Form 10-Q
period 2015-07-31
mCig, Inc.
filed 2015-09-14
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 333-175941

Mcig, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)		27-4439285 (I.R.S. Employer Identification No.)
433 North Camden Drive, 6th Floor, Beverly Hills, CA (Address of principal executive offices)		90210 (Zip Code)
(310) 402-6937 Registrant’s telephone number, including area code
(Former name and address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [√] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [√]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [√]

As of September 11, 2015, the Company had 287,185,347 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes [  ] No [√]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2015 are not necessarily indicative of the results that can be expected for the year ending April 30, 2016.

MCIG, INC.
Condensed Balance Sheets
	July 31, 2015	April 30, 2015
(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$119 276	$102 691
Accounts receivable	-	22 141
Other receivable	5 000	15 000
Inventory, net of allowance of $5,000 and $5,000, respectively	54 009	40 547
Prepaid expenses	103 747	411 566
Total current assets	282 032	591 945

Property, plant, and equipment, net of accumulated
depreciation of $188 and $22, respectively	1 604	1 770
Due from related party	94 954	100 264
Intangible assets, net of accumulated amortization of $16,391 and $14,487, respectively	6 200	8 104
Total assets	$384 790	$702 083

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11 655	$14 653
Deferred revenue	6 053	-
Due to related party	2 299	-
Current liabilities	20 007	14 653
Total liabilities	20 007	14 653
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
23,000,000 shares outstanding.	2 300	2 300
Common stock, $0.0001 par value; 560,000,000 shares authorized;
284,702,588 and 278,261,617 issued and outstanding at
July 31, 2015 and April 30, 2015, respectively.	28 470	27 826
Additional paid in capital	6 264 304	5 924 447
Accumulated deficit	(5 930 291)	(5 267 143)
Total Stockholders' Equity	364 783	687 430
Total Liabilities and Stockholders' Equity	$384 790	$702 083

The accompanying notes are an integral part of these condensed financial statements.
4

MCIG, INC.
Condensed Statements of Operations
(unaudited)

For the Three Months Ended
July 31,
	2015	2014

REVENUES	$369 093	$107 446

COST OF GOODS SOLD	242 149	49 876

GROSS PROFIT	126 944	57 570

EXPENSES
Selling, general and administrative	139 112	64 728
Professional fees	3 681	10 600
Stock based compensation	645 229	1 044 956
Amortization and depreciation	2 070	1 626
Total operating expenses	790 092	1 121 910

NET LOSS FROM OPERATIONS	(663 148)	(1 064 340)

NET LOSS FROM CONTINUING OPERATIONS	(663 148)	(1 064 340)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	7 515
NET LOSS	(663 148)	(1 056 825)

Income (loss) per share, from continuing operations	$(0,00)	$(0,00)
Income (loss) per share, from discontinued operations	$-	$0,00
Income (loss) per share	$(0,00)	$(0,00)

Weighted average shares outstanding - basic and diluted	280 311 306	270 135 000

The accompanying notes are an integral part of these condensed financial statements.
5

MCIG, INC.
Condensed Statements of Cash Flows
(unaudited)
For the Three Months Ended
July 31,
	2015	2014
Operating activities:
Net loss	$(663 148)	$(1 056 825)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	2 070	1 626
Common stock issued for services	340 501	1 044 956
Amortization of prepaid stock based compensation	304 728	-
Changes in operating assets and liabilities:
Accounts receivable	22 141	(6 795)
Receivable - other	10 000	-
Inventory	(11 002)	6 797
Prepaid expenses	3 091	(4 835)
Accounts payable	(2 998)	(59 427)
Deferred revenue	6 053	-
Net cash used in continuing operating activities	11 436	(74 503)
Net cash used in discontinued operating activities	-	(55 541)
Net cash used in operating activities	11 436	(130 044)

Investing activities:
Net cash used in discontinued investing activities	-	(2 800)
Net cash used in investing activities	-	(2 800)

Financing activities:
Advances to related party	-	(78 591)
Advances from related parties	8 500	-
Repayments to related parties	(6 201)	-
Proceeds from related party	2 850	3 000
Net cash provided by (used in) financing activities	5 149	(75 591)
Net cash provided by discontinued financing activities	-	75 591
Net cash provided by (used in) financing activities	5 149	-

Net increase (decrease) in cash	16 585	(132 844)

Cash, beginning of period	102 691	358 839

Cash, end of period	$119 276	$225 995
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing Activities:
Inventory recieved for forgiveness of debt	$2 460	$-

The accompanying notes are an integral part of these condensed financial statements.
6

MCIG, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Organization and Basis of Presentation

The accompanying unaudited financial statements of mCig, Inc., (the “Company”, “we”, “our”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

The Company prepares its condensed financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three months ended July 31, 2015 are not necessarily indicative of the results that may be expected for the year ending April 30, 2016. Notes to the unaudited interim condensed financial statements that would substantially duplicate the disclosures contained in the audited condensed financial statements for the year ended April 30, 2015 have been omitted; this report should be read in conjunction with the audited condensed financial statements and the footnotes thereto for the fiscal year ended April 30, 2015 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

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

Management believes that by 2016 it is very likely that many more states, will legalize the use and sale of recreational marijuana the way Washington and Colorado have.

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

The Company manufactures and retails the mCig – a loose-leaf eCig. Designed in the USA – the mCig provides a smoking experience by heating plant material, waxes, and oils delivering a smoother inhalation experience. The Company also maintains an investment in Vapolution, Inc. which manufactures and retails home-use vaporizers such as the Vapolution 2.0. Through its related party, VitaCig, Inc., the Company is engaged in the manufacturing and retailing of a nicotine-free eCig that delivers a water-vapor mixed with vitamins and natural flavors.

On January 23, 2014, the Company signed a Stock Purchase Agreement with Vapolution, Inc. which manufactures and retails home-use vaporizers. In accordance with this agreement mCig, Inc. acquired 100% of Vapolution, Inc.; as part of this transaction mCig, Inc. has agreed to issue 5,000,000 shares to shareholders of Vapolution, Inc.  The shareholders of Vapolution, Inc. retain the right to rescind the transaction, which expired on January 23, 2015 but was extended to May 23, 2015 based on an Amended Stock Purchase Agreement executed on May 23, 2014. Subsequently, on August 25, 2015, the final payment to the shareholders of Vapolution was extended to September 30, 2015 and the right to rescind the transaction was extended to March 31, 2016.

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

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its former wholly-owned subsidiary for the year ended April 30, 2015. Significant intercompany balances and transactions have been eliminated. The Company had consolidated VitaCig, Inc. through November 28, 2014 at which time VitaCig was spun-off and is no longer consolidated into the Company’s financial statements.

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

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. For cash management purposes the company concentrates its cash holdings in an account at Bank of America. The Company had no cash equivalents at July 31, 2015 or April 30, 2015.

Inventory

Inventory consists of finished product, mCig products valued at the lower of cost or market valuation under the first-in, first-out method of costing.

	July 31, 2015	April 30, 2015
Finished goods	$59,009	$45,547
Allowance for obsolescence	(5,000)	(5,000)
Total inventory	$54,009	$40,547

As of July 31, 2015 and April 30, 2015, the Company has recorded an allowance for finished goods obsolescence of $5,000 and $5,000, respectively.

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

Advertising Expenses

Advertising costs are expensed as incurred. During the three months ended July 31, 2015 and 2014, the advertising expenses were $17,630 and $0, respectively.

Foreign Currency Translation

The Company’s functional currency and its reporting currency is the United States Dollar.

Intangible Assets

The Company’s intangible assets consist primarily of certain website development costs and are amortized over its useful life.

Research and Development

The costs of research and development are expensed as incurred. During the three months ended July 31, 2015 and 2014, the research and development costs were $0 and $0, respectively.

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

Basic and Diluted Net Loss Per Share

The Company follows ASC Topic 260 to account for earnings per share.  Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the three months.  Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.  During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

There is no potential dilutive security as of July 31, 2015 or 2014.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had no deposits in excess of federally insured limits at July 31, 2015 and April 30, 2015.

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

As of August 25, 2015 and the three months ended July 31, 2015, the fair value of Vapolution is undeterminable and the Company elected to record an impairment in the amount of $625,000 as another than temporary impairment.

Equity-Basis Investments

The Company accounts for its approximately 46% ownership of VitaCig on the equity method of accounting. As of July 31, 2015, the market value of this investment is approximately $4,140,000.

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. Management reviews mCig’s reserves at least quarterly to ensure that its accruals are adequate in meeting expected future warranty obligations, and the Company will adjust its estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that are recorded may be material. Because of the nature of its products, customers are made aware that as soon as a mCig is packed with marijuana, they automatically void their warranty, primarily because it is against federal laws to mail a product that has been in proximity of marijuana. As a result, the products that can be returned as a warranty replacement are extremely limited. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report for the three months ended July 31, 2015. Based on these actual expenses, the warranty reserve, as estimated by management as of July 31, 2015 was at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

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

Reclassifications

Certain comparative amounts from prior periods have been reclassified to conform to the current period's presentation. These changes did not affect previously reported net loss.

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months ended July 31, 2015 and 2014 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has suffered losses from operations and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern.

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

Note 4. Property, Plant and Equipment

The following is a detail of equipment at July 31, 2015 and April 30, 2015:

	July 31, 2015	April 30, 2015
Furniture and fixtures	$ 1,792	$ 1,792
Total property	1,792	1,792
Less: accumulated depreciation	(188)	(22)
Total property, net	$ 1,604	$ 1,770

Depreciation expense on property, plant and equipment was $162 and $0 for the three months ended July 31, 2015 and 2014, respectively.

Note 5. Intangible Assets:

Intangible assets, net consisted of the following at July 31, 2015 and April 30, 2015:

	July 31,	April 30,
	2015	2015
Intangible assets	$ 22,591	$ 22,591
Less amortization	(16,391)	(14,487)
Net intangible assets	$ 6,200	$ 8,104

Amortization expense on intangible assets was $1,904 and $1,626 for the three months ended July 31, 2015 and 2014, respectively. The weighted average remaining useful life on intangible assets at July 31, 2015 is approximately 14 months.

The table below represents the estimated amortization of intangible assets for each of the next five years.

Year	Amortization
2016	$ 5,718
2017	489
2018	-
2019	-
2020	-
Total	$ 6,200

13

Note 6. Related Parties and Related Party Transactions

During the year ended April 30, 2015, the Company advanced to VitaCig $105,264 for professional fees and inventory purchases and VitaCig repaid $5,000 of that advance during the three months ended July 31, 2015.

During the three months ended July 31, 2015 VitaCig repaid $2,850 to the Company, and transferred $2,460 in inventory.

As of July 31, 2015 and April 30, 2015, the balance of the advances to VitaCig was $94,954 and $100,264, respectively, and is recorded as due from related parties.

Note 7. Commitments and Contingencies

None

Note 8. Stockholders’ Equity

Common Stock

In the three months ended July 31, 2015, the Company issued an aggregate total of 6,440,971 shares of common stock valued at $340,501 for services.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock, at $0.0001 par value and 23,000,000 are issued and outstanding as of July 31, 2015. Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock. All 23,000,000 shares of preferred stock were granted to the Company’s Chief Executive Officer on September 23, 2013, which was valued at $2,300, the price of the common stock of $0.0001 exchanged in the transaction.

Note 9. Basic Loss per Share

Basic Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	July 31,
	2015	2014
Net loss from continuing operations	(663,148)	(1,064,340)
Net income from discontinued operations	-	7,515
Net loss	(663,148)	(1,056,825)

Basic loss per common share from continuing operations	$ (0.00)	$ (0.00)
Basic income per common share from discontinued operations	$ 0.00	$ 0.00
Basid income (loss) per share	$ (0.00)	$ (0.00)
Basic weighted average number of shares outstanding	280,311,306	270,135,000

14

The computation of basic loss per common share is based on the weighted average number of shares outstanding during the periods.

Note 10. Subsequent Events

On August 31, 2015, the Company issued 2,482,759 shares of common stock for services valued at$138,168.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on  Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended April 30, 2015.

Certain statements in this section contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained in this report and not clearly historical in nature are forward-looking, and the words “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) generally are intended to identify forward-looking statements.  Any statements in this report that are not historical facts are forward-looking statements. Actual results may differ materially from those discussed from time to time in the Company's Securities and Exchange Commission filings. The Company undertakes no obligation to update or revise any forward-looking statement for events or circumstances after the date on which such statement is made except as required by law.

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

Marijuana has been decriminalized in over twenty countries, in over five continents. Twenty three states and the District of Columbia currently have laws legalizing marijuana in some form http://www.governing.com/govdata/safetyjustice/ statemarijuanalawsmapmedicalrecreational.html).  Management believes that by 2016 it is very likely that many more states, including Alaska, California, Arizona, Maine, and Oregon, will legalize the use and sale of recreational marijuana the way Washington and Colorado have; and

(2) The adoption of electronic vaporizing cigarettes (commonly known as “eCigs”), as smokers move away from traditional cigarettes onto e-cigarettes. Smoking tobacco causes numerous health problems, including disease and death. Smoking becomes very addicting quickly, and the most difficult part is cessation. We contend that e-cigarettes offer a safer and healthier alternative to traditional tobacco cigarettes. E-cigarettes operate by heating a mixture of liquid nicotine and flavoring, which is then inhaled and exhaled in the same manner as a cigarette. However, e-cigarettes do not contain any tobacco or other dangerous additives. Scientific research has shown that the leading cause of cancer in smokers comes from the carcinogens in tobacco. As the movement towards personal health grows, smokers are trying to quit their harmful habits. Management believes that e-cigarettes provide a safe transition from harmful traditional cigarettes.

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

Critical Accounting Policies and Estimates

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

Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.

Our operating results for the three months ended July 31, 2015 and 2014 are summarized as follows:

	For the Three Months Ended July 31,
	2015	2014
Revenue	$369,093	$107,446
Cost of Goods Sold	242,149	49,876
Gross Profit	126,944	57,570
Expenses	790,092	1,121,910
Net Loss from operations	(663,148)	(1,064,340)
Net income from discontinued operations	-	7,515
Net loss	$(663,148)	$(1,056,825)

Results of Operations

Three Months Ended July 31, 2015 Compared to Three Months Ended July 31, 2014

Revenue

Our revenue from continuing operations for the three months ended July 31, 2015 was $369,093 compared to $107,446, an increase of $261,647 or approximately 244%, for the three months ended July 31, 2014.  This increase is primarily a result of increased sales efforts for our products. Revenues consist primarily of results from the sales of the electronic vaporisers, the components for vaporisers and related accessories.

Cost of Goods Sold

Our cost of goods sold for the three months ended July 31, 2015 was $242,149 compared to $49,876 for the three months ended July 31, 2014. The increase is primarily due to an increase in sales and the purchase of better quality products with higher costs.

Gross Profit

Our gross profit for the three months ended July 31, 2015 was $126,944 compared to $57,570 for the three months ended July 31, 2014. The gross profit of $126,944 for the three months ended July 31, 2015 represents approximately 34% as a percentage of total revenue. The gross profit of $57,570 for the three months ended July 31, 2014 represents approximately 54% as a percentage of total revenue. This decrease in the gross profit is primarily attributed to the higher costs of the better quality products.

Operating Expenses

Our operating expenses decreased by $331,818 to $790,092 for the three months ended July 31, 2015, from $1,121,910 for the three months ended July 31, 2014.

The decrease was primarily due to the decrease in stock based compensation of $399,727 a decrease in professional fees of $6,919, offset by an increase in selling, general and administrative expenses of $74,384 and an increase in amortization and depreciation of $444.

Our total operating expenses for the three months ended July 31, 2015 of $790,092 consisted of $645,229 of stock based compensation, $139,112 of selling, general and administrative expenses, $3,681 in professional fees, and $2,070 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Loss

Our net loss decreased by $393,667 to $663,148 for the three months ended July 31, 2015 from $1,056,825 for the three months ending July 31, 2014. The decrease in net loss compared to the prior year is primarily a result of the decrease in operating expenses of $331,818 and the increase in gross profit of $69,374.

Liquidity and Capital Resources

Introduction

During the three months ended July 31, 2015 we generated positive operating cash flows of $11,436. Our cash on hand as of July 31, 2015 was $119,276. At July 31, 2015, the Company had a working capital surplus of $364,783.

Cash Requirements

We had cash available of $119,276 as of July 31, 2015.  Based on our revenues, cash on hand and current monthly burn rate, around $15,000, we believe that our operations are sufficient to fund operations through January 2016.

Sources and Uses of Cash

Operations

We had net cash provided by continuing operating activities of $11,436 for the three months ended July 31, 2015, as compared to cash used of $78,644 for the three months ended July 31, 2014. Cash used in discontinued operating activities was $51,400 for the three months July 31, 2014.

Net cash provided by continuing operations consisted primarily of the net loss of $663,148 offset by non-cash expenses of $342,571 consisting of depreciation and amortization of intangible assets of $2,070 and $340,501 in common stock issued for services. Additionally, changes in assets and liabilities consisted of decreases in accounts receivable of $22,140, other receivables of $10,000, and prepaid expenses of $307,819, these decreases were partially offset by increases in inventory of $11,002, accounts payable of $2,998, and deferred revenue of $6,053.

Investments

We had net cash used in continuing investing activities of $0 for the three months ended July 31, 2015 and July 31, 2014. Cash used in discontinued investing activities was $2,800.

Financing

We had net cash provided by continuing financing activities of $5,149 for the three months ended July 31, 2015, as compared to net cash used of $75,591 for the three months ended July 31, 2014.  Our financing activities consisted primarily of $8,500 in advances from related parties, $2,850 in repayments from related parties, and $6,201 in repayments to related parties. Cash provided by discontinued investing activities was $75,591 for the three months ended July 31, 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months ended July 31, 2015 and 2014 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has suffered losses from operations and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2015. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

As funds become available to us, we expect to implement additional measures to improve disclosure controls and procedures such as implementing and documenting our internal controls procedures.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended July 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The Company’s management, including its Principal Executive Officer and its Principal Financial Officer, do not expect that the Company’s disclosure controls will prevent or detect all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended July 31, 2015, we issued 6,440,971 shares of common stock valued at $340,501 for professional services.

Item 3. Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

Item 4. Mine Safety Disclosures

There have been no events that are required to be reported under this Item.

Item 5. Other Information

There have been no events that are required to be reported under this Item.

Item 6. Exhibits
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Furnished herewith.

21

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

mCig, Inc.

Dated: September 14, 2015		/s/ Paul Rosenberg
	By:	Paul Rosenberg
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: September 14, 2015		/s/ Charles Mathews
	By:	Charles Mathews
	Its:	Chief Financial Officer (Principal Financial Officer)

22