Form 10-Q/A
period 2015-07-31
mCig, Inc.
filed 2015-09-16
CIK 1525852

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

As of September 15, 2015, the Company had 287,185,347 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes [  ] No [√]

                                                      EXPLANATORY NOTE – AMENDMENT

Our purpose of this 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, as filed with the Securities and Exchange Commission on September 14, 2015 is to furnish XBRL tagging to the Form 10-Q as required by Rule 405 of Regulation S-T.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10-Q other than those described herein.

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

MCIG, INC.
Condensed Balance Sheets
	July 31, 2015	April 30, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$119,276	$102,691
Accounts receivable	-	22,141
Other receivable	5,000	15,000
Inventory, net of allowance of $5,000 and $5,000, respectively	54,009	40,547
Prepaid expenses	103,747	411,566
Total current assets	282,032	591,945

Property, plant, and equipment, net of accumulated
depreciation of $188 and $22, respectively	1,604	1,770
Due from related party	94,954	100,264
Intangible assets, net of accumulated amortization of $16,391 and $14,487, respectively	6,200	8,104
Total assets	$384,790	$702,083

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,655	$14,653
Deferred revenue	6,053	-
Due to related party	2,299	-
Current liabilities	20,007	14,653
Total liabilities	20,007	14,653
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
23,000,000 shares outstanding.	2,300	2,300
Common stock, $0.0001 par value; 560,000,000 shares authorized;
284,702,588 and 278,261,617 issued and outstanding at
July 31, 2015 and April 30, 2015, respectively.	28,470	27,826
Additional paid in capital	6,264,304	5,924,447
Accumulated deficit	(5,930,291)	(5,267,143)
Total Stockholders' Equity	364,783	687,430
Total Liabilities and Stockholders' Equity	$384,790	$702,083

The accompanying notes are an integral part of these condensed financial statements.
4

MCIG, INC.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended
	July 31,
	2015	2014

REVENUES	$369,093	$107,446

COST OF GOODS SOLD	242,149	49,876

GROSS PROFIT	126,944	57,570

EXPENSES
Selling, general and administrative	139,112	64,728
Professional fees	3,681	10,600
Stock based compensation	645,229	1,044,956
Amortization and depreciation	2,070	1,626
Total operating expenses	790,092	1,121,910

NET LOSS FROM OPERATIONS	(663,148)	(1,064,340)

NET LOSS FROM CONTINUING OPERATIONS	(663,148)	(1,064,340)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	7,515
NET LOSS	(663,148)	(1,056,825)

Income (loss) per share, from continuing operations	$(0,00)	$(0,00)
Income (loss) per share, from discontinued operations	$-	$0,00
Income (loss) per share	$(0,00)	$(0,00)

Weighted average shares outstanding - basic and diluted	280,311,306	270,135,000

The accompanying notes are an integral part of these condensed financial statements.
5

MCIG, INC.
Condensed Statements of Cash Flows
(unaudited)
	For the Three Months Ended
	July 31,
	2015	2014
Operating activities:
Net loss	$(663,148)	$(1,056,825)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	2,070	1,626
Common stock issued for services	340,501	1,044,956
Amortization of prepaid stock based compensation	304,728	-
Changes in operating assets and liabilities:
Accounts receivable	22,141	(6,795)
Receivable - other	10,000	-
Inventory	(11,002)	6,797
Prepaid expenses	3,091	(4,835)
Accounts payable	(2,998)	(59,427)
Deferred revenue	6,053	-
Net cash used in continuing operating activities	11,436	(74,503)
Net cash used in discontinued operating activities	-	(55,541)
Net cash used in operating activities	11,436	(130,044)

Investing activities:
Net cash used in discontinued investing activities	-	(2,800)
Net cash used in investing activities	-	(2,800)

Financing activities:
Advances to related party	-	(78,591)
Advances from related parties	8,500	-
Repayments to related parties	(6,201)	-
Proceeds from related party	2,850	3,000
Net cash provided by (used in) financing activities	5,149	(75,591)
Net cash provided by discontinued financing activities	-	75,591
Net cash provided by (used in) financing activities	5,149	-

Net increase (decrease) in cash	16,585	(132,844)

Cash, beginning of period	102,691	358,839

Cash, end of period	$119,276	$225,995
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing Activities:
Inventory recieved for forgiveness of debt	$2,460	$-

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

mCig, Inc.

Dated: September 15, 2015		/s/ Paul Rosenberg
	By:	Paul Rosenberg
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: September 15, 2015		/s/ Charles Mathews
	By:	Charles Mathews
	Its:	Chief Financial Officer (Principal Financial Officer)

22