Form 10-Q
period 2015-10-31
mCig, Inc.
filed 2015-12-17
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

As of November 14, 2015, the Company had 300,631,768 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes [  ] No [√]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended October 31, 2015 are not necessarily indicative of the results that can be expected for the year ending April 30, 2016.

MCIG, INC.
Condensed Balance Sheets
	October 31, 2015	April 30, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$126,095	$102,691
Accounts receivable	-	22,141
Other receivable	16,000	15,000
Inventory, net of allowance of $5,000 and $5,000, respectively	54,044	40,547
Prepaid expenses	48,991	411,566
Total current assets	245,130	591,945

Property, plant, and equipment, net of accumulated
depreciation of $278 and $22, respectively	1,514	1,770
Due from related party	92,808	100,264
Investment in Vapolution	67,500
Intangible assets, net of accumulated amortization of $18,295 and $14,487, respectively	4,296	8,104
Total assets	$411,248	$702,083

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,899	$14,653
Deferred revenue	9,947	-
Due to related party	28,803	-
Current liabilities	53,649	14,653
Total liabilities	53,649	14,653
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
23,000,000 shares outstanding.	2,300	2,300
Common stock, $0.0001 par value; 560,000,000 shares authorized;
300,631,768 and 278,261,617 issued and outstanding at
October 31, 2015 and April 30, 2015, respectively.	30,064	27,826
Additional paid in capital	6,676,175	5,924,447
Accumulated deficit	(6,350,940)	(5,267,143)
Total Stockholders' Equity	357,599	687,430
Total Liabilities and Stockholders' Equity	$411,248	$702,083

The accompanying notes are an integral part of these unaudited condensed financial statements.
4

mCig, Inc.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014

REVENUES	$885,556	$73,814	$1,254,649	$181,261

COST OF GOODS SOLD	783,880	35,609	1,026,029	85,484

GROSS PROFIT	101,676	38,205	228,620	95,777

EXPENSES
Selling, general and administrative	504,331	82,093	1,288,672	162,237
Professional fees	16,000	735,114	19,681	1,775,254
Amortization and depreciation	1,994	1,626	4,064	3,252
Total operating expenses	522,325	818,833	1,312,417	1,940,743

NET LOSS FROM OPERATIONS	(420,649)	(780,628)	(1,083,797)	(1,844,966)

OTHER INCOME (EXPENSE)
Other income (loss)	-	(2,864)	-	(2,864)

NET LOSS FROM CONTINUING OPERATIONS	(420,649)	(783,492)	(1,083,797)	(1,847,830)
NET INCOME FROM DISCONTINUED OPERATIONS	-	4,590	-	12,105
NET LOSS	(420,649)	(778,902)	(1,083,797)	(1,835,725)

Income (loss) per share, from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Income (loss) per share, from discontinued operations	$0.00	$0.00	$0.00	$0,00
Income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0,01)

Weighted average shares outstanding - basic and diluted	289,389,488	270,135,000	284,871 ,028	270,135,000

The accompanying notes are an integral part of these unaudited condensed financial statements.
5

MCIG, INC.
Condensed Statements of Cash Flows
(unaudited)
	For the Six Months Ended
	October 31,
	2015	2014
Operating activities:
Net loss	$(1,083,797)	$(1,835,752)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	4,064	3,252
Common stock issued for services	686,466	1,795,723
Amortization of prepaid stock based compensation	362,575	-
Changes in operating assets and liabilities:
Accounts receivable	22 141	(2,162)
Receivable - other	(1,000)	-
Inventory	(11,037)	(15,410)
Prepaid expenses	-	5,934
Accounts payable	246	(59,587)
Deferred revenue	9,947	-
Net cash used in continuing operating activities	(10,395)	(107,975)
Net cash used in discontinued operating activities	-	39,761
Net cash used in operating activities	(10,395)	(68,214)

Investing activities:
Net cash used in discontinued investing activities	-	(4,400)
Net cash used in investing activities	-	(4,400)

Financing activities:
Advances to related party	-	(94,910)
Advances from related parties	28,803	10,000
Proceeds from related party	4,996	-
Net cash provided by (used in) financing activities	33,799	(84,910)
Net cash provided by discontinued financing activities	-	94,910
Net cash provided by (used in) financing activities	33,799	10,000

Net increase (decrease) in cash	23,404	(62,614)

Cash, beginning of period	102,691	355,377

Cash, end of period	$126,095	$292,763
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing Activities:
Inventory received for forgiveness of debt	$2 460	$-
Shares issued for acquisition of Vapolution	$67,500	$-
Reclass debt forgiven to note payable	$-	$3,157,346
Prepaid stock-based compensation	$-	$906,664

The accompanying notes are an integral part of these unaudited condensed financial statements. 6

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

Operating results for the six months ended October 31, 2015 are not necessarily indicative of the results that may be expected for the year ending April 30, 2016. Notes to the unaudited interim condensed financial statements that would substantially duplicate the disclosures contained in the audited condensed financial statements for the year ended April 30, 2015 have been omitted; this report should be read in conjunction with the audited condensed financial statements and the footnotes thereto for the fiscal year ended April 30, 2015 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

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

Stock-Based Compensation

The Company accounts for share-based awards issued to employees in accordance with FASB ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. The Company applies ASC 505-50, “Equity Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees. During six months ended October 31, 2015 and 2014, the Company amortized $362,575 and $0, respectively.

Deferred Revenue

Payments received by the Company in advance are recorded as deferred revenue until the merchandise has shipped to the customer.

Cost of Goods Sold

The Company recognizes the direct cost of purchasing product for sale, including freight-in and packaging, as cost of goods sold in the accompanying statement of operations.

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. For cash management purposes the company concentrates its cash holdings in an account at Bank of America. The Company had no cash equivalents at October 31, 2015 or April 30, 2015.

Inventory

Inventory consists of finished product, mCig products valued at the lower of cost or market valuation under the first-in, first-out method of costing.

	October 31, 2015	April 30, 2015
Finished goods	$59,044	$45,547
Allowance for obsolescence	(5,000)	(5,000)
Total inventory	$54,044	$40,547

As of October 31, 2015 and April 30, 2015, the Company has recorded an allowance for finished goods obsolescence of $5,000, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Expenditures for maintenance and repairs are charged to expense as incurred.  Additions, improvements and major replacements that extend the life of the asset are capitalized.

9

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

Advertising Expenses

Advertising costs are expensed as incurred. During the three months ended October 31, 2015 and 2014, the advertising expenses were $32,084 and $0, respectively. During the six months ended October 31, 2015 and 2014, the advertising expenses were $49,713 and $0, respectively.

Foreign Currency Translation

The Company’s functional currency and its reporting currency is the United States Dollar.

Intangible Assets

The Company’s intangible assets consist primarily of certain website development costs and are amortized over its useful life.

Research and Development

The costs of research and development are expensed as incurred. During the three and six months ended October 31, 2015 and 2014, the research and development costs were $0, respectively.

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

Basic and Diluted Net Loss Per Share

The Company follows ASC Topic 260 to account for earnings per share.  Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the three and six months.  Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.  During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

There is no potential dilutive security as of October 31, 2015 or 2014.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had no deposits in excess of federally insured limits at October 31, 2015 and April 30, 2015.

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

Cost-Basis Investments

The Company’s non-marketable equity investment in Vapolution is recorded using the cost-basis method of accounting, and is classified within other long-term assets on the accompanying balance sheet as permitted by FASB ASC 325, “Cost Method Investments”. During the year ended April 30, 2015 the Company recorded an impairment loss of $625,000 related to the investment in Vapolution. During the six months ended October 31, 2015 there were no impairment losses.

On September 30, 2015, the Company issued 2,500,000 shares of common stock valued at $67,500 for the second half of the Vapolution investment.

Equity-Basis Investments

The Company accounts for its approximately 46% ownership of VitaCig on the equity method of accounting.

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. Management reviews mCig’s reserves at least quarterly to ensure that its accruals are adequate in meeting expected future warranty obligations, and the Company will adjust its estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that are recorded may be material. Because of the nature of its products, customers are made aware that as soon as a mCig is packed with marijuana, they automatically void their warranty, primarily because it is against federal laws to mail a product that has been in proximity of marijuana. As a result, the products that can be returned as a warranty replacement are extremely limited. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report for the three and six months ended October 31, 2015. Based on these actual expenses, the warranty reserve, as estimated by management as of October 31, 2015 was at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

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

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three and six months ended October 31, 2015 and 2014 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has suffered losses from operations and has an accumulated deficit, which raise substantial doubt about its ability to continue as a going concern.

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

During the six months ended October 31, 2015 VitaCig repaid $4,996 to the Company, and transferred $2,460 in inventory.

As of October 31, 2015 and April 30, 2015, the balance of the advances to VitaCig was $92,808 and $100,264, respectively, and is recorded as due from related parties.

During the six months ended October 31, 2015, the Company borrowed $28,803 from a related party for the purchase of inventory. The $28,803 is recorded as due to related party.

Note 5. Commitments and Contingencies

None

Note 6. Stockholders’ Equity

Common Stock

In the six months ended October 31, 2015, the Company issued an aggregate total of 19,870,151 shares of common stock valued at $686,466 for services and 2,500,000 shares of common stock valued at $67,500 for the investment in Vapolution.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock, at $0.0001 par value and 23,000,000 are issued and outstanding as of October 31, 2015. Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock. All 23,000,000 shares of preferred stock were granted to the Company’s Chief Executive Officer on September 23, 2013, which was valued at $2,300, the price of the common stock of $0.0001 exchanged in the transaction.

13

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

Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.

Our operating results for the three months ended October 31, 2015 and 2014 are summarized as follows:

	For the Three Months Ended October 31,
	2015	2014
Revenue	$ 885,556	$ 73,814
Cost of Goods Sold	783,880	35,609
Gross Profit	101,676	38,205
Expenses	522,325	818,833
Net Loss from operations	(420,649)	(780,628)
Other income (expense)	-	(2,864)
Net income from discontinued operations	-	4,590
Net loss	(420,649)	(778,902)

15

Our operating results for the six months ended October 31, 2015 and 2014 are summarized as follows:

	For the Six Months Ended October 31,
	2015	2014
Revenue	$ 1,254,649	$ 181,261
Cost of Goods Sold	1,026,029	85,484
Gross Profit	228,620	95,777
Expenses	1,312,417	1,940,743
Net Loss from operations	(1,083,797)	(1,844,966)
Other income (expense)	-	(2,864)
Net income from discontinued operations	-	12,105
Net loss	(1,083,797)	(1,835,725)

Results of Operations

Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014

Revenue

Our revenue from continuing operations for the three months ended October 31, 2015 was $885,556 compared to $73,814, an increase of $811,742 or approximately 1100%, for the three months ended October 31, 2014.  This increase is primarily a result of increased sales efforts for our products. Revenues consist primarily of results from the sales of the electronic vaporisers, the components for vaporisers and related accessories.

Cost of Goods Sold

Our cost of goods sold for the three months ended October 31, 2015 was $783,880 compared to $35,609 for the three months ended October 31, 2014. The increase is primarily due to an increase in sales and the purchase of better quality products with higher costs.

Gross Profit

Our gross profit for the three months ended October 31, 2015 was $101,676 compared to $38,205 for the three months ended October 31, 2014. The gross profit of $101,676 for the three months ended October 31, 2015 represents approximately 11% as a percentage of total revenue. The gross profit of $38,205 for the three months ended October 31, 2014 represents approximately 52% as a percentage of total revenue. This decrease in the gross profit is primarily attributed to the higher costs of the better quality products.

Operating Expenses

Our operating expenses decreased by $296,508 to $522,325 for the three months ended October 31, 2015, from $818,833 for the three months ended October 31, 2014.

The decrease was primarily due to the decrease in professional fees of $719,114, offset by an increase in selling, general and administrative expenses of $422,238 and an increase in amortization and depreciation of $368.

Our total operating expenses for the three months ended October 31, 2015 of $522,325 consisted of $504,331 of selling, general and administrative expenses, $16,000 of professional fees, and $1,994 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Loss

Our net loss decreased by $358,253 to $420,649 for the three months ended October 31, 2015 from $778,902 for the three months ending October 31, 2014. The decrease in net loss compared to the prior period is primarily a result of the decrease in operating expenses of $296,508 and the increase in gross profit of $63,471.

Six Months Ended October 31, 2015 Compared to Sic Months Ended October 31, 2014

Revenue

Our revenue from continuing operations for the six months ended October 31, 2015 was $1,254,649 compared to $181,261, an increase of $1,073,388 or approximately 592%, for the six months ended October 31, 2014.  This increase is primarily a result of increased sales efforts for our products. Revenues consist primarily of results from the sales of the electronic vaporisers, the components for vaporisers and related accessories.

Cost of Goods Sold

Our cost of goods sold for the six months ended October 31, 2015 was $1,026,029 compared to $85,484 for the six months ended October 31, 2014. The increase is primarily due to an increase in sales and the purchase of better quality products with higher costs.

Gross Profit

Our gross profit for the six months ended October 31, 2015 was $228,620 compared to $95,777 for the six months ended October 31, 2014. The gross profit of $228,620 for the six months ended October 31, 2015 represents approximately 18% as a percentage of total revenue. The gross profit of $95,777 for the six months ended October 31, 2014 represents approximately 53% as a percentage of total revenue. This decrease in the gross profit is primarily attributed to the higher costs of the better quality products.

Operating Expenses

Our operating expenses decreased by $628,326 to $1,312,417 for the six months ended October 31, 2015, from $1,940,743 for the six months ended October 31, 2014.

The decrease was primarily due to the decrease in professional fees of $1,755,573, offset by an increase in selling, general and administrative expenses of $1,126,435 and an increase in amortization and depreciation of $812.

Our total operating expenses for the six months ended October 31, 2015 of $1,312,417 consisted of $1,288,672 of selling, general and administrative expenses, $19,681 of professional fees, and $4,064 of amortization and depreciation expenses. Our general and administrative expenses consist of professional fees, bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Loss

Our net loss decreased by $751,928 to $1,083,797 for the six months ended October 31, 2015 from $1,835,725 for the six months ending October 31, 2014. The decrease in net loss compared to the prior period is primarily a result of the decrease in operating expenses of $628,326 and the increase in gross profit of $132,843.

Liquidity and Capital Resources

Introduction

During the six months ended October 31, 2015 we used $10,395 in operating cash flows. Our cash on hand as of October 31, 2015 was $126,095. At October 31, 2015, the Company had a working capital surplus of $342,599.

Cash Requirements

We had cash available of $126,095 as of October 31, 2015.  Based on our revenues, cash on hand and current monthly burn rate, around $15,000, we believe that our operations are sufficient to fund operations through April 2016.

Sources and Uses of Cash

Operations

We had net cash used in continuing operating activities of $10,395 for the six months ended October 31, 2015, as compared to cash used of $107,975 for the six months ended October 31, 2014. Cash provided by discontinued operating activities was $39,761 for the six months October 31, 2014.

Net cash provided by continuing operations consisted primarily of the net loss of $1,083,797 offset by non-cash expenses of $1,053,105 consisting of depreciation and amortization of intangible assets of $4,064, $686,466 in common stock issued for services, and $362,575 in amortization of prepaid compensation. Additionally, changes in assets and liabilities consisted of decreases in accounts receivable of $22,141, these decreases were partially offset by increases in other receivables of $1,000, inventory of $11,037, accounts payable of $246, and deferred revenue of $9,947.

Investments

We had net cash used in continuing investing activities of $0 for the six months ended October 31, 2015 and October 31, 2014. Cash used in discontinued investing activities was $4,400 for the six months ended October 31, 2014.

Financing

We had net cash provided by continuing financing activities of $33,799 for the six months ended October 31, 2015, as compared to net cash provided of $10,000 for the six months ended October 31, 2014.  Our financing activities consisted primarily of $28,803 in advances from related parties and $4,996 in repayments from related parties. Cash provided by discontinued investing activities was $94,910 for the six months ended October 31, 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three and six months ended October 31, 2015 and 2014 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2015. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended October 31, 2015, the Company issued an aggregate total of 13,377,178 shares of common stock valued at $342,663 for services and 2,500,000 shares of common stock valued at $67,500 for the investment in Vapolution.

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

mCig, Inc.

Dated: December 16, 2015		/s/ Paul Rosenberg
	By:	Paul Rosenberg
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: December 16, 2015		/s/ Charles Mathews
	By:	Charles Mathews
	Its:	Chief Financial Officer (Principal Financial Officer)

22