Form 10-Q
period 2016-01-31
mCig, Inc.
filed 2016-03-23
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 333-175941

Mcig, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)		27-4439285 (I.R.S. Employer Identification No.)
2831 St. Rose Parkway, Suite 200, Henderson, NV (Address of principal executive offices)		89052 (Zip Code)
(570) 778-6459 Registrant’s telephone number, including area code
433 North Camden Drive, 6th Floor, Beverly Hills, CA 90210 (Former name and address, if changed since last report)

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

As of March 14, 2016, the Company had 300,631,768 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes [  ] No [√]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2015. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended January 31, 2016 are not necessarily indicative of the results that can be expected for the year ending April 30, 2016.

MCIG, INC.
Condensed Balance Sheets
	January 31, 2016	April 30, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$29,353	$102,691
Accounts receivable	-	22,141
Other receivable	16,000	15,000
Inventory, net of allowance of $5,000 and $5,000, respectively	59,863	40,547
Prepaid expenses	-	411,566
Total current assets	105,216	591,945

Property, plant, and equipment, net of accumulated
depreciation of $368 and $22, respectively	1,424	1,770
Due from related party	186,556	100,264
Investment in Vapolution	67,500
Intangible assets, net of accumulated amortization of $20,199 and $14,487, respectively	2,392	8,104
Total assets	$363,008	$702,083

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,899	$14,653
Deferred revenue	9,947	-
Due to related party	28,803	-
Current liabilities	53,649	14,653
Total liabilities	53,649	14,653
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
23,000,000 shares outstanding.	2,300	2,300
Common stock, $0.0001 par value; 560,000,000 shares authorized;
300,631,768 and 278,261,617 issued and outstanding at
January 31, 2016 and April 30, 2015, respectively.	30,063	27,826
Additional paid in capital	6,676,176	5,924,447
Accumulated deficit	(6,399,100)	(5,267,143)
Total Stockholders' Equity	309,439	687,430
Total Liabilities and Stockholders' Equity	$363,088	$702,083

The accompanying notes are an integral part of these unaudited condensed financial statements.
4

mCig, Inc.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	January 31,		January 31,
	2016	2015	2016	2015

REVENUES	$249,641	$88,119	$1,504,290	$444,136

COST OF GOODS SOLD	164,565	27,518	1,190,594	194,151

GROSS PROFIT	85,076	60,601	313,696	249,985

EXPENSES
Selling, general and administrative	124,197	118,260	1,412,869	343,795
Professional fees	7,045	684,251	26,726	2,479,974
Amortization and depreciation	1,994	1,690	6,058	5,542
Total operating expenses	133,236	804,201	1,445,653	2,829,311

NET LOSS FROM OPERATIONS	(48,160)	(743,600)	(1,131,957)	(2,579,326)

OTHER INCOME (EXPENSE)
Other income (loss)	-	-	-	-

NET LOSS	(48,160)	(743,600)	(1,131,957)	(2,579,326)

Income (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0,01)

Weighted average shares outstanding - basic and diluted	300,631,768	271,760,634	290,124 ,608	178,674,378

The accompanying notes are an integral part of these unaudited condensed financial statements.
5

MCIG, INC.
Condensed Statements of Cash Flows
(unaudited)
	For the Nine Months Ended
	January 31,
	2016	2015
Operating activities:
Net loss	$(1,131,957)	$(2,579,326)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	6,058	4,942
Common stock issued for services	686,466	2,479,974
Amortization of prepaid stock based compensation	411,566	-
Changes in operating assets and liabilities:
Accounts receivable	22,141	2,176
Receivable - other	(1,000)	-
Inventory	(16,856)	47,645
Prepaid expenses	-	(5,325)
Accounts payable	26,750	(128,973)
Deferred revenue	9,947	(4,141)
Net cash provided by (used in) operating activities	(13,115)	(183,028)

Investing activities:
Advances to VitaCig, Inc.	-	(100,264)
Purchase of furniture and fixtures	-	(1,791)
Spin-off of VitaCig, Inc.	-	26,238
Net cash used in investing activities	-	(75,817)

Financing activities:
Advances to related party	(120,252)	-
Advances from related parties	28,803	7,000
Proceeds from related party	4,996	100,000
Net cash provided by (used in) financing activities	(86,453)	107,000

Net increase (decrease) in cash	(73,338)	(151,845)

Cash, beginning of period	102,691	358,839

Cash, end of period	$29,353	$206,994
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing Activities:
Inventory received for forgiveness of debt	$2 460	$-
Shares issued for acquisition of Vapolution	$67,500	$-
Write-off of related party debt to additional paid-in capital	$-	$3,156,218
Prepaid stock-based compensation expensed in current period	$-	$(422,652)
Investment in VitaCig, Inc.	$-	$9,006
Reclass debt forgiven to note payable	$-	$476,872

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

Operating results for the nine months ended January 31, 2016 are not necessarily indicative of the results that may be expected for the year ending April 30, 2016. Notes to the unaudited interim condensed financial statements that would substantially duplicate the disclosures contained in the audited condensed financial statements for the year ended April 30, 2015 have been omitted; this report should be read in conjunction with the audited condensed financial statements and the footnotes thereto for the fiscal year ended April 30, 2015 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission

Description of Business

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

Stock-Based Compensation

The Company accounts for share-based awards issued to employees in accordance with FASB ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. The Company applies ASC 505-50, “Equity Based Payments to Non-Employees”, with respect to options and warrants issued to non-employees. During the three and nine months ended January 31, 2016, the Company amortized $48,991 and $411,966, respectively.

Deferred Revenue

Payments received by the Company in advance are recorded as deferred revenue until the merchandise has shipped to the customer.

Cost of Goods Sold

The Company recognizes the direct cost of purchasing product for sale, including freight-in and packaging, as cost of goods sold in the accompanying statement of operations.

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. For cash management purposes the company concentrates its cash holdings in an account at Bank of America. The Company had no cash equivalents at January 31, 2016 or April 30, 2015.

Inventory

Inventory consists of finished product, mCig products valued at the lower of cost or market valuation under the first-in, first-out method of costing.

	January 31, 2016	April 30, 2015
Finished goods	$64,863	$45,547
Allowance for obsolescence	(5,000)	(5,000)
Total inventory	$59,863	$40,547

As of January 31, 2016 and April 30, 2015, the Company has recorded an allowance for finished goods obsolescence of $5,000, respectively.

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

Advertising Expenses

Advertising costs are expensed as incurred. During the three months ended January 31, 2016 and 2015, the advertising expenses were $1,950 and $805, respectively. During the nine months ended January 31, 2016 and 2015, the advertising expenses were $51,663 and $6,870, respectively.

Foreign Currency Translation

The Company’s functional currency and its reporting currency is the United States Dollar.

Intangible Assets

The Company’s intangible assets consist primarily of certain website development costs and are amortized over its useful life.

Research and Development

The costs of research and development are expensed as incurred. During the three and six months ended January 31, 2016 and 2015, the research and development costs were $0, respectively.

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

There is no potential dilutive security as of January 31, 2016 or 2015.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had no deposits in excess of federally insured limits at January 31, 2016 and April 30, 2015.

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

Cost-Basis Investments

The Company’s non-marketable equity investment in Vapolution is recorded using the cost-basis method of accounting, and is classified within other long-term assets on the accompanying balance sheet as permitted by FASB ASC 325, “Cost Method Investments”. During the year ended April 30, 2015 the Company recorded an impairment loss of $625,000 related to the investment in Vapolution. During the nine months ended January 31, 2016 there were no impairment losses.

On September 30, 2015, the Company issued 2,500,000 shares of common stock valued at $67,500 for the second half of the Vapolution investment.

Equity-Basis Investments

The Company accounts for its approximately 46% ownership of VitaCig on the equity method of accounting. As of January 31, 2016, the market value of this investment is approximately $4,140,000.

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. Management reviews mCig’s reserves at least quarterly to ensure that its accruals are adequate in meeting expected future warranty obligations, and the Company will adjust its estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that are recorded may be material. Because of the nature of its products, customers are made aware that as soon as a mCig is packed with marijuana, they automatically void their warranty, primarily because it is against federal laws to mail a product that has been in proximity of marijuana. As a result, the products that can be returned as a warranty replacement are extremely limited. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report for the three and nine months ended January 31, 2016. Based on these actual expenses, the warranty reserve, as estimated by management as of January 31, 2016 was at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

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

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three and nine months ended January 31, 2016 and 2015 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

During the nine months ended January 31, 2016 VitaCig repaid $4,996 to the Company, transferred $2,460 in inventory and advanced $93,748.

As of January 31, 2016 and April 30, 2015, the balance of the advances to VitaCig was $186,556 and $100,264, respectively, and is recorded as due from related parties.

During the nine months ended January 31, 2016, the Company borrowed $28,803 from a related party for the purchase of inventory. The $28,803 is recorded as due to related party.

Note 5. Commitments and Contingencies

None

Note 6. Stockholders’ Equity

Common Stock

In the nine months ended January 31, 2016, the Company issued an aggregate total of 19,870,151 shares of common stock valued at $686,466 for services and 2,500,000 shares of common stock valued at $67,500 for the investment in Vapolution.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock, at $0.0001 par value and 23,000,000 are issued and outstanding as of January 31, 2016. Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock. All 23,000,000 shares of preferred stock were granted to the Company’s Chief Executive Officer on September 23, 2013, which was valued at $2,300, the price of the common stock of $0.0001 exchanged in the transaction.

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

Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.

Our operating results for the three months ended January 31, 2016 and 2015 are summarized as follows:

	For the Three Months Ended January 31,
	2016	2015
Revenue	$ 249,641	$ 73,814
Cost of Goods Sold	164,565	35,609
Gross Profit	85,076	38,205
Expenses	133,236	818,833
Net Loss from operations	(48,160)	(780,628)

15

Our operating results for the nine months ended January 31, 2016 and 2015 are summarized as follows:

	For the Nine Months Ended January 31,
	2016	2015
Revenue	$ 1,504,290	$ 181,261
Cost of Goods Sold	1,190,594	85,484
Gross Profit	313,696	95,777
Expenses	1,445,653	1,940,743
Net Loss	(1,131,957)	(1,844,966)

Results of Operations

Three Months Ended January 31, 2016 Compared to Three Months Ended January 31, 2015

Revenue

Our revenue from operations for the three months ended January 31, 2016 was $249,641 compared to $88,119, an increase of $161,522 or approximately 183%, for the three months ended January 31, 2015.  This increase is primarily a result of increased sales efforts for our products. Revenues consist primarily of results from the sales of the electronic vaporisers, the components for vaporisers and related accessories.

Cost of Goods Sold

Our cost of goods sold for the three months ended January 31, 2016 was $164,565 compared to $27,518 for the three months ended January 31, 2015. The increase is primarily due to an increase in sales and the purchase of better quality products with higher costs.

Gross Profit

Our gross profit for the three months ended January 31, 2016 was $85,076 compared to $60,601 for the three months ended January 31, 2015. The gross profit of $85,076 for the three months ended January 31, 2016 represents approximately 34% as a percentage of total revenue. The gross profit of $60,601 for the three months ended January 31, 2015 represents approximately 69% as a percentage of total revenue. This decrease in the gross profit is primarily attributed to the higher costs of the better quality products.

Operating Expenses

Our operating expenses decreased by $670,965 to $133,236 for the three months ended January 31, 2016, from $804,201 for the three months ended January 31, 2015.

The decrease was primarily due to the decrease in professional fees of $677,206, offset by an increase in selling, general and administrative expenses of $5,937 and an increase in amortization and depreciation of $304.

Our total operating expenses for the three months ended January 31, 2016 of $133,236 consisted of $124,197 of selling, general and administrative expenses, $7,045 of professional fees, and $1,994 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Loss

Our net loss decreased by $695,440 to $48,160 for the three months ended January 31, 2016 from $743,600 for the three months ending January 31, 2015. The decrease in net loss compared to the prior period is primarily a result of the decrease in operating expenses of $670,965 and the increase in gross profit of $24,475.

Nine Months Ended January 31, 2016 Compared to Nine Months Ended January 31, 2015

Our revenue from operations for the nine months ended January 31, 2016 was $1,504,290 compared to $444,136, an increase of $1,060,154 or approximately 239%, for the nine months ended January 31, 2015.  This increase is primarily a result of increased sales efforts for our products. Revenues consist primarily of results from the sales of the electronic vaporisers, the components for vaporisers and related accessories.

Cost of Goods Sold

Our cost of goods sold for the nine months ended January 31, 2016 was $1,190,594 compared to $194,151 for the nine months ended January 31, 2015. The increase is primarily due to an increase in sales and the purchase of better quality products with higher costs.

Gross Profit

Our gross profit for the nine months ended January 31, 2016 was $313,696 compared to $249,985 for the nine months ended January 31, 2015. The gross profit of $313,696 for the nine months ended January 31, 2016 represents approximately 21% as a percentage of total revenue. The gross profit of $249,985 for the nine months ended January 31, 2015 represents approximately 56% as a percentage of total revenue. This decrease in the gross profit is primarily attributed to the higher costs of the better quality products.

Operating Expenses

Our operating expenses decreased by $1,383,658 to $1,445,653 for the nine months ended January 31, 2016, from $2,829,311 for the nine months ended January 31, 2015.

The decrease was primarily due to the decrease in professional fees of $2,453,248, offset by an increase in selling, general and administrative expenses of $1,069,074 and an increase in amortization and depreciation of $516.

Our total operating expenses for the nine months ended January 31, 2016 of $1,445,653 consisted of $1,412,869 of selling, general and administrative expenses, $26,726 of professional fees, and $6,058 of amortization and depreciation expenses. Our general and administrative expenses consist of professional fees, bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Loss

Our net loss decreased by $1,447,369 to $1,131,957 for the nine months ended January 31, 2016 from $2,579,326 for the nine months ending January 31, 2015. The decrease in net loss compared to the prior period is primarily a result of the decrease in operating expenses of $1,383,658 and the increase in gross profit of $63,711.

Liquidity and Capital Resources

Introduction

During the nine months ended January 31, 2016 we provided $13,115 in operating cash flows. Our cash on hand as of January 31, 2016 was $29,353. At January 31, 2016, the Company had a working capital surplus of $51,567.

Cash Requirements

We had cash available of $29,353 as of January 31, 2016.  Based on our revenues, cash on hand and current monthly burn rate, around break-even, we believe that our operations are sufficient to fund operations through April 2017.

Sources and Uses of Cash

Operations

We had net cash provided by operating activities of $13,115 for the nine months ended January 31, 2016, as compared to cash used of $183,028 for the nine months ended January 31, 2015.

Net cash provided by operations consisted primarily of the net loss of $1,131,957 offset by non-cash expenses of $1,104,090 consisting of depreciation and amortization of intangible assets of $6,058, $686,466 in common stock issued for services, and $411,566 in amortization of prepaid compensation. Additionally, changes in assets and liabilities consisted of decreases in accounts receivable of $22,141, these decreases were partially offset by increases in other receivables of $1,000, inventory of $16,856, accounts payable of $26,750, and deferred revenue of $9,947.

Investments

We had net cash used in investing activities of $0 and $75,817 for the nine months ended January 31, 2016 and January 31, 2015, respectively.

Financing

We had net cash used in financing activities of $86,453 for the nine months ended January 31, 2016, as compared to net cash provided of $107,000 for the nine months ended January 31, 2015.  Our financing activities consisted primarily of $28,803 in advances from related parties, $120,252 of advances to related party, and $4,996 in repayments from related parties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three and nine months ended January 31, 2016 and 2015 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2016. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended January 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the three months ended January 31, 2016, the Company did not issue any shares of common stock.

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

mCig, Inc.

Dated: March 21, 2016		/s/ Paul Rosenberg
	By:	Paul Rosenberg
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: March 21, 2016		/s/ Charles Mathews
	By:	Charles Mathews
	Its:	Chief Financial Officer (Principal Financial Officer)

22