Form 10-K
period 2016-04-30
mCig, Inc.
filed 2016-09-01
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2016

Commission file number: 333-175941

MCIG, INC.

(Exact name of registrant as specified in its charter)

NEVADA	27-4439285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2831 St. Rose Parkway, Suite 200, Henderson, NV	89052
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	570-778-6459
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

[  ] Yes [√] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)::

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                                                                                                                                               Yes [  ] No [√]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $5,862,585. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 31, 2016, there were 326,755,392 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended April 30, 2016).

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

OTHER INFORMATION

Unless specifically set forth to the contrary, when used in this report, the terms “mCig, Inc.”, “mCig”, “we”, “our”, the “Company” and similar terms refer to mCig, Inc., a Nevada corporation. In addition, when used herein and unless specifically set forth to the contrary, “2015” refers to the year ended April 30, 2015, and “2016” refers to the year ended April 30, 2016.

PART I

Item 1.  Business

General Overview

We were incorporated in the State of Nevada on December 30, 2010 originally under the name Lifetech Industries, Inc. All agreements related to the Lifetech business were terminated and closed as of April 30, 2014.  Effective August 2, 2013, the name was changed from "Lifetech Industries, Inc." to "mCig, Inc."  The Company’s common stock is traded under the symbol “MCIG.”  The Company is based in Beverly Hills, California.

Since 2013, the Company manufactures, markets, and distributes electronic cigarettes, vaporizers, and accessories under the mCig brand name in the United States. It offers electronic cigarettes and related products through its online store mcig.org, as well as through the company’s wholesale, distributor, and retail programs. In FY 2016 the Company expanded its products and services to include construction management.  The Company continues to look at strategic acquisitions and product and service developments for future growth.

mCig Construction Division

We develop, design, engineer, and construct modular buildings with unique and proprietary elements that assist cannabis growers in the market. Each modular building is uniquely designed for each customer. The Company began construction on its first contract in April 2016. We will continue to expand our offering in the construction and modular facilities in multiple facets as the industry continues to seek better and improved ways of production.

mCig Commercial Division

We manufacture, distribute, and retail the mCig – an affordable loose-leaf eCig. Designed in the USA – the mCig  provides a smoking experience by heating plant material, waxes, and oils delivering, in the Company’s opinion, a smoother inhalation experience. The Company also maintains an investment in Vapolution, Inc. which manufactures and retails home-use vaporizers such as the Vapolution 2.0. Through VitaCig, Inc., a Florida Company, a wholly owned subsidiary, the Company is engaged in the manufacturing and retailing of a nicotine-free eCig that delivers a water-vapor mixed with vitamins and natural flavors.

DESCRIPTION OF SUBSIDIARIES

Scalable Solutions, LLC

The Company organized Scalable Solutions, LLC (“SS”) on March 7, 2016 under the laws of the state of Nevada. mCig has been issued 40 membership units and Zoha Development, LLC (“ZOHA”) has been issued 20 units. ZOHA has a ten year option to purchase 40 additional units which expires March 6, 2026.

mCig Internet Sales, Inc.

On June 1, 2016, subsequent to this reporting period, the Company incorporated mCig Internet Sales, Inc., (“mCig Internet”) in order to consolidate all online retail sales from various websites and to provide streamlining of administrative and documentation services, consolidation of inventories, and support economy of scale.

Vapolution, Inc.

On January 23, 2014, the Company signed a Stock Purchase Agreement with Vapolution, Inc. which manufactures and retails home-use vaporizers. In accordance with this agreement, mCig, Inc. acquired 100% of Vapolution, Inc. As part of this transaction, mCig, Inc. issued 5,000,000 shares to shareholders of Vapolution, Inc. The shareholders of Vapolution, Inc. retained the right to rescind the transaction, which expired on January 23, 2015 but was extended to May 23, 2015 based on an Amended Stock Purchase Agreement executed on May 23, 2014.  Subsequently, on August 25, 2015, the final payment to the shareholders of Vapolution as extended to September 30, 2015 and the right to rescind the transaction was extended to June 30, 2017.  On April 30, 2015 the Company impaired the $625,000 initial investment into Vapolution, Inc., but maintains the $67,500 investment on its balance sheet.

On January 23, 2014, Paul Rosenberg, CEO of mCig, Inc. cancelled an equal amount (2,500,000 shares) of common shares owned by him resulting in a net non-dilutive transaction to existing mCig, Inc. shareholders. The remaining 2,500,000 of common shares owned by Paul Rosenberg were cancelled to offset the 2,500,000 new shares issued from the treasury to complete the purchase of Vapolution, Inc.

Vapolution, Inc., is wholly owned by mCig, Inc., and is reported in the consolidated financial statements as an investment of the Company. The financial statements of Vapolution, Inc. are not consolidated with the consolidated financial performance of mCig as expressed in this Form 10-K.

VitaCig, Inc.

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

On November 28, 2014, mCig completed the spin-off of VitaCig, Inc. (the “Spin-off”). Effective as of 11:59 p.m., New York City time, on November 28, 2014  (the “Distribution Date”), the Company distributed 270,135,000 shares of common stock of VitaCig, Inc., par value $0.0001 per share (“VitaCig Common Stock”), to holders of mCig’s stockholders of record as a pro rata dividend.  The record date for the dividend was November 28, 2014. The Ex-Dividend Date was set for November 25, 2014. mCig stockholders received one share of VitaCig Common Stock for every one share of common stock, par value $0.0001 per share, of mCig.  The Spin-off was completed for the purpose of legally and structurally separating VitaCig, Inc. from mCig. MCig retained 230,000,000 shares of common stock and remains a shareholder. The shares of common stock to be received by mCig shareholders were registered on a Form S-1 filed by VitaCig and declared effective by the Securities and Exchange Commission on November 5, 2014.

On June 22, 2016, the Company and VitaCig, Inc., entered into a Separation and Share Transfer Agreement whereby VitaCig transferred the assets and operations of the business of VitaCig, Inc., to Company in exchange for the return of 172,500,000 shares of VitaCig Common Stock to the treasury of VitaCig, Inc., and for a reduction of the amount owed to the Company in excess of $95,000.

VitaCig, Inc., a Nevada Corporation, is a public company trading under VTCQ.

Business Model

mCig specializes in products and services within the cannabis and eCig markets.  Since October 2013, mCig, Inc. has positioned itself as an industry leader and technology company focused on two long-term secular trends:

(1) The decriminalization and legalization of marijuana for medicinal or recreational purposes.  Legalizing medicinal and recreational marijuana usage is steadily on the rise not only domestically but also internationally. Marijuana has been decriminalized in over twenty countries, in over five continents.  Twenty-three states and the District of Columbia currently have laws legalizing marijuana in some form (See http://www.governing.com/gov-data/safety-justice/state-marijuana-laws-map-medical-recreational.html, which website is not incorporated into this filing).

(2) The adoption of electronic vaporizing cigarettes (commonly known as “eCigs”), as smokers move away from traditional cigarettes onto e-cigarettes. Smoking tobacco causes numerous health problems, including disease and death. Smoking is addictive, and the most difficult part is cessation. The Company contends that E-cigarettes offer a safer and healthier alternative to traditional tobacco cigarettes. E-cigarettes operate by heating a mixture of liquid nicotine and flavoring, which is then inhaled and exhaled in the same manner as a cigarette. However, e-cigarettes do not contain any tobacco or other dangerous additives. Scientific research has shown that the leading cause of cancer in smokers comes from the carcinogens in tobacco. As the movement towards personal health grows, smokers are trying to quit their harmful habits.

The Company’s business model focuses on three specific divisions in the overall cannabis and eCig industries. It manufactures products that may be sold individually or as system components. We engineer and construct structural components of commercial buildings. We provide consultation in business development and financial strategies.

Employees and Consultants

As of April 30, 2016, the Company had no employees and 14 consultants, of whom 9 are primarily administrative and executive personnel, with 3 in Scalable Solutions, and 11 in the operations of mCig. The Company has utilized consultants for non-recurring work.  The Company intends to bring a number of the consultants on as employees in the near future. Management believes its relationship with our consultants is good.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s Web site at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

MCIG CONSTRUCTION DIVISION

Description

The Company Construction Division constructs commercial buildings and modular buildings according to plans supplied by the customer, or act as a design/build firm taking the customer from concept to full turnkey occupancy, typically utilizing modular technology and structural insulated panels.  The Company has experienced project managers who can take single buildings or entire projects from infancy to occupancy for those customers who desire to have a comprehensive building solution without their actual day-to-day involvement.

Competitive Strengths

The Company has competitive strength in that it maintains the ability to take projects from concept to occupancy, to provide architectural and engineering designs for the construction of commercial buildings.  This one stop full service line of comprehensive building solutions differentiates the Company within the marketplace.

Market

The Company maintains current construction arms in Las Vegas, Nevada.  This market continues to see growth, even during this current time of economic downturn.  The Company has licensed General Contractors on staff who build commercial structures in Nevada.  The Company utilizes architects and engineers who are qualified in all 48 continental states.

Sales

The Company currently has 4 projects under contract, with 3 under construction prior to April 30, 2016.  One of the contracts have been suspended until the customer obtains the necessary approvals to proceed.  The focus of the construction division is on cultivation and grow facilities within the State of Nevada at this time.  We will continue to look to expand our sales to other states in which cultivation and grow has been authorized, in a methodical approach to continue to keep in line with the Company’s desire of no toxic debt instruments.

Competition

The Company continues to compete for construction work with many different builders.  The construction industry in the United States alone is more than $1 trillion annually.  Approximately 2% of the market utilizes structural insulated panels in its construction.  This industry is projected to grow 60% per year over the next five years.  The potential for growth, even with strong competition, with effective marketing indirectly assists the Company in educating the public, and increasing sales opportunities.

MCIG COMMERCIAL DIVISION

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

We intend to strategically expand our advertising activities in 2016 and also increase our public relations campaigns to gain editorial coverage for our brands. Some of our competitors promote their brands through print media and through celebrity endorsements, and have substantial resources to devote to such efforts. We believe that our and our competitors’ efforts have helped increase our sales, our product acceptance and general industry awareness.

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

The Tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

■ the levying of substantial and increasing tax and duty charges;
■ restrictions or bans on advertising, marketing and sponsorship;
■ the display of larger health warnings, graphic health warnings and other labeling requirements;
■ restrictions on packaging design, including the use of colors and generic packaging;
■ restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;
■ requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;
■ requirements regarding testing, disclosure and use of tobacco product ingredients;
■ increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;
■ elimination of duty free allowances for travelers; and
■ encouraging litigation against tobacco companies.

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

Research and Development Activities

We have invested approximately $5,000 and $37,000 for the years ended April 30, 2016 and 2015, respectively on website and product development activities.

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

As of April 30, 2016, we had an accumulated deficit of $6,658,558. Our accumulated deficit is primarily due to, among other reasons, the establishment of our business infrastructure and operations, stock-based compensation expenses and increases in our marketing expenditures to grow sales. For the year ended April 30, 2016, we had net loss of $1,391,145 compared to a net loss of $4,869,448 for the year ended April 30, 2015. However, we cannot assure you that we will generate operating profits  now or in the immediate future, or be able to on a sustainable basis, continue to expand our infrastructure, further develop our marketing efforts and otherwise implement our growth initiatives.

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

We rely almost exclusively on a Chinese factory, specifically our principle supplier, Bauway H.K. Investments, for the manufacturing of mCig’s. Therefore, our ability to maintain operations is dependent on this third-party manufacturer. Bauway H.K. Investments has the capacity to produce 20,000 mCig’s per week. Currently, it takes our manufacturer approximately 8 hours to produce 1,000 mCig’s.

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

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that we record may be material. Because of the nature of our products, customers are made aware that as soon as a mCig is packed with marijuana, they automatically void their warranty, primarily because it is against federal laws to mail a product that has been in proximity of marijuana. As a result, the products that can be returned as a warranty replacement is extremely limited. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report as of Fiscal Year End April 30, 2016. Based on these actual expenses, the warranty reserve, as estimated by management as of April 30, 2015 was at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

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

Product exchanges and product returns

The total for product exchanges and product returns as of April 30, 2016 were immaterial. As a result, all product exchanges and product returns were recorded as a reduction to revenues.

Risks Associated with Our Common Stock

The market price of our common stock has been and may continue to be volatile or may decline regardless of the Company’s operating performance, and you may not be able to resell your shares at or above the initial public offering price and the price of our common stock may fluctuate significantly.

Since the commencement of trading of our common stock on the OTC Markets, the market price of our common stock has been volatile, and fluctuates widely in price in response to various factors, which are beyond our control. Since the commencement of trading of our common stock on the OTC Markets, the price of our common stock went from approximately $0.08 / per share to almost $0.90 / per share in less than 3 months. However, after experiencing growth, the stock declined by almost 50% within the next 3 months (where the price of the stock as of fiscal year ending April 30, 2016 we are trading approximately at $0.03 / per share). We attribute this large fluctuation especially on the industry that we operate in. Management believes that our price is also affected by the industry in which we operate such that, when the industry is doing well, we believe our stock price will benefit but when the industry is experience a down turn, we will not  be immune from the decline.

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

On September 23, 2013, the Company entered into a Share Cancellation / Exchange / Return to Treasury Agreement with Paul Rsenberg, the chief executive officer of mCig, Inc., for the cancellation of 230,000,000 shares of our common stock held by Mr. Rosenberg in exchange for 23,000,000 shares of our company’s Series A Preferred Stock. As of April 30, 2016 Mr. Rosenberg owned 20,900,000 Series A Preferred.  The Series A Preferred shares of mCig, Inc. carry ten (10) votes per each share of Preferred stock while mCig, Inc’s common shares carry one (1) vote per each share outstanding.  Consequently, the result of all matters to be voted upon by the shareholders may be controlled by Mr. Rosenberg, who can base his vote upon his best judgment and his fiduciary duty to the shareholders.   Mr. Rosenberg has a lock up contractual agreement to not convert the Series A Preferred shares until April 30, 2015. After this time (and as of the date of the filing of this report), he may convert the shares to common stock, substantially diluting the common shareholders. As the sole director and the holder of the majority of capital voting shares there is a risk that Mr. Rosenberg can reverse his decision or convert his Series A Convertible Shares after April 30, 2015, significantly diluting the common stock.  There are no plans or intentions for Mr. Rosenberg to convert his Series A Preferred Stock at present or after April 30, 2016.

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

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted shares, these shares may be resold only  pursuant to an effective  registration statement or under the requirements of Rule 144 or other  applicable exemptions from  registration  under  the  Securities Act of 1933  and  as  required  under  applicable  state securities laws. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a Company's issued and outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the Company is a current reporting company under the Securities Exchange Act of 1934. A sale under Rule 144 or under  any  other  exemption  from the Securities Act of 1933,  if  available,  or  pursuant  to subsequent  registration of shares of common stock of present stockholders,  may have a  depressive  effect upon the price of the common stock in any market that may develop.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

We currently lease our office facilities at 433 North Camden Drive, 6th Floor, Beverly Hills, California 90210. We lease the office at a cost of $99 per month and our lease is month to month. Rent expenses totaled approximately $1,190 for the fiscal year 2016.

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

Period	High	Low
May 1, 2014 through July 31, 2014	$0.555	$0.379
August 1, 2014 through October 31, 2014	$0.471	$0.249
November 1, 2014 through January 31, 2015	$0.266	$0.136
February 1, 2015 through April 30, 2015	$0.140	$0.060
May 1, 2015 through July 31, 2015	$0.105	$0.036
August 1, 2015 through October 31, 2015	$0.045	$0.018
November 1, 2015 through January 31, 2016	$0.052	$0.018
February 1, 2016 through April 30, 2016	$0.057	$0.028

The closing price of our common stock as reported on the OTCQB Marketplace was $0.03 on August 15, 2016.

(b) Holders

As of August 15, 2016, there were approximately 80 owners of record for our common stock. This does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to the common stock.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

In the year ended April 30, 2016, we issued an aggregate of 25,552,599 shares of common stock valued at approximately $927,493 for professional services. In addition, the Company issued 2,500,000 common shares for investments in the amount of $67,500 as final payment for Vapolution, Inc.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this MD&A should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in this Annual Report on Form 10-K for the years ended April 30, 2016 and 2015, as well as the “Business” and “Risk Factors” sections within this Annual Report on Form 10-K. The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles.

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

The Company's MD&A is comprised of significant accounting estimates made in the normal course of its operations, overview of the Company's business conditions, results of operations, liquidity and capital resources and contractual obligations. The Company’s only off balance sheet arrangement is its ownership of VitaCig, Inc.  As of April 30, 2016 the Company owned 230,000,000 shares of VitaCig, Inc. Currently, the Company owns 57,500,000 common shares of VitaCig, Inc.

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

Marijuana has been decriminalized in over twenty countries, in over five continents. Twenty three states and the District of Columbia currently have laws legalizing marijuana in some form http://www.governing.com/govdata/safetyjustice/statemarijuanalawsmapmedicalrecreational.html).  Management believes that by 2017 it is very likely that many more states, including Alaska, California, Arizona, Maine, and Oregon, will legalize the use and sale of recreational marijuana the way Washington and Colorado have; and

(2) The adoption of electronic vaporizing cigarettes (commonly known as “eCigs”), as smokers move away from traditional cigarettes onto e-cigarettes. Smoking tobacco causes numerous health problems, including disease and death. Smoking becomes very addicting quickly, and the most difficult part is cessation. We contend that e-cigarettes offer a safer and healthier alternative to traditional tobacco cigarettes. E-cigarettes operate by heating a mixture of liquid nicotine and flavoring, which is then inhaled and exhaled in the same manner as a cigarette. However, e-cigarettes do not contain any tobacco or other dangerous additives. Scientific research has shown that the leading cause of cancer in smokers comes from the carcinogens in tobacco. As the movement towards personal health grows, smokers are trying to quit their harmful habits. Management believes that e-cigarettes provide a safe transition from harmful traditional cigarettes.

On January 23, 2014, we signed a Stock Purchase Agreement with Vapolution, Inc. which manufactures and retails home-use vaporizers. In accordance with this agreement mCig, Inc. acquired 100% of Vapolution, Inc.; as part of this transaction mCig, Inc. agreed to issue 5,000,000 shares to shareholders of Vapolution, Inc.  The shareholders of Vapolution, Inc. retain the right to rescind the transaction, which expires on January 23, 2015 but was extended to May 23, 2015 based on an Amended Stock Purchase Agreement executed on May 23, 2014. Subsequently, on August 25, 2015, the final payment to the shareholders of Vapolution was extended to September 30, 2015 and the right to rescind the transaction was extended to March 26, 2016.  Subsequently an extension was granted extending the right to rescind until June 30, 2017.

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

In December, 2015 the Company expanded its services to include construction.  On March 7, 2016 the Company incorporated Scalable Solutions, LLC.  The Company owns 80% of Scalable Solutions, Inc.

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

Revenue Recognition Policy

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

The Company measures construction revenue as a Cost-type contract in accordance with ASC 605, which discusses accounting for performance of construction contracts. The Company recognizes revenue on a cost-plus basis, provisions for reimbursable costs (which are generally spelled out in the contract), overhead recovery percentages, and fees. A fee may be a fixed amount or a percentage of reimbursable costs or an amount based on performance criteria. Generally, percentage fees may be accrued as the related costs are incurred, since they are a percentage of costs incurred, and profits therefore are recognized as costs are incurred.

Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.

Our operating results for the years ended April 30, 2016 and 2015 are summarized as follows:

	For the year ended April 30,
	2016	2015
Revenue	$1,723,421	$509,957
Cost of Goods Sold	1,432,648	401,906
Gross Profit	290,773	108,051
Expenses	1,699,728	4,374,385
Net Loss from operations	$(1,408,955)	$(4,266,334)

Revenue

Our revenue from continuing operations for the year ended April 30, 2016 was $1,723,421 compared to $509,957, an increase of $1,213,464 or approximately 238%, from the year ended April 30, 2015.  Revenues consist primarily of results from the sales of the electronic vaporisers, the components for vaporisers and related accessories and construction.

Cost of Goods Sold

Our cost of goods sold for the year ended April 30, 2016 was $1,432,648 compared to $401,906 for the year ended April 30, 2015. The increase is primarily due increase in sales and the purchase of better quality products.

Gross Profit

Our gross profit for the year ended April 30, 2016 was $290,773 compared to $108,051 for the year ended April 30, 2015. The gross profit of $290,773 for the year ended April 30, 2016 represents approximately 17% as a percentage of total revenue. The gross profit of $108,051 for the year ended April 30, 2015 represents approximately 21% as a percentage of total revenue. This decrease in the gross profit is primarily attributed to the higher costs of the better quality products, the increase in wholesale distribution, and the implementation of our construction services.

Operating Expenses

Our operating expenses decreased by $2,674,657 to $1,699,728 for the year ended April 30, 2016, from $4,374,385 for the year ended April 30, 2015.

The decrease was primarily due to the decrease in stock based compensation of $2,683,909, a decrease in research and development of $31,484, a decrease in professional fees of $13,799, a decrease in selling, general and administrative expenses of $102,079, and increase in consulting fees of $155,408.

Our total operating expenses for the year ended April 30, 2016 of $1,699,728 consisted of $1,339,058 of stock based compensation, $163,249 of selling, general and administrative expenses, $28,445 in  professional fees, $155,408 in consulting fees, $5,516 in research and development, and $8,052 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net loss

Our net loss decreased by $3,478,033 to $1,391,415 for the year ended April 30, 2016 from $4,869,448 for the year ending April 30, 2015. The decrease in net loss compared to the prior year is a result of the increase in gross profit of $182,722, the decrease in operating expenses of $2,674,657 and the decrease in impairments of 638,658.

Liquidity and Capital Resources

Introduction

During the year ended April 30, 2016, while our operating cash flow $46,322 in cash, our cash on hand as of April 30, 2016 was $80,542.

Cash Requirements

We had cash available of $80,542 as of April 30, 2016.  Based on our revenues, cash on hand and current monthly burn rate, around $10,277 in cash plus stock based compensation, we will continue to require the use of equity based compensation and the raising of capital, both in equity and debt, to continue operations.  Without stock based compensation and/or the raising of capital, the company projects it has enough capital to sustain operations for a period of approximately six months.

Sources and Uses of Cash

Operations

We had cash used in continuing operating activities of $46,322 for the year ended April 30, 2016, as compared to net cash used in continuing operation of $212,005 for the year ended April 30, 2015. Cash used in discontinued operating activities was $0 for the year ended April 30, 2016, compared to $35,545 for the year ended April 30, 2015.

Investments

We had cash provided by investing activities of $0 for the year ended April 30, 2016, as compared to $4,872 for the year ended April 30, 2015.

In the year ended April 30, 2016 the company issued stock in a non-cash investing activity of $67,500 in the acquisition of Vapolution, Inc.  In the year ended April 30, 2015 the net cash used by investing activities related to the acquisition of property of $1,792 and website development costs of $3,080.

Financing

We had net cash provided by continuing financing activities of $24,173 for the year ended April 30, 2016, as compared to $264 for the year ended April 30, 2015.  Our financing activities consisted of borrowings from a related party.

Off-Balance Sheet Arrangements

As of April 30, 2016 the Company owned 230,000,000 of VitaCig, Inc., with a value of $2,300,000.  Subsequently to the end of the fiscal year, the Company has reduced its ownership in VitaCig, Inc., by 172,500,000 common shares to 57,500,000 as part of its acquisition of the VitaCig business.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the years ended April 30, 2016 and 2015 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

mCig, Inc.

Beverly Hills, California

We have audited the accompanying consolidated balance sheet of mCig, Inc. and its subsidiaries (collectively, the “Company”) as of April 30, 2016, and the related consolidated statements of operations,  stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of mCig, Inc. and its subsidiaries as of April 30, 2016 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered recurring losses from operations. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

Houston, Texas

August 31, 2016

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

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

August 28, 2015

mCig, Inc.
and SUBSIDIARIES
Consolidated Balance Sheets
	April 30, 2016	April 30, 2015

ASSETS
Current Assets:
Cash and cash equivalents	$80,542	$102,691
Accounts Receivable	6,120	22,141
Other Receivable	-	15,000
Inventory	7,268	40,547
Prepaid Expenses	-	411,566
Total Current Assets	93,930	591,945

Property, Plant, and Equipment, Net	1,334	1,770
Due From Related Party	186,276	100,264
Cost-Basis Investment	67,500	-
Intangible Assets	488	8,104
Total Assets	$349,528	$702,083

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$45,385	$14,653
Due to Shareholder	24,173	-
Deferred Revenue	6,502	-
Total Current Liabilities	76,060	14,653
Total Liabilities	76,060	14,653

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;	2,300	2,300
23,000,000 shares outstanding.
Common stock, $0.0001 par value; 560,000,000 shares authorized;	30,631	27,826
306,314,216 and 278,261,617 issued and outstanding as of
April 30, 2016 and 2015, respectively.
Additional Paid in Capital	6,916,635	5,924,447
Accumulated Deficit	(6,658,558)	(5,267,143)
Total Stockholders' Equity	291,008	687,430
Non-Controlling Interest	(17,540)	-
Total Equity	273,468	687,430
Total Liabilities and Stockholders' Equity	$349,528	$702,083
See accompanying notes to consolidated financial statements.
F-3

mCig, Inc.
and SUBSIDIARIES
Consolidated Statements of Operations

	Fiscal Year Ended April 30,
	2016	2015

Sales	$ 1,723,421	$ 509,957
Cost of Sales	1,432,648	401,906
Gross Profit	290,773	108,051
Selling, general, and administrative	163,249	265,328
Professional Fees	28,445	42,244
Research and Development	5,516	37,000
Stock based compensation	1,339,058	4,022,967
Consultant Fees	155,408	-
Amortization and Depreciation	8,052	6,846
Total Operating Expenses	1,699,728	4,374,385
Loss From Operations	(1,408,955)	(4,266,334)
Impairment on investment in VitaCig	-	(13,658)
Impairment on investment in Vapolution	-	(625,000)
Net Loss from Continuing Operations	(1,408,955)	(4,904,992)
Net Income from Discontinuing Operations	-	35,544
Net Loss Before Non-Controlling Interest	(1,408,955)	(4,869,448)
Loss Attributable to Non-Controlling Interest	17,540	-

Net Loss Attributable to Controlling Interest	$ (1,391,415)	$ (4,869,448)

Basic and Diluted (Loss) Per Share:
Income(Loss) per share from Continuing Operations	$ (0.00)	$ (0.02)
Income(Loss) per share from Disсontinued Operations	$ -	$ 0.00
Income(Loss) Per Share	$ (0.00)	$ (0.02)
Weighted Average Shares Outstanding - Basic and Diluted	293,680,673	271,793,396
See accompanying notes to consolidated financial statements. F-4

mCig, Inc.
and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Non-controlling	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Equity (Deficit)
Balance – April 30, 2014	23,000,000	$ 2,300	270,135,000	$ 27,014	$ 1,394,137	$ -	$ (381,653)	$ 1,041,798
Common stock issued for cash	-	-	-	-	$ 100,000	-	-	100,000
Common stock issued for services	-	-	8,126,617	$ 812	$ 4,430,310	-	-	4,431,122
Dividend related to VitaCig spin-off	-	-	-	-	-	-	$ (16,042)	(16,042)
Net loss	-	-	-	-	-	-	(4,869,448)	(4,869,448)
Balance – April 30, 2015	23,000,000	$ 2,300	278,261,617	$ 27,826	$ 5,924,447	$ -	$ (5,267,143)	$ 687,430
Common stock issued for services			25,552,599	$ 2,555	$ 924,938			$ 927,493
Common stock for investing acquisition			2,500,000	$ 250	$ 67,250			$ 67,500
Net loss						$ (17,540)	$ (1,391,415)	$ (1,408,955)
Balance – April 30, 2016	23,000,000	$ 2,300	306,314,216	$ 30,631	$ 6,916,635	$ (17,540)	$ (6,658,558)	$ 273,468
See accompanying notes to consolidated financial statements. F-5

mCig, Inc.
and SUBSIDIARIES
Consolidated Statements of Cash Flows
	For the Years Ended
	April 30,
	2016	2015
Cash Flows From Operating Activities:
Net (Loss)	$(1,408,955)	$(4,869,448)
Adjustments to Reconcile Net Loss to Net
Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	8,052	6,846
Bad Debt Expense	5,000	-
Common Stock Issued for Services	927,493	4,022,647
Loss on Impairment of Investments	-	638,658
Changes in operating assets and liabilities:
Accounts Receivable	26,021	17,843
Receivable Related Party	(86,012)	-
Receivable Other	-	(15,000)
Inventories	33,279	21,649
Prepaid Expenses and Other Current Assets	411,566	3,162
Accounts Payable, Accrued Expenses and Taxes Payable	30,732	(38,362)
Deferred Revenue	6,502	-
Total Adjustment to Reconcile Net Loss to Net Cash	(1,362,633)	4,657,443
Provided by (Used in) Continuing Operating Activities	(46,322)	(212,005)
Provided by (Used in) Discontinued Operating Activities	-	(35,545)
Provided by (Used in) Operating Activities	(46,322)	(247,550)

Cash Flows From Investing activities:
Adjustments to Reconcile Net Investing Activities to Net
Cash Provided By (Used In) Investing Activities:
Intangibles	-	(3,080)
Acquisition of Property, Plant and Equipment	-	(1,792)
Net Cash Used in Investing Activities	-	(4,872)

Cash Flows From Financing Activities:
Issuance of Common Stock for Cash	-	100,000
Advances to Related Party	-	(105,264)
Borrowing on debt from Related Party	24,173	5,000

Net Cash Provided by (Used in) Financing Activities	24,173	(264)

Net Increase (Decrease) in Cash	(22,149)	(252,686)

Cash at Beginning of Year	102,691	355,377
Cash at End of Period	$80,542	$102,691

Supplemental Disclosure of Cash Flows Information:
Cash Paid for Interest	$-	$-
Dividend related to VitaCig spin-Off	$-	$16,042
Cash Paid for Taxes	$-	$-

Non-Cash Investing and Financing Activities:
Shares Issued for Acquisition of Vapolution	$67,500	$-

See accompanying notes to consolidated financial statements. F-6

mCig, Inc.

And SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

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

Since 2013, the Company has been involved in the marijuana and cannabinoid (CBD) industry. It currently markets, sales, services, and distributes electronic cigarettes, vaporizers, and accessories internationally and in the United States. The Company offers its products through its wholesale distribution and online storefronts, www.mcig.org, www.vitacig.org, www.vitacbd.com, and www.justchill.com. In FY 2016 the Company expanded its products and services to include construction management, where it builds marijuana grow and dispensary facilities for its clients.

All agreements related to the Lifetech business are terminated and closed as of April 30, 2014. It will not have any impact on the current and future operations because all of these agreements are related to the previous business directions of the Company.

Subsidiaries of the Company

The Company currently operates, in addition to the mCig product line under mCig, Inc., four subsidiaries; Scalable Solutions, LLC, Vapolution, Inc., VitaCig, Inc., and mCig Internet Sales, Inc.

mCig, Inc.,

We distribute and wholesale the mCig product lines – affordable loose-leaf eCigs. Designed in the USA – with unique formulas, trade secrets, the mCig products provide a smoking experience by heating plant material, waxes, and oils delivering a smoother inhalation experience.

VitaCig, Inc.

Subsequent to this reporting period, we distribute and wholesale the VitaCig product lines – affordable loose-leaf eCigs. Designed in the USA – with unique formulas, trade secrets, VitaCig provides a smoking experience by heating plant material, waxes, and oils delivering a smoother inhalation experience.

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

For the years ended April 30, 2016 and April 30, 2015 the Company accounted for its investment in VitaCig, Inc. under the equity method.

On June 22, 2016 the Company acquired the business operations from VitaCig, Inc., in exchange for 172,500,000 shares of stock of VitaCig, Inc., owned by the Company and $95,000, which was a drawdown of the outstanding balance owed by VitaCig, Inc., to the Company. (see Subsequent Events).

Vapolution, Inc.

The Company maintains an investment in Vapolution, Inc. which manufactures and retails home-use vaporizers such as the Vapolution 2.0.

On January 23, 2014, the Company signed a Stock Purchase Agreement with Vapolution, Inc. which manufactures and retails home-use vaporizers. In accordance with this agreement mCig, Inc. acquired 100% of Vapolution, Inc.; as part of this transaction mCig, Inc. has agreed to issue 5,000,000 shares to shareholders of Vapolution, Inc.

On October 30, 2015 the Company issued the final installment of 2,500,000 shares to the prior owners of Vapolution, Inc.

Vapolution, Inc., has the right to rescind the transaction in exchange for returning 5,000,000 shares of mCig stock to the treasury until June 30, 2017.  As such, the Company continues to treat the investment into Vapolution, Inc., as an investment, not a consolidation.

Scalable Solutions, LLC

Scalable Solutions, LLC was organized by the Company on March 6, 2016, provides construction services in the cultivation and grow industry.  Scalable began operations in December 2015, but was not officially incorporated until March 2016.  The Company owns 80% of Scalable.  Zoha Development, LLC maintains an option to acquire 40% of Scalable for a nominal fee.

mCig Internet Sales, Inc.

On June 1, 2016, subsequent to this reporting period, the Company incorporated mCig Internet Sales, Inc., (“mCig Internet”) in order to consolidate all online retail sales from various websites and to provide streamlining of administrative and documentation services, consolidation of inventories, and support economy of scale.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the majority owned subsidiary of Scalable Solutions, LLC for the year ended April 30, 2016. Significant intercompany balances and transactions have been eliminated. The Company had consolidated VitaCig, Inc. through November 28, 2014 at which time VitaCig was spun-off and is no longer consolidated into the Company’s financial statements. See Note 11.

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

Revenue Recognition Policy

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

The Company measures construction revenue as a Cost-type contract in accordance with ASC 605, which discusses accounting for performance of construction contracts. The Company recognizes revenue on a cost-plus basis, provisions for reimbursable costs (which are generally spelled out in the contract), overhead recovery percentages, and fees. A fee may be a fixed amount or a percentage of reimbursable costs or an amount based on performance criteria. Generally, percentage fees may be accrued as the related costs are incurred, since they are a percentage of costs incurred, and profits therefore are recognized as costs are incurred.

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

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. For cash management purposes the company concentrates its cash holdings in an account at Bank of America. The Company had no cash equivalents at April 30, 2016 or 2015.

Inventory

Inventory consists of finished product, mCig products valued at the lower of cost or market valuation under the first-in, first-out method of costing.

	April 30, 2016	April 30, 2015
Finished goods	$7,268	$45,547
Allowance for obsolescence	-	(5,000)
Total inventory	$7,268	$40,547

As of April 30, 2016, the Company had no allowance for obsolescence.  The level of inventory maintained by the Company is insignificant and is typically ordered on an as needed basis, or just-in-time.

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

Accounts Receivable

The Company’s accounts receivable is primarily from its construction and grow division.  As the retail division is either paid through credit card processing and prepaid wholesale purchases, the Company does not project to have any outstanding accounts receivable for its retail division.  The Company recognizes receipt of payment at the time the funds are deposited with the merchant services account of the Company.  When the merchant services vendor determines to maintain a reserve for potential refunds and chargebacks, the Company allocated the reserve for bad debt.  Once the vendor releases the funds, the bad debt reserve is appropriately reversed.  At the end of the fiscal year the Company had zero in reserves.

	2016	2015
Accounts Receivable	6,120	22,141
Total	$ 6,120	$ 22,141

Advertising Costs and Expense

The advertising costs are expensed as incurred. During the years ended April 30, 2016 and 2015, the advertising costs were $53,981 and $14,865, respectively.

Foreign Currency Translation

The Company’s functional currency and its reporting currency is the United States Dollar.

Intangible Assets

The Company’s intangible assets consist of certain website development costs and are amortized over its useful life.

Research and Development

The costs of research and development are expensed as incurred. During the years ended April 30, 2015 and 2016, the advertising costs were $37,000 and $5,516, respectively.

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

There is no potential dilutive security as of April 30, 2016 or 2015.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had no deposits in excess of federally insured limits at April 30, 2016 and 2015.

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

Cost-Basis Investments

The Company’s non-marketable equity investment in Vapolution is recorded using the cost-basis method of accounting, and is classified within other long-term assets on the accompanying balance sheet as permitted by FASB ASC 325, “Cost Method Investments”. During 2016 there were no impairment losses. During 2015 the Company recorded an impairment loss of $625,000 related to the investment in Vapolution.

Equity-Basis Investments

The Company accounts for its approximately 46% ownership of VitaCig, Inc., (Nevada) as an equity-basis investment. As of April 30, 2016 and April 30, 2015, there is no net book value of the ownership of VitaCig, due to the pro-rata value after the Spin-off and the impairment of the investment in VitaCig.

On June 22, 2016 the Company reduced its ownership of VitaCig, Inc., to 57,500,000 through a Separation and Transfer Agreement where the Company acquired the business operations of VitaCig in exchange for selling back to the treasury of VitaCig, Inc., (Nevada) 172,500,000.  As a condition to the action, the Company’s shares are non-dilutive for a period of 12 months.

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. Management reviews mCig’s reserves at least quarterly to ensure that its accruals are adequate in meeting expected future warranty obligations, and the Company will adjust its estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that are recorded may be material. As a result, the products that can be returned as a warranty replacement are extremely limited. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report for the year ended April 30, 2016. Based on these actual expenses, the warranty reserve, as estimated by management as of April 30, 2016 and April 30, 2015 were at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

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

On May 28, 2014, the FASB issued ASU No. 2016-08 a standard on recognition of revenue from contracts with customers (Topic 606).  An issue discussed relates to when another party, along with the entity, is involved in providing a good or a service to a customer. In those circumstances, Topic 606 requires the entity to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). This determination is based upon whether the entity controls the good or the service before it is transferred to the customer. Topic 606 includes indicators to assist in this evaluation.  The Company evaluated all its contracts to determine if the Company was a principal or agent.  The Company has determined it was the principal in all its contracts.

In March 2016, the FASB issued ASU No. 2016-03 implementing the effective dates of Intangible – Goodwill and Other (Topic 350), Business Combinations (Topic 805), Consolidation (Topic 810) and Derivatives and Hedging (Topic 815) immediately.   The Company has reviewed the topics and in compliance.  The effects of the immediate implementation of these topics have had no effect on the financial statements of the Company.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): “Improvements to Employee Share-Based Payment Accounting.” This ASU makes targeted amendments to the accounting for employee share-based payments. This guidance is to be applied using various transition methods such as full retrospective, modified retrospective, and prospective based on the criteria for the specific amendments as outlined in the guidance. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted, as long as all of the amendments are adopted in the same period. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under GAAP. We do not anticipate that the adoption of ASU 2014-15 will have a material impact on our consolidated financial condition or results from operations. Management’s evaluations regarding the events and conditions that raise substantial doubt regarding our ability to continue as a going concern as discussed in the notes to our consolidated financial statements included elsewhere.

We have implemented all other new accounting pronouncements that are in effect and that may impact our financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the years ended April 30, 2016 and 2015 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has suffered losses from operations and has a nominal working capital surplus, which raise substantial doubt about its ability to continue as a going concern.

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

Note 4. Property, Plant and Equipment The following is a detail of equipment at April 30, 2016 and 2015:

	2016	2015
Furniture and fixtures	$ 1,792	$ 1,792
Total property	1,792	1,792
Less: accumulated depreciation	(458)	(22)
Total property, net	$ 1,334	$ 1,770

Depreciation expense on property, plant and equipment was $436 and $22 for the years ended April 30, 2016 and 2015, respectively.

Note 5. Intangible Assets:

Intangible assets, net consisted of the following:

	2016	2015
Intangible assets	$ 19,511	$ 19,511
Additional website development	3,080	3,080
Total Intangible Assets	22,591	22,591
Less amortization	(22,102)	(14,487)
Net intangible assets	$ 488	$ 8,104

Amortization expense on intangible assets was $7,616 and $6,824 for the years ended April 30, 2016 and 2015, respectively. The weighted average remaining useful life on intangible assets at April 30, 2016 is approximately 2 months.

The table below represents the estimated amortization of intangible assets for each of the next five years.

Year	Amortization
2017	$ 488
2018	-
2019	-
2020	-
2021	-
Total	$ 488

Note 6. Related Parties and Related Party Transactions

During the year ended April 30, 2016, the Company advanced to VitaCig $86,012 for internet product sales, and inventory purchases bringing the total outstanding due the Company to $186,276, which is recorded as due from related party.

The Company entered into various agreements with Zoha Development, LLC in the management and ownership of Scalable Solutions, LLC. The principal owner of Zoha Development, LLC is Ronald Sassano, Scalable CEO and Board member.  Zoha Development, LLC owns 20% of Scalable Solutions, Inc., and has an option to acquire 40% additional membership units of Scalable Solutions, LLC.

The Company entered into a Line of Credit with Paul Rosenberg (see Subsequent Events) for up to $100,000 in funding. Throughout the fiscal year, the Company had various transactions in which Paul Rosenberg, the Company’s CEO and Chairman of the Board personally paid expenses on behalf of the Company. As of April 30, 2016 the Company borrowed $24,173 from Paul Rosenberg. On May 1, 2016 the Company entered into a Line of Credit and Convertible Promissory Note for up to $100,000 in funding by Paul Rosenberg to accurately record the day-to-day transactions of the Company and Paul Rosenberg.

During the year ended April 30, 2015, the Company advanced to VitaCig $105,264 for professional fees and inventory purchases and VitaCig repaid $5,000 of that advance during the year ended April 30, 2015.

As of April 30, 2015, the balance of the advances to VitaCig was $100,264 and is recorded as due from related party.

Note 7. Commitments and Contingencies

The Company had a one year lease for a storage facility located in Falls Church, Virginia that expired in August 2015. As of April 30, 2015, we had $3,167 remaining on this one year lease. As of April 30, 2016, the Company has not renewed this lease.

Rent expense for the year ended April 30, 2016 and 2015 was $501 and $7,628, respectively.

	2016	2015
Commitments	$ -	$ 3,167
Total Commitments	$ -	$ 3,167

Note 8. Stockholders’ Equity

Common Stock

As of April 30, 2016, the Company was authorized to issue 560,000,000 common shares at a par value of $0.0001.  As of April 30, 2015 the Company had issued and outstanding 278,261,617 common shares.

During the year ended April 30, 2016 the Company issued 25,552,599 shares of common stock for services rendered valued at $927,493 and issued 2,500,000 shares of common stock valued ar $67,500 for investment purposes.  As of April 30, 2016 the total issued and outstanding of common stock was 306,314,216.

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

Since only half of the agreed upon shares had been paid out by mCig, Inc. to the previous owners of Vapolution, Inc. as of April 30, 2014 as part of the agreed upon purchase price, only half of the purchase price ($625,000) was reported on the Company’s balance sheet as Investment in Vapolution, Inc. at the year-end date. On April 30, 2015 the investment of $625,000 was impaired.  The remaining purchase price of 2,500,000 shares ($67,500 value) was recognized on the Company’s balance sheet on October 30, 2015.

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

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock, at $0.0001 par value and 23,000,000 are issued and outstanding as of April 30, 2016 and 2015. Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock. All 23,000,000 shares of preferred stock were granted to the Company’s Chief Executive Officer on September 23, 2013, which was valued at $2,300, the price of the common stock of $0.0001 exchanged in the transaction.

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

Note 9. Income Taxes

The Company’s income tax expense for the periods presented in the statements of operations represents minimum California franchise taxes. The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	2016	2015

Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal taxes	6.0%	6.0%
Non-deductible items	(1.0)%	(1.0)%
Valuation allowance	(39.0)%	(39.0)%
Effective income tax rate	0.0%	0.0%

F-17

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

The tax effects of the temporary differences and carry forwards that give rise to deferred tax assets consist of the following:	2016	2015

Deferred tax asset	$ 875,109	$ 399,725
Valuation allowance	(875,109)	(399,725)
Net deferred taxes	$ -	$ -

At April 30, 2016 and 2015, the Company had net operating loss carry forwards available to offset future taxable income of approximately 2,575,824 and $2,100,440, respectively. These carry forwards will begin to expire in the year ending December 31, 2026. Utilization of the net operating loss carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions.

The Company has not performed a change in ownership analysis since its inception in 2007 and, accordingly, some or all of its net operating loss carry forwards may not be available to offset future taxable income. Even if the loss carry forwards are available, they may be subject to substantial annual limitations resulting from past ownership changes, and ownership changes occurring after April 30, 2016, that could result in the expiration of the loss carry forwards before they are utilized.

The nature of the components of the deferred tax asset is entirely attributable to the Net operating loss carry-forwards incurred by the Company less any permanent differences that maybe used in future years to offset future tax liabilities.  We believe that it is more likely than not that the benefit from certain NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $875,109 on the deferred tax assets relating to these NOL carryforwards.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to the Company for tax reporting purposes, and other relevant factors. At April 30, 2016 and 2015, deferred tax assets have been fully offset by a valuation allowance.

The Company files income tax returns in the U.S. federal jurisdiction, and with the State of California. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years 2014 through 2016 due to net operating losses that are being carried forward for tax purposes. The Company does not have any uncertain tax positions or unrecognized tax benefits at April 30, 2016 or 2015. The Company’s policy is to recognize interest and penalties related to income taxes as components of interest expense and other expense, respectively.

Note 10. Basic Loss per Share before Non-Controlling Interest

Basic Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	April 30,
	2016	2015
Net loss from continuing operations before Non-controlling Interest	(1,391,415)	(4,904,992)
Net income from discontinued operations	-	35,544
Net loss	(1,391,415)	(4,869,448)

Basic loss per common share from continuing operations	$ (0.00)	$ (0.02)
Basic income per common share from discontinued operations	N/A	$ 0.00
Basic income (loss) per share	$ (0.00)	$ (0.02)
Basic weighted average number of shares outstanding	293,680,673	271,793,396

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

The shares of common stock received by mCig shareholders were registered on a Form S-1 filed by VitaCig and declared effective by the Securities and Exchange Commission on November 5, 2014.

During the year ended April 30, 2015, the Company recorded a loss on impairment of investment related to VitaCig of $13,658. The following table presents the net book value of VitaCig as of the Spin-off date, the pro-rata value after the Spin-off and the impairment of the investment in VitaCig:

Net book value of VitaCig at spin-off	$ 29,700
Dividend related to spin-off	16,042
Pro-rata net book value after spin-off	13,658
Loss on impairment of investment	(13,658)
Balance	$ -

Note 12. Subsequent Events

On May 1, 2016 the Company entered into a Line of Credit Agreement with Paul Rosenberg, the Chairman and CEO.  The Company will utilize the Line of Credit as needed for day-to-day operations.

On May 15, 2016, a shareholder elected to convert 400,000 shares of Series A Preferred Stock into 4,000,000 shares of common stock.

On June 7, 2016, the Company issued 3,441,176 shares of common stock for services and 7,000,000 shares of common stock in exchange for the purchase of three domain urls. The common stock issued for services was recorded as Stock Based Compensation in the amount of $103,235. The common stock issued for the purchase of the domain urls was recorded as an Intangible Asset in the amount of $210,000.

On June 8, 2016, Paul Rosenberg converted 600,000 shares of Series A Preferred Stock into 6,000,000 shares of common stock.

On June 22, 2016, the Company and VitaCig, Inc., entered into a Separation and Share Transfer Agreement whereby VitaCig transferred the assets and operations of the business of VitaCig, Inc., to Company in exchange for the return of 172,500,000 shares of VitaCig Common Stock to the treasury of VitaCig, Inc., and for a reduction of the amount owed to the Company in excess of $95,000.

As a part of the acquisition the Company secured four contracts between VitaCig, Inc., and its customers.

The assets of the VitaCig business has been transferred from VitaCig, Inc., a Nevada corporation to VitaCig, Inc., a Florida corporation, a wholly owned subsidiary of mCig, Inc.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2016. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

30

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

As of April 30, 2016 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective due to our limited accounting staff. We intend to strengthen these internal controls over the next few months by augmenting our accounting staff.

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

There have been no changes in our internal control over financial reporting during the year ended April 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows

Committees

Our Board of Directors as a whole acts as the audit and compensation committees.

Name	Age	Position(s)
Paul Rosenberg	46	President, Chief Executive Officer and Director
Michael Hawkins	54	Chief Financial Officer
Ronald Sassano	44	Chief Executive Officer, Scalable Solutions, LLC

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

Michael Hawkins has been our Chief Financial Officer since April 8, 2016. Prior to fulfilling this role, Mr. Hawkins was the Managing Member of Epic Industry, LLC and the Chief Financial Officer for ICA Solutions, Inc.  Mr. Hawkins has worked in the hospitality and entertainment industry and construction industry, providing executive level services as CEO, CFO, and COO to multiple nanotech public and privately held companies.. Mr. Hawkins earned his B.S. in Computer Science and Business Administration from University of Maryland, University College.

Ronald Sassano served has been with the Company since May 2015 where he has lead the development prospects.  With more than 25 years in the construction industry, Mr. Sassano was instrumental in bringing the Company’s first construction contracts.  On March 6, 2016 the Company founded Scalable Solutions, LLC, and Mr. Sassano, through his corporation, Zoha Development, LLC was granted 20% ownership.  Mr. Sassano is now the CEO of Scalable Solutions.

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

Involvement in Certain Legal Proceedings

None of the following events have occurred during the past five years and are material to an evaluation of the ability or integrity of any director or officer of the Company:

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

33

Committees

Our Board of Directors as a whole acts as the audit and compensation committees.

Code of Ethics

We adopted a code of ethics that applies to our officers and directors. Our code of ethics was filed with our Annual Report for the year ended April 30, 2014, as filed on August 14, 2014.

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

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of mCig, Inc., during the year ended April 30, 2016, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2016. The foregoing persons are collectively referred to in this prospectus as the “Named Executive Officers.” Compensation information is shown for the year ended April 30, 2016 and April 30, 2015:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp ($)	Non- Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Totals ($)
Paul Rosenberg,	2016	0	0	0	0	0	0	0	0
CEO	2015	0	0	0	0	0	0	0	0

Charles Mathews	2016	6,000	0	25,524	0	0	0	0	31,524
CFO	2015	0	0	0	0	0	0	0	0

Michael Hawkins	2016	3,000	0	33,480	0	0	0	0	36,480
Interim CFO	2015	0	0	0	0	0	0	0	0

Ronald Sassano	2016	3,000		180,000					183,000
CEO, Scalable Solutions	2015	0	0	0	0	0	0	0	0

Agreements

We have a consulting agreement with the Interim Chief Financial Officer whereby he will be compensated $3,000 per month for two months, and $2,000 per month for four months and receive 900,000 shares of restricted stock valued at $5,580 per month.

We have a consulting agreement with the CEO of Scalable Solutions., LLC, in which he is compensated with zero cash and $15,000 per month in stock based compensation.

Other than the Chief Financial Officer and the CEO of Scalable Solutions, LLC, there are no other agreements with our officers, although we may enter into such agreements following our receipt of additional capital.

Outstanding Equity Awards as of April 30, 2016

During the fiscal year ended April 30, 2016, Michael Hawkins was issued 900,000 shares of common stock.

During the fiscal year ended April 30, 2016, Ronald Sassano was issued 3,906,855 shares of common stock.

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

The following table indicates beneficial ownership of mCig’s common stock, as of April 30, 2016 by:

•         Each person or entity known by mCig to beneficially own more than 5% of the outstanding shares of mCig’s common stock;

•         Each executive officer and director of mCig; and,

•         All executive officers and directors of mCig as a group.

•         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Percentage of beneficial ownership is based on 306,314,216 shares of common stock outstanding as of April 30, 2016.

Unless other indicated, the address of each beneficial owner listed below is c/o mCig, Inc., 433 North Camden Drive, 6th Floor, Beverly Hills, California 90210.

Name of Beneficial Owner	Amount and Nature of	Percentage
	Beneficial Ownership	of Class(1)
Paul Rosenberg	1,834,445 common shares	0.60%
	20,900,000 preferred shares	91%
Michael W. Hawkins	900,000 common shares	0.03%

Ronald Sassano	1,252,809 common shares	0.04%

Total as a group(1)	3,987,254 common shares	0.67%
	20,900,000 preferred shares	91%
TOTAL STOCK VOTING POWER

Paul Rosenberg	210,834,445 stock voting power	39.74%
Total as a group(1)	212,987,254 stock voting power	40.41%

(1)Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2016.  As of April 30, 2016 there were  306,314,216 shares of our company’s common stock issued and outstanding.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

During the year ended April 30, 2016, the Company advanced to VitaCig $86,012 for internet product sales, and inventory purchases bringing the total outstanding due the Company to $186,276, which is recorded as due from related party.

Director Independence

Our Board of Directors is comprised of 1 member, who is not “independent” within the meaning of Marketplace Rule 5605 of the NASDAQ Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

On April 1, 2016, we engaged, MaloneBailey, LLP to serve as our independent registered public accounting firm for the year ending April 30, 2016.  Sadler, Gibb & Associates, LLP served as our independent registered public accounting firm for the year ending April 30, 2015.  The following table shows the fees that were billed for the audit and other services provided for 2016 and 2015.

	2016	2015
Audit Fees	$ 25,500	$ 21,300
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 25,500	$ 21,300

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  The audit paid to the auditors with respect to 2016 and 2015 were pre-approved by the Board of Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
Exhibit No.	Description
10.1	Share Transfer Agreement Between VitaCig and Malecon Pharmacy
10.3	Exclusive Agreement with Just Chill
10.4	Distribution Agreement with JCP
10.5	Amendment to Stock Purchase Agreement with Vapolution shareholder
10.6	Consulting Agreement with Michael Hawkins
21	Articles of Incorporation of Scalable solutions, LLC
23.1	Consent of MaloneBailey, LLP
23.2	Consent of Sadler, Gibb & Associates, LLP
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

39

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mCig Inc

	August 31, 2016	By: /s/ Paul Rosenberg
Paul Rosenberg
Chief Executive Officer (Principal Executive Officer)

	August 31, 2016	By: /s/ Michael W. Hawkins
Michael W. Hawkins
Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Paul Rosenberg	Chief Executive Officer	August 31, 2016
Paul Rosenberg	(Principal Executive Officer)

/s/ Michael W. Hawkins	Chief Operating Officer and Director	August 31, 2016
Michael W. Hawkins

40