Form 10-Q
period 2016-07-31
mCig, Inc.
filed 2016-09-28
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[√]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2016

Commission file number: 333-175941

MCIG, INC.

(Exact name of registrant as specified in its charter)

NEVADA	27-4439285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2831 St. Rose Parkway, Suite 200, Henderson, NV	89052
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	570-778-6459

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [√] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [√] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [√]
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [√]
As of September 28, 2016, the Company had 331,655,154 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes [ ] No [√]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2016 are not necessarily indicative of the results that can be expected for the year ending April 30, 2017.

mCig, Inc.
and SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	July 31,	April 30,
	2016	2016
ASSETS
Current Assets
Cash and cash equivalents	$ 224,435	$ 80,542
Accounts Receivable, Net	7,880	6,120
Inventory	25,325	7,268
Prepaid Expenses	26,200	-
Total Current Assets	283,840	93,930
Property, Plant and Equipment, Net	6,251	1,334
Due From Related Party	96,208	186,276
Cost Basis Investment	67,500	67,500
Intangible Assets, Net	270,183	488
Total Assets	$ 723,982	$ 349,528
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$ 60,205	$ 45,385
Note Payable, Current Portion	25,000	-
Due to Shareholder	26,373	24,173
Deferred Revenue	85,702	6,502
Total Current Liabilities	197,280	76,060
Noncurrent Liabilities
Due to Related Party	8,170	-
Total Liabilities	205,450	76,060
Stockholders' Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;	2,200	2,300
	22,000,000 and 23,000,000 shares issued and outstanding, as
of July 31, 2016 and April 30, 2016, respectively.
Common Stock, $0.0001 par value, voting; 560,000,000 shares	32,858	30,631
authorized; 328,587,913 and 306,314,216 shares issued, and
outstanding, as of July 31, 2016 and April 30, 2016, respectively.
Additional Paid In Capital	7,330,308	6,916,635
Accumulated Deficit	(6,820,535)	(6,658,558)
Total Stockholders' Equity	544,831	291,008
Non-Controlling Interest	(26,299)	(17,540)
Total Equity	518,532	273,468
Total Liabilities and Stockholders' Equity	$ 723,982	$ 349,528

See accompanying notes to unaudited consolidated financial statements. 4

mCig, Inc.
and SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
	Three Months Ended July 31,
	2016	2015

Sales	$ 254,702	$ 369,093
Total Cost of Sales	181,401	242,129
Gross Profit	73,301	126,964
Operating Expenses:
Selling, general, and administrative	27,522	139,112
Professional Fees	13,100	3,681
Stock based compensation	168,300	645,229
Consultant Fees	28,155	-
Amortization and Depreciation	8,168	2,070
Total Operating Expenses	245,245	790,092
Loss From Operations	(171,944)	(663,128)
Other Income (Expense)	1,208	-
Net Loss Before Non-Controlling Interest	(170,736)	(663,128)
Loss Attributable to Non-Controlling Interest	(8,759)	-
Net Loss Attributable to Controlling Interest	$ (161,977)	$ (663,128)
Basic and Diluted (Loss) Per Share:
Income(Loss) per share from Continuing Operations	$ (0.00)	$ (0.00)
Income(Loss) Per Share	$ (0.00)	$ (0.00)
Weighted Average Shares Outstanding - Basic and Diluted	320,316,968	280,311,306
See accompanying notes to unaudited consolidated financial statements. 5

mCig, Inc.
and SUBSIDIARIES
Statements of Cash Flows
(unaudited)
For the Three Months Ended July 31,
	2016	2015
Cash Flows From Operating Activities:
Net (Loss)	$ (170,736)	$ (663,148)
Adjustments to Reconcile Net Loss to Net
Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	8,168	2,070
Common Stock Issued for Services	168,300	340,501
Loss on Impairment on Investments	-	304,728
Decrease (Increase) in:
Accounts Receivable, Net	8,758	22,141
Receivable Other	-	10,000
Inventories	8,550	(11,002)
Prepaid Expenses and Other Current Assets	2,100	3,091
Accounts Payable, Accrued Expenses and Taxes Payable	1,898	(2,998)
Deferred Revenue	47,326	6,053
Total Adjustment to reconcile Net Income to Net Cash	245,100	674,584
Net Cash Provided By Operating Activities	74,364	11,436
Cash Flows From Investing Activities:
Increase (Decrease) in:
Net cash received from acquisition	44,280	-
Acquisition of property, plant and equipment	(5,066)	-
Net Cash Provided By investing activities	39,214	-
Cash Flows From Financing Activities:
Borrowing from related party	8,370	-
Advances from Related Party	-	8,500
Repayments to Related Party	-	(6,201)
Repayment from Due to Related Party, net	21,945	-
Proceeds from Related Party	-	2,850
Net Cash Provided By Financing Activities	30,315	5,149
Net Change in Cash	143,893	16,585
Cash at Beginning of Year	80,542	102,691
Cash at End of Period	$ 224,435	$ 119,276

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Non-cash Investing and Financing Activities:
Prepaid expenses financed by notes payable	$ 25,000	$ -
Common stock issued for domain names	$ 247,500	$ -
Conversion of preferred stock to common stock	$ 1,000	$ -
Inventory received for forgiveness of debt	$ -	$ 2,460
See accompanying notes to unaudited consolidated financial statements. 6

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

Operating results for the three months ended July 31, 2016 are not necessarily indicative of the results that may be expected for the year ending April 30, 2017. Notes to the unaudited interim condensed financial statements that would substantially duplicate the disclosures contained in the audited condensed financial statements for the year ended April 30, 2016 have been omitted; this report should be read in conjunction with the audited condensed financial statements and the footnotes thereto for the fiscal year ended April 30, 2016 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

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

Subsidiaries of the Company

The Company current business operations are conducted through three subsidiaries; Scalable Solutions, LLC, VitaCig, Inc., and mCig Internet Sales, Inc.

VitaCig, Inc.

We distribute and wholesale the VitaCig product lines – affordable loose-leaf eCigs. Designed in the USA – with unique formulas, trade secrets, VitaCig provides a smoking experience by heating plant material, waxes, and oils delivering a smoother inhalation experience.

On June 22, 2016 the Company acquired the business operations from VitaCig, Inc., in exchange for 172,500,000 shares of stock of VitaCig, Inc., owned by the Company and $68,123, which was a drawdown of the outstanding balance owed by VitaCig, Inc., to the Company.

Scalable Solutions, LLC

Scalable Solutions, LLC was organized by the Company on March 6, 2016, provides construction services in the cultivation and grow industry.  Scalable began operations in December 2015, but was not officially incorporated until March 2016.  The Company owns 80% of Scalable.  Zoha Development, LLC maintains an option to acquire 40% of Scalable for a nominal fee.

mCig Internet Sales, Inc.

On June 1, 2016, the Company incorporated mCig Internet Sales, Inc., (“mCig Internet”) in order to consolidate all online retail sales from various websites and to provide streamlining of administrative and documentation services, consolidation of inventories, and support economy of scale.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the wholly owned subsidiaries of mCig Internet Sales, Inc., and VitaCig, Inc., and the majority owned subsidiary of Scalable Solutions, LLC for the quarter ended July 31, 2016. Significant intercompany balances and transactions have been eliminated.

Inventory

Inventory consists of finished product, mCig products valued at the lower of cost or market valuation under the first-in, first-out method of costing.

	July 31, 2016	April 30, 2016
Finished goods	$25,325	$7,268
Total inventory	$25,325	$7,268

Accounts Receivable

The Company’s accounts receivable is primarily from its vendor tasked with accepting all credit card payments for purchases from its customers, and are held in escrow for potential chargebacks, and are reported at the amount due from the vendor. While the Company expects these receivables to be fully collectible it has created an allowance for doubtful accounts for the period, which is reported under Accounts Payable and Accrued Expenses. The Company did not report any accounts receivable from any of its wholesale customers.

Intangible Assets

The Company’s intangible assets consist primarily of certain website development costs and domain urls, and are amortized over their useful life.

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

There is no potential dilutive security as of July 31, 2016 or April 30, 2016.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had no deposits in excess of federally insured limits at July 31, 2016 and April 30, 2016.

Cost-Basis Investments

The Company’s non-marketable equity investment in Vapolution is recorded using the cost-basis method of accounting, and is classified within other long-term assets on the accompanying balance sheet as permitted by FASB ASC 325, “Cost Method Investments”. During the three months ended July 31, 2016 there were no impairment losses.

On September 30, 2015, the Company issued 2,500,000 shares of common stock valued at $67,500 for the second half of the Vapolution investment.

Equity-Basis Investments

The Company accounts for its approximately 8% ownership of VitaCig, Inc., (Nevada) as an equity-basis investment. As of July 31, 2016 and April 30, 2016, there is no net book value of the ownership of VitaCig, as the pro-rata value after the Spin-off and the impairment of the investment in VitaCig.

On June 22, 2016 the Company reduced its ownership of VitaCig, Inc., to 57,500,000 through a Separation and Transfer Agreement where the Company acquired the business operations of VitaCig in exchange for selling back to the treasury of VitaCig, Inc., (Nevada) 172,500,000.  As a condition to the action, the Company’s shares are non-dilutive for a period of 12 months.

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. Management reviews mCig’s reserves at least quarterly to ensure that its accruals are adequate in meeting expected future warranty obligations, and the Company will adjust its estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that are recorded may be material.. As a result, the products that can be returned as a warranty replacement are extremely limited. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report for the quarter ended July 31, 2016. Based on these actual expenses, the warranty reserve, as estimated by management as of July 31, 2016 and April 30, 2016 were at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

Segment Information

In accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company is required to report financial and descriptive information about its reportable operating segments. The Company identifies its operating segments as divisions based on how management internally evaluates separate financial information, business activities and management responsibility. In addition to the corporate segment, the Company segments and the subsidiaries associated with each segment are as follows:

Segment	Subsidiary
Construction	Scalable Solutions, Inc.
Internet Sales	mCig Internet Sales, Inc.
Wholesale	VitaCig, Inc.

9

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months ended July 31, 2016 and 2015 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 4. Notes Payable

On June 15, 2016, the Company issued a convertible promissory note in the amount of $25,000 for future legal work. The note is due on June 14, 2017 and bears interest at 10% per annum. The loan becomes convertible 180 days after date of the note. The loan can then be converted into shares of the Company’s common stock at a rate of 80% multiplied by the market price, which is the average of the closing price on the preceding five (5) trading days.  As of July 31, 2016, the note has not become convertible.

Note 5. Property, Plant and Equipment

During the three months ended July 31, 2016 the company acquired equipment for its Rollies operation, a service whereby the company provides onsite packing services at dispensaries where marijuana cigarettes are sold.  The cost of the machine includes actual cost, transportation, travel for inspection and testing.  The following is a detail of equipment at July 31, 2016 and April 30, 2016:

	July 31, 2016	April 30, 2016
Office Furniture	$1,792	$1,792
Rollies Machine	5,066	-
Depreciation	607	458
Total Property and Equipment	$6,251	$1,334

Note 6. Intangible Assets: Intangible assets, net consisted of the following:

	July 31, 2016	April 30, 2016
Website Designs	$22,591	$22,591
Domains	247,500	-
VitaCig Intangibles	30,124	-
Total Intangible Assets	300,215	22,591
Less: Amortization	(30,032)	(22,103)
Current Intangible Assets	$270,183	$488
10

Note 7. Business Segments

This summary reflects the Company's current segments, as described below.

Corporate

The parent company provides overall management and corporate reporting functions for the entire organization.

Construction

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

Internet Sales

The Company tracks all retail sales through the Internet through the consolidation of all online retail sales from various websites.  It provides streamlining of administrative and documentation services, consolidation of inventories, and supports economy of scale.

Wholesale

The wholesale division works with mass distribution channels in eCig, wholesale CBD, marijuana cigarettes (Rollies), and all other operations not directly classified in the other reportable segments.

Information concerning the revenues and operating income (loss) for the three months ended July 31, 2016 and 2015, and the identifiable assets for the segments in which the Company operates are shown in the following table:

For the Three Months Ended July 31, 2016	Construction	Internet Sales	Wholesale	Corporate	Total

Revenue	$ 62,268	$ 92,462	$ 99,972	$ -	$ 257,802
Segment Income (Loss) from Operations	(43,797)	16,055	14,782	(152,984)	(165,944)
Total Assets	78,455	400,655	5,107	239,765	723,982
Capital Expenditures	-	247,500	5,066	(44,280)	208,286
Depreciation and Amortization	-	7,500	90	578	8,168

For the Three Months Ended July 31, 2015	Construction	Internet Sales	Wholesale	Corporate	Total
Revenue	$ -	$ 144,347	$ 224,746	$ -	$ 369,093
Segment Loss from Operations	-	50,194	50,661	(763,983)	(663,128)
Total Assets	-	-	-	384,790	384,790
Capital Expenditures	-	-	-	-	-
Depreciation and Amortization	-	-	-	2,070	2,070

Note 8. Acquisition of VitaCig Business

On June 22, 2016, the Company and VitaCig, Inc., entered into a Separation and Share Transfer Agreement whereby VitaCig transferred the assets and operations of the business of VitaCig, Inc., to Company in exchange for the return of 172,500,000 shares of VitaCig Common Stock to the treasury of VitaCig, Inc., and for a reduction of the amount owed to the Company in excess of $95,000.

The purchase price of VitaCig was $68,123.  The purchase price was derived from the amount of the reduction of the reduction in Due from VitaCig in excess of $95,000.  In addition, the company returned 172,500,000 shares of VitaCig Common Stock which had no recorded net present value. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed, at the date of acquisition:

Cash	$44,280
Accounts Receivable	10,517
Prepaid assets	3,300
Inventory	26,607
Intangible assets (domain, website, trademark, trade secrets)	30,216
Total assets acquired	114,920

Current Liabilities	12,923
Deferred Revenue	31,874
Due to Related Party	2,000
Total liabilities assumed	46,797
Net assets acquired	$68,123

In accordance with ASC 805-10-50, the Company is providing the following unaudited pro-forma to present a summary of the combined results of the Company’s consolidated operations with the acquisition as if the acquisition had been completed as of the beginning of the reporting period.

	For three months ending July 31,
CONSOLIDATED STATEMENTS of OPERATIONS:	2016	2015
Sales	$298,282	$436,129
Cost of Sales	215,097	286,615
Gross Profit	83,185	149,514
Operating Expenses	243,119	832,174
(Loss) from Operations	(159,934)	(682,660)
Other Income / (Expense)	1,208	-
Net Loss Before Non-Controlling Interest	$(158,726)	$(682,660)
Loss Attributable to Non-Controlling Interest	(8,759)	-
Net Loss Attributable to Controlling Interest	$(149,967)	$(682,660)

Note 9. Related Parties and Related Party Transactions

On May 1, 2016 the Company entered into a Line of Credit Agreement for up to $100,000 with Paul Rosenberg, the Chairman and CEO.  The Company will utilize the Line of Credit as needed for day-to-day operations.  During this quarter the company utilized $200 under the Line of Credit Agreement and $2,000 was assigned to the Line of Credit from the assumed liability of the VitaCig acquisition to Paul Rosenberg (see Note 8). During the period ended July 31, 2016, the Company had various transactions in which Paul Rosenberg, the Company's CEO and Chairman of the Board, personally paid expenses on behalf of the Company. As of July 31, 2016 and April 30, 2016, the Company borrowed $26,373 and $24,173, respectively, from Paul Rosenberg.

On May 2, 2016 the Company sold to Paul Rosenberg the bad inventory from the past several years that was written off the previous years at cost.  Mr. Rosenberg paid for the bad inventory in cash. The Company had stored $20,730 worth of bad product it needed to destroy, which was not accounted for on its books and records. The Company booked the transaction as revenue.

On June 3, 2016 the Company entered into a Convertible Promissory Note with VitaCig, Inc., (VTCQ) in the amount of $95,000 which was accounted for by the reduction of the balance Due from Related Party.  The terms of the Convertible Promissory Note include 8% annual interest, and a 25% reduction to the lowest conversion price of the preceding five days before election to convert.

Between May 1, 2016 and June 22, 2016, the Company received $21,945 which was paid towards the balance Due from Related Party leaving a balance owed of $68,123 on June 22, 2016, the date of acquisition.  The Company purchased the VTCQ business for $68,123 on June 22, 2016 by writing off the remaining balance (excluding the Convertible Promissory Note of $95,000).

During the three months ended July 31, 2016, Scalable Solutions, LLC (Scalable) contracted Zoha Development, LLC (Zoha) to provide services to the construction division and paid Zoha $5,655 and has an outstanding balance owed of $10,000 at the end of the fiscal period ending July 31, 2016.  The president of Scalable is a managing member of Zoha.

On June 7, 2016 the Company issued 2,500,000 shares of common stock ($75,000 in fair market value) to Paul Rosenberg for the acquisition of the domain url www.cbd.biz. See Note 5.

On June 8, 2016 Paul Rosenberg, the Company’s CEO and Chairman of the Board, converted 600,000 shares of Series A Preferred into 6,000,000 shares of common stock.

On June 22, 2016 the Company acquired the business of VitaCig, Inc., (VTCQ).  See Note 7.

Note 10. Stockholders’ Equity

Common Stock

On June 7, 2016, the Company issued 2,941,176 shares of common stock for services and 7,500,000 shares of common stock in exchange for the purchase of three domain urls.  The common stock issued for services was recorded as Stock Based Compensation in the amount of $98,000. The common stock issued for the purchase of the domain urls was recorded as an Intangible Asset in the amount of $247,500.

On June 30, 2016, the Company issued 865,854 shares of common stock for services and was recorded as Stock Based Compensation in the amount of $35,500.

On July 31, 2016, the Company issued 966,667 shares of common stock for services and was recorded as Stock Based Compensation in the amount of $34,800.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock, at $0.0001 par value and 22,000,000 and 23,000,000 are issued and outstanding as of July 31, 2016 and April 30, 2016, respectively. Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock. All of the 23,000,000 shares of issued and outstanding preferred stock were granted to the Company’s Chief Executive Officer on September 23, 2013, which was valued at $2,300, the price of the common stock of $0.0001 exchanged in the transaction. The Company’s CEO currently owns 21,000,000 shares of Series A Preferred on July 31, 2016.

On May 15, 2016, a shareholder elected to convert 400,000 shares of Series A Preferred Stock into 4,000,000 shares of common stock.

On June 8, 2016, Paul Rosenberg, the Company’s CEO and Chairman of the Board, converted 600,000 shares of Series A Preferred Stock into 6,000,000 shares of common stock.

Note 11. Subsequent Events

On September 1, 2016 the Company entered into an employment agreement with Michael Hawkins, the Chief Financial Officer and an employment agreement with Paul Rosenberg, the Chief Executive Officer of the Company (“employees”).  Mr. Hawkins was the Interim Chief Financial Officer which agreement was scheduled to expire on September 6, 2016.  Mr. Rosenberg has been the CEO since inception and served without an agreement.  The terms of the Agreement are the same.  The agreements call for $156,000 per year base salary with a three year term. Only $3,000 per month guaranteed to be paid in cash, while the remainder ($10,000 per month) is booked as a note due, which may be converted into shares of the company at the current price on April 30, of each year for all income earned.  The initial year’s conversion option was accrued upon entering into the agreement. The employees earn annual bonuses based upon gross sales, net profits, and annual increases in sales and profits. The Company and employees may elect to convert a portion of this salary into equity of the company based upon the fair market value on April 30, of each year for the bonuses earned.  In addition, each employee was issued a seven year warrant to acquire four percent (4%) of the Company Stock, based upon the issued and outstanding, fully diluted, as of September 1, 2016,  at the fair market value on September 1, 2016 with 25% vested immediately and 25% on each subsequent year anniversary of employment.

On August 15, 2016 the Company entered into an Asset Purchase Agreement with Gray Matter, LLC.  The Agreement was consummated on September 1, 2016.  The Company acquired all inventory and intellectual property in exchange for $35,000 in common stock. As a condition to this acquisition, the Company entered into a Consulting Agreement with John James Southard who became the President, mCig CBD Division.

On August 31, 2016, the Company issued 1,067,241 shares of common stock for services and was recorded as Stock Based Compensation in the amount of $30,950.

On September 1, 2016, the Company issued 2,000,000 shares of common stock for services and was recorded as Stock Based Compensation in the amount of $58,000.

13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on  Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended April 30, 2016.

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

Overview

mCig, Inc. (mCig) was incorporated in the State of Nevada on December 30, 2010 originally under the name Lifetech Industries, Inc. Effective August 2, 2013, the name was changed from "Lifetech Industries, Inc." to "mCig, Inc." reflecting the new business model. Since October 2013, we have positioned ourselves as a company focused on two long-term secular trends:

(1) the decriminalization and legalization of marijuana for medicinal or recreational purposes - legalizing medicinal and recreational marijuana usage is steadily on the rise not only domestically but also internationally. Marijuana has been decriminalized in over twenty countries, in over five continents. The following chart was created by the National Organization for the Reform of Marijuana Laws and depicts the current status (2016) of each state in the decriminalization and legalization of marijuana.

Management believes that in 2016 it is very likely that many more states, will legalize the use and sale of recreational marijuana the way Washington, Oregon, Alaska and Colorado have.

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

Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.

Our operating results for the three months ended July 31, 2016 and 2015 are summarized as follows:

	Fiscal Quarter Ended April 30,
	2016	2015

Sales	$ 254,702	$ 369,093
Cost of Sales	181,401	242,149
Gross Profit	73,301	126,944
Total Operating Expenses	245,245	790,092
Other Income	1,208	-
Net Loss from Continuing Operations	(170,736)	(663,148)

15

Results of Operations

Revenue

Our revenue from operations for the three months ended July 31, 2016 was $254,702 compared to $369,093, a decrease of $114,391 or approximately 31%, from the three months ended July 31, 2015.  This decrease is primarily a result of management’s decision to diversify, the inability to ship products before the end of the quarter, and the delays experienced in obtaining the required construction licenses needed to proceed.

Cost of Goods Sold

Our cost of goods sold for the three months ended July 31, 2016 was $181,401 compared to $242,149 for the three months ended July 31, 2015. The decrease is primarily due to the decrease in sales.

Gross Profit

Our gross profit for the three months ended July 31, 2016 was $73,301 compared to $126,964 for the three months ended July 31, 2015. The gross profit of $73,301 for the three months ended July 31, 2016 represents approximately 29% as a percentage of total revenue. The gross profit of $126,944 for the three months ended July 31, 2015 represents approximately 34% as a percentage of total revenue. This decrease in the gross profit is primarily attributed to the increase in wholesales and the inclusion of construction projects with flat rate cost+ contracts.

Operating Expenses

Our operating expenses decreased by $544,847 to $245,245 for the three months ended July 31, 2016, from $790,092 for the three months ended July 31, 2015.

The decrease was primarily due to the decrease in stock based compensation of $476,929, selling, general and administrative expenses of $111,560, and amortization and depreciation of $6,098, offset by an increase in consulting of $28,155 and professional fees of $9,419.

Our total operating expenses for the three months ended July 31, 2016 of $245,245 consisted of $27,522 of selling, general and administrative expenses, $13,100 of professional fees, consulting expense of $28,155, stock based compensation of $168,300, and $8,168 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Loss

Our net loss decreased by $492,412 to $170,736 for the three months ended July 31, 2016 from $663,148 for the three months ending July 31, 2015. The decrease in net loss compared to the prior period is primarily a result of the decrease in operating expenses of $544,847 and gross profit of $53,643.

Liquidity and Capital Resources

Introduction

During the three months ended July 31, 2016 we provided $74,364 in operating cash flows. Our cash on hand as of July 31, 2016 was $224,435.

Cash Requirements

We had cash available of $224,435 as of July 31, 2016.  Based on our revenues, cash on hand and current monthly burn rate, around break-even, we believe that our operations are sufficient to fund operations through April 2017.

Sources and Uses of Cash

Operations

We had net cash provided by operating activities of $74,364 for the three months ended July 31, 2016, as compared to cash provided of $11,436 for the three months ended July 31, 2015.

Net cash provided by operations consisted primarily of the net loss of $170,736 offset by non-cash expenses of $176,468 consisting of depreciation and amortization of intangible assets of $8,168 and $168,300 in common stock issued for services. Additionally, changes in assets and liabilities consisted of increases of $8,758 in accounts receivable, prepaid expenses of $2,100, inventory of $8,550, accounts payable of $1,898, and deferred revenue of $47,326.

Investments

We had net cash provided in investing activities of $39,214 and $0 for the three months ended July 31, 2016 and July 31, 2015, respectively. Our investing activities consisted primarily of $44,280 in net cash received from acquisition, and the purchase of the Rollies Machine for $5,066.

Financing

We had net cash provided in financing activities of $30,315 for the three months ended July 31, 2016, as compared to net cash provided of $5,149 for the three months ended July 31, 2015.  Our financing activities consisted borrowing from a related party of $8,370, repayment of advances to a related arty of $23,153, offset by interest due on note receivable of $1,208.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months ended July 31, 2016 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2016. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended July 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the three months ended July 31, 2016, the Company did not issue any shares of common stock.

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

20

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

mCig, Inc.

Dated: September 28, 2016		/s/ Paul Rosenberg
	By:	Paul Rosenberg
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: September 28, 2016		/s/ Michael W. Hawkins
	By:	Michael W. Hawkins
	Its:	Chief Financial Officer (Principal Financial Officer)
21