Form 10-K/A
period 2016-04-30
mCig, Inc.
filed 2016-11-25
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

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

1

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

EXPLANATORY NOTE – AMENDMENT

Our purpose of this 10-K/A to our Annual Report on Form 10-K for the year ended April 30, 2016, as filed with the Securities and Exchange Commission on August 31, 2015 is to update the certifications under Exhibits 31.1, 31.2, 32.1 and 32.2. No other changes have been made to the Form 10-K other than those described herein.

2

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

25

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

ITEM 9B.  OTHER INFORMATION.

None.

26

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
Exhibit No.	Description
10.1	Share Transfer Agreement Between VitaCig and Malecon Pharmacy *
10.3	Exclusive Agreement with Just Chill *
10.4	Distribution Agreement with JCP *
10.5	Amendment to Stock Purchase Agreement with Vapolution shareholder *
10.6	Consulting Agreement with Michael Hawkins *
21	Articles of Incorporation of Scalable solutions, LLC *
23.1	Consent of MaloneBailey, LLP *
23.2	Consent of Sadler, Gibb & Associates, LLP *
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act**
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
* Incorporated by references to our Annual Report on Form 10-K, filed on August 31, 2016. **Filed herein
27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mCig Inc

	November 25, 2016	By: /s/ Paul Rosenberg
Paul Rosenberg
Chief Executive Officer (Principal Executive Officer)

	November 25, 2016	By: /s/ Michael W. Hawkins
Michael W. Hawkins
Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Paul Rosenberg	Chief Executive Officer	November 25, 2016
Paul Rosenberg	(Principal Executive Officer)

/s/ Michael W. Hawkins	Chief Operating Officer and Director	November 25, 2016
Michael W. Hawkins

28