Form 10-Q
period 2016-10-31
mCig, Inc.
filed 2016-12-12
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[√]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2016

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
Yes [ ] No [√]
As of November 15, 2016, the Company had 340,614,339 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes [ ] No [√]

mCig, Inc.
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of October 31, 2016 (unaudited) and April 30, 2016	4
Condensed Consolidated Statements of Operations for the three months ended October 31, 2016 and 2015 and the six months ended October 31, 2016 and 2015 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2016 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	20
Item 4. Controls and Procedures	20
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	21
SIGNATURES	22
2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended October 31, 2016 are not necessarily indicative of the results that can be expected for the year ending April 30, 2017.

mCig, Inc.
and Subsidiaries
Consolidated Balance Sheets
(unaudited)

ASSETS

	October 31,	April 30,
	2016	2016
Current Assets
Cash and cash equivalents	$ 285,812	$ 80,542
Accounts Receivable, Net	38,414	6,120
Inventory	34,469	7,268
Prepaid Expenses	225,000	-
Total Current Assets	583,695	93,930
Property, Plant and Equipment, Net	5,979	1,334
Due From Related Party	-	186,276
Cost Basis Investment	243,979	67,500
Intangible Assets, Net	256,971	488
Total Assets	$ 1,090,624	$ 349,528
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable and Accrued Expenses	$ 66,752	$ 45,385
Due to Shareholder	155,581	24,173
Deferred Revenue	59,177	6,502
Total Current Liabilities	281,510	76,060
Total Liabilities	281,510	76,060
Stockholders' Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;	2,200	2,300
	17,000,000 and 23,000,000 shares issued and outstanding, as
of October 31, 2016 and April 30, 2016, respectively.
Common Stock, $0.0001 par value, voting; 560,000,000 shares	33,843	30,631
authorized; 338,431,951 and 306,314,216 shares issued, and
outstanding, as of October 31, 2016 and April 30, 2016, respectively.
Treasury stock	(500)	-
Additional Paid In Capital	7,606,873	6,916,635
Accumulated Deficit	(6,810,064)	(6,658,558)
Total Stockholders' Equity	832,352	291,008
Non-Controlling Interest	(23,238)	(17,540)
Total Equity	809,614	273,468
Total Liabilities and Stockholders' Equity	$ 1,090,624	$ 349,528

See accompanying notes to unaudited consolidated financial statements.
4

mCig, Inc.
and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015

Sales	$ 620,015	$ 885,556	$ 874,717	$ 1,254,649
Total Cost of Sales	399,864	783,880	581,265	1,026,029
Gross Profit	220,151	101,676	293,452	228,620
Selling, general, and administrative	57,914	504,331	85,526	1,288,672
Professional Fees	8,830	16,000	21,930	19,681
Stock based compensation	102,550	-	270,850	-
Consultant Fees	79,657	-	107,811	-
Amortization and Depreciation	13,486	1,994	21,562	4,064
Total Operating Expenses	262,437	522,325	507,679	1,312,417
Loss From Operations	(42,286)	(420,649)	(214,227)	(1,083,797)
Other Income (Expense)	55,815	-	57,023	-
Net Income(Loss) Loss Before Non-Controlling Interest	13,529	(420,649)	(157,204)	(1,083,797)
Income(Loss) Attributable to Non-Controlling Interest	3,061	-	(5,698)	-
Net Income(Loss) Attributable to Controlling Interest	$ 10,468	$ (420,649)	$ (151,506)	$ (1,083,797)
Basic and Diluted Income(Loss) Per Share:
Income(Loss) per share from Continuing Operations	$ 0.00	$ (0.00)	$ (0.00)	$ (0.00)
Income(Loss) Per Share	$ 0.00	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average Shares Outstanding - Basic and Diluted	325,653,281	289,389,488	320,718,798	284,871,028
See accompanying notes to unaudited consolidated financial statements.
5

mCig, Inc. and Subsidiaries Statements of Cash Flows (unaudited)
	For the Six Months Ended October 31,
	2016	2015
Cash Flows From Operating Activities:
Net (Loss)	$ (157,204)	$ (1,083,797)
Adjustments to Reconcile Net Loss to Net
Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	21,562	4,064
Common Stock Issued for Services	-	686,466
Amortization of Prepaid Stock Base Compensation	-	362,575
Decrease (Increase) in:
Accounts Receivable, Net	(32,294)	22,141
Receivable Other	-	(1,000)
Inventories	(27,201)	(11,037)
Prepaid Expenses and Other Current Assets	(225,000)	-
Accounts Payable, Accrued Expenses and Taxes Payable	21,367	246
Deferred Revenue	52,675	9,947
Total Adjustment to reconcile Net Income to Net Cash	(188,891)	1,073,402
Net Cash used In Operating Activities	(346,095)	(10,395)
Cash Flows From Investing Activities:
Increase (Decrease) in:
Net cash received from acquisition	(176,479)	-
Acquisition of property, plant and equipment	(5,066)	-
Acquisition of intangible assets	(277,536)	-
Net cash used in investing activities	(459,081)	-
Cash Flows From Financing Activities:
Borrowing from related party	317,684	-
Advances from Related Party	-	28,803
Preferred Stock	(100)	-
Common Stock	3,212	-
Treasury Stock	(500)	-
Additional Paid-In Capital	690,150	4,996
Net Cash Provided By (Used in) Financing Activities	1,010,446	33,799
Net Change in Cash	205,270	23,404
Cash at Beginning of Year	80,542	102,691
Cash at End of Period	$ 285,812	$ 126,095

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Non-cash Investing and Financing Activities:
Conversion of preferred stock to common stock	$ 1,000	$ -
Inventory received for forgiveness of debt	$ -	$ 2,460
Shares Issued for Acquisition of Vapolutions, Inc.	$ -	$ 67,500

See accompanying notes to unaudited consolidated financial statements.
6

MCIG, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Basis of Presentation

The accompanying unaudited financial statements of mCig, Inc., (the “Company”, “We”, “Our”), have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

The Company prepares its condensed financial statements in accordance with generally accepted accounting principles in the United States of America. The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three months and six months ended October 31, 2016 are not necessarily indicative of the results that may be expected for the year ending April 30, 2017. Notes to the unaudited interim condensed financial statements that would substantially duplicate the disclosures contained in the audited condensed financial statements for the year ended April 30, 2016 have been omitted; this report should be read in conjunction with the audited condensed financial statements and the footnotes thereto for the fiscal year ended April 30, 2016 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

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

Subsidiaries of the Company

The Company's current business operations are conducted through three subsidiaries; Scalable Solutions, LLC, VitaCig, Inc., and mCig Internet Sales, Inc.

VitaCig, Inc.

We distribute and wholesale the VitaCig product lines – affordable loose-leaf eCigs. Designed in the USA – with unique formulas, trade secrets, VitaCig provides a smoking experience by heating plant material, waxes, and oils delivering a smoother inhalation experience.

On June 22, 2016 the Company acquired the business operations from VitaCig, Inc., in exchange for 172,500,000 shares of stock of VitaCig, Inc., owned by the Company and $91,276, which was a drawdown of the outstanding balance owed by VitaCig, Inc., to the Company.

Scalable Solutions, LLC

Scalable Solutions, LLC was organized by the Company on March 6, 2016, provides construction services in the cultivation and growing industry. Scalable began operations in December 2015, but was not officially incorporated until March 2016. The Company owns 80% of Scalable. Zoha Development, LLC maintains an option to acquire 40% of Scalable for a nominal fee.

mCig Internet Sales, Inc.

On June 1, 2016, the Company incorporated mCig Internet Sales, Inc., (“mCig Internet”) in order to consolidate all online retail sales from various websites and to provide streamlining of administrative and documentation services, consolidation of inventories, and support economy of scale.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the wholly owned subsidiaries of mCig Internet Sales, Inc., and VitaCig, Inc., and the majority owned subsidiary of Scalable Solutions, LLC for the quarter ended October 31, 2016. Significant intercompany balances and transactions have been eliminated.

Inventory

Inventory consists of finished product, mCig products valued at the lower of cost or market valuation under the first-in, first-out method of costing.

	October 31, 2016	April 30, 2016
Finished goods	$34,469	$7,268
Total inventory	$34,469	$7,268

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

There are 38,532,412 shares in warrants and 16,000,000 shares in stock options in dilutive security as of October 31, 2016 and zero dilutive security or April 30, 2016.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had no deposits in excess of federally insured limits at October 31, 2016 and April 30, 2016.

Cost-Basis Investments

The Company’s non-marketable equity investment in Vapolution, Inc., is recorded using the cost-basis method of accounting, and is classified within other long-term assets on the accompanying balance sheet as permitted by FASB ASC 325, “Cost Method Investments”. During the three months ended October 31, 2016 there were no impairment losses.

On September 30, 2015, the Company issued 2,500,000 shares of common stock valued at $67,500 for the second half of the Vapolution investment.

The Company accounts for its approximately 8% ownership of Omni Health, Inc., (fka VitaCig, Inc.) as an  cost-basis investment. On October 31, 2016 the Company converted its Convertible Promissory Note into equity of Omni Health, Inc. As of October 31, 2016 and April 30, 2016, there is a net book value of $152,023 and 0, respectively of the ownership of Omni Health, Inc.

On June 22, 2016 the Company reduced its ownership of Omni Health, Inc., to 57,500,000 through a Separation and Transfer Agreement where the Company acquired the business operations of VitaCig in exchange for selling back to the treasury of Omni Health, Inc., 172,500,000 common shares. As a condition to the action, the Company’s shares are non-dilutive for a period of 12 months.

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. Management reviews mCig’s reserves at least quarterly to ensure that its accruals are adequate in meeting expected future warranty obligations, and the Company will adjust its estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that are recorded may be material.. As a result, the products that can be returned as a warranty replacement are extremely limited. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report for the quarter ended October 31, 2016. Based on these actual expenses, the warranty reserve, as estimated by management as of October 31, 2016 and April 30, 2016 were at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

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

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months and six months ended October 31, 2016 and 2015 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has suffered losses from operations and has an accumulated deficit, which raise substantial doubt about its ability to continue as a going concern.

Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is not dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations. The financial statements contain no adjustments for the outcome of this uncertainty.

9

Note 4. Notes Payable

On June 15, 2016, the Company issued a convertible promissory note in the amount of $25,000 for future legal work. The note is due on June 14, 2017 and bears interest at 10% per annum. The loan becomes convertible 180 days after date of the note. The loan can then be converted into shares of the Company’s common stock at a rate of 80% multiplied by the market price, which is the average of the closing price on the preceding five (5) trading days.  On October 3, 2016 the Company entered into agreement with the Note Holder to convert the promissory note into restricted common shares of the Company at market price and without interest.

Note 5. Property, Plant and Equipment

During the six months ended October 31, 2016 the company acquired equipment for its Rollies operation, a service whereby the company provides onsite packing services at dispensaries where marijuana cigarettes are sold.  The cost of the machine includes actual cost, transportation, travel for inspection and testing.  The following is a detail of equipment at October 31, 2016 and April 30, 2016:

	October 31, 2016	April 30, 2016
Office Furniture	$1,792	$1,792
Rollies Machine	5,066	-
Depreciation	(879)	(458)
Total Property and Equipment	$5,979	$1,334

Note 6. Intangible Assets: Intangible assets, net consisted of the following:

	October 31, 2016	April 30, 2016
Website Designs	$22,591	$22,591
Domains	247,500	-
VitaCig Intangibles	30,124	-
Total Intangible Assets	300,215	22,591
Less: Amortization	(43,244)	(22,103)
Current Intangible Assets	$256,971	$488

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

Information concerning the revenues and operating income (loss) for the three months and six months ended October 31, 2016 and 2015, and the identifiable assets for the segments in which the Company operates are shown in the following table:

For the Three Months Ended October 31, 2015	Construction	Internet Sales	Wholesale	Corporate	Total
Revenue	$ -	$ 132,833	$ 752,723	$ -	$ 885,556
Segment Income (Loss) from Operations	-	33,553	68,123	(522,325)	(420,649)
Total Assets	-	-	-	384,790	384,790
Capital Expenditures	-	-	-	-	-
Depreciation and Amortization	-	-	-	1,994	1,994

For the Three Months Ended October 31, 2016	Construction	Internet Sales	Wholesale	Corporate	Total
Revenue	$ 187,594	$ 83,820	$ 348,601	$ -	$ 620,015
Segment Income (Loss) from Operations	12,246	16,505	96,195	(114,478)	10,468
Total Assets	56,424	228,148	164,840	473,889	923,301
Capital Expenditures	-	-	24,456	152,023	176,479
Depreciation and Amortization	-	13,215	181	90	13,486

For the Six Months Ended October 31, 2015	Construction	Internet Sales	Wholesale	Corporate	Total
Revenue	$ -	$ 277,180	$ 977,469	$ -	$ 1,254,649
Segment Income (Loss) from Operations	-	83,747	144,873	(1,312,417)	(1,083,797)
Total Assets	-	-	-	411,248	411,248
Capital Expenditures	-	-	-	-	-
Depreciation and Amortization	-	-	-	4,064	4,064

For the Six Months Ended October 31, 2016	Construction	Internet Sales	Wholesale	Corporate	Total
Revenue	$ 249,862	$ 176,282	$ 448,573	$ -	$ 874,717
Segment Income (Loss) from Operations	(31,551)	32,560	110,977	(267,462)	(151,506)
Total Assets	56,424	228,148	164,840	473,889	923,301
Capital Expenditures	-	247,500	29,522	107,743	384,765
Depreciation and Amortization	-	20,623	271	668	21,562

Note 8. Non-GAAP Accounting and GAAP Reconciliation – Net Income and EBITDA

The Company reports all financial information required in accordance with generally accepted accounting principles (GAAP). The Company believes, however, that evaluating its ongoing operating results will be enhanced if it also discloses certain non-GAAP information because it is useful to understand MCIG’s performance that many investors believe may obscure MCIG’s ongoing operational results.

For example, MCIG uses non-GAAP net income (Adjusted Net Income), which excludes stock-based compensation, amortization of acquired intangible assets, impairment of intangible assets, costs from acquisitions, restructurings and other infrequently occurring  items, non-cash deferred tax provision and litigation and related settlement costs. MCIG uses EBITDA and Adjusted Net Income, which adjusts net income (loss) for amortization of intangible assets, impairment of intangible assets, stock-based compensation, costs related to acquisitions, restructuring and other infrequently occurring items, settlement of litigation, gains or losses on dispositions, pro forma adjustments to exclude lines of business that have been acquired during the periods presented, current cash tax provision, depreciation, and interest expense (income), net.

The company believes that excluding certain costs from Adjusted Net Income and EBITDA provides a meaningful indication to investors of the expected on-going operating performance of the company. Whenever MCIG uses such historical non-GAAP financial measures, it provides a reconciliation of historical non-GAAP financial measures to the most closely applicable GAAP financial measure. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these historical non-GAAP financial measures to their most directly comparable GAAP financial measure.

The following tables reflect the non-GAAP Consolidated Statements of Operations for the three month period and six months ending October 31, 2016 and October 31, 2015, respectively.

mCig, Inc.
and Subsidiaries
Adjusted Consolidated Statements of Operations
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015

Sales	$ 620,015	$ 885,556	$ 874,717	$ 1,254,649
Total Cost of Sales	399,864	783,880	581,265	1,026,029
Gross Profit	220,151	101,676	293,452	228,620
Selling, general, and administrative	57,914	163,830	85,436	602,206
Professional Fees	8,830	16,000	21,930	19,681
Consultant Fees	79,657	-	107,812	-
Depreciation	271	-	910	-
Total Operating Expenses	146,672	179,830	216,088	621,887
Income (Loss) From Operations	73,479	(78,154)	77,364	(393,267)
Other Income (Expense)	53,915	-	53,915	-
Net Income (Loss) Before Non-Controlling Interest	127,394	(78,154)	131,279	(393,267)
Income (Loss) Attributable to Non-Controlling Interest	3,061	-	(5,698)	-
Net Income (Loss) Attributable to Controlling Interest	$ 124,333	$ (78,154)	$ 136,977	$ (393,267)

11

The following tables is a reconciliation of the EBITDA and Adjusted Net Income (non-GAAP measures) to the Net Income with the GAAP Consolidated Statements of Operations for the three month period and six months ending October 31, 2016 and October 31, 2015, respectively.

	For period ending October 31,		Six Months ending October 31,
RECONCILIATION	2016	2015	2016	2015
Net Income (Loss)	$10,468	$(420,649)	$(151,509)	$(1,083,797)
Interest	(1,900)		(3,108)
Depreciation and Amortization	13,486	1,994	21,654	4,064
EBITDA	22,054	(418,655)	(132,963)	(1,079,733)

Adjustment for Non-Intangible Asset Depreciation	(271)	-	(910)	-
Stock Based Compensation	102,550	340,501	270,850	686,466
Adjusted Net Income	$124,333	$(78,154)	$136,977	$(393,267)

Note 9. Acquisitions

VitaCig, Inc.

On June 22 2016, the Company and VitaCig, Inc., entered into a Separation and Share Transfer Agreement whereby VitaCig transferred the assets and operations of the business of VitaCig, Inc., to Company in exchange for the return of 172,500,000 shares of VitaCig Common Stock to the treasury of VitaCig, Inc., and for a reduction of the amount owed to the Company in excess of $95,000.

The purchase price of VitaCig was $68,123.  The purchase price was derived from the amount of the reduction in Due from VitaCig in excess of $95,000.  In addition, the company returned 172,500,000 shares of VitaCig Common Stock which had no recorded net present value. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed, at the date of acquisition:

Current assets	$58,189
Inventory	26,607
Intangible assets (domain, website, trademark, trade secrets)	30,124
Total assets acquired	114,920

Current Liabilities	12,923
Deferred Revenue	31,874
Due to Related Party	2,000
Total liabilities assumed	46,797
Net assets acquired	$68,123

Gray Matter, LLC - Cherry Hemp Oil (CHO)

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

The purchase price of Gray Matter, LLC – Cherry Hemp Oil was $30,000.  The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed, at the date of acquisition:

Cash	$4,456
Inventory	3,545
Accounts Receivable	87
Intangible assets (Website)	24,457
Total assets acquired	32,545

Deferred Revenue	545
Due to Related Party	2,000
Total liabilities assumed	2,545
Net assets acquired	$30,000

12

In accordance with ASC 805-10-50, the Company is providing the following unaudited pro-forma to present a summary of the combined results of the Company’s consolidated operations with the acquisitions as if the acquisitions had been completed as of the beginning of the reporting period.

	For period ending October 31,		Six Months ending October 31,
CONSOLIDATED STATEMENT of OPERATIONS:	2016	2015	2016	2015
Sales	$631,722	$897,263	$1,261,837	$1,333,392
Cost of Sales	403,480	787,496	855,061	1,074,831
Gross Profit	228,242	109,767	406,776	258,561
Operating Expenses	337,633	597,521	758,749	1,429,695
(Loss) from Operations	(109,391)	(487,754)	(351,703)	(1,171,134)
Other Income / (Expense)	55,815	-	57,023	-
Net Loss Before Non-Controlling Interest	$(53,576)	$(487,754)	$(294,680)	$(1,171,134)
Loss Attributable to Non-Controlling Interest	(3,061)	-	(3,061)	-
Net Loss Attributable to Controlling Interest	(56,637)	(487,754)	(297,741)	(1,171,134)

Note 10. Related Parties and Related Party Transactions

On May 1, 2016 the Company entered into a Line of Credit Agreement for up to $100,000 with Paul Rosenberg, the Chairman and CEO.  The Company will utilize the Line of Credit as needed for day-to-day operations.  During this quarter the company utilized $10,908 under the Line of Credit Agreement. Currently the Company owes $35,081 on the Line of Credit.

On September 1, 2016 the Company entered into an employment agreement with Michael Hawkins, the Chief Financial Officer and an employment agreement with Paul Rosenberg, the Chief Executive Officer of the Company (“employees”).  Mr. Hawkins was the Interim Chief Financial Officer which agreement was scheduled to expire on September 6, 2016.  Mr. Rosenberg has been the CEO since inception and served without an agreement.  The terms of the Agreement are the same.  The agreements call for $156,000 per year base salary with a three year term. Only $3,000 per month guaranteed to be paid in cash, while the remainder ($10,000 per month) is booked as a note due, which may be converted into shares of the company at then current price per share.  The initial year’s conversion option was accrued upon entering into the agreement. The employees earn annual bonuses based upon gross sales, net profits, and annual increases in sales and profits. The Company and employees may elect to convert a portion of this salary into equity of the company.  In addition, each employee was issued a seven year warrant to acquire four percent (4%) of the Company Stock at the market price as of September 1, 2016 with 25% vested immediately and 25% on each subsequent year anniversary of employment.

On October 31, 2016 the company’s Chief Financial Officer, Michael Hawkins, exercised a Warrant purchasing 4,800,000 shares of common stock at the price of $0.025, totaling $120,000.  1,000,000 shares of the stock bought was issued to Carl G. Hawkins, the son of Michael Hawkins.

Note 11. Stockholders’ Equity

Common Stock

On June 7, 2016, the Company issued 2,941,176 shares of common stock for services and 7,500,000 shares of common stock in exchange for the purchase of three domain urls.  The common stock issued for services was recorded as Stock Based Compensation in the amount of $92,000.  The common stock issued for the purchase of the domain urls was recorded as an Intangible Asset in the amount of $247,500.

On June 30, 2016, the Company issued 865,854 shares of common stock for services and was recorded as Stock Based Compensation in the amount of $35,500.

On July 31, 2016, the Company issued 966,667 shares of common stock for services and was recorded as Stock Based Compensation in the amount of $34,800.

On August 15, 2016, the Company issued 882,353 shares of common stock for the acquisition of Cherry Hemp Oil in the amount of $30,000.

On August 31, 2016, the Company issued 1,067,241 shares of common stock for services and was recorded as Stock Based Compensation in the amount of $30,950.

On September 1, 2016, the Company issued 2,000,000 shares of common stock for services and was recorded as Stock Based Compensation in the amount of $58,000.

On September 30, 2016, the Company issued 400,000 shares of common stock for services and was recorded as Stock Based Compensation in the amount of $13,600.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock, at $0.0001 par value and 17,000,000 and 23,000,000 are issued and outstanding as of October 31, 2016 and April 30, 2016, respectively. Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock. All of the 23,000,000 shares of issued and outstanding preferred stock were granted to the Company’s Chief Executive Officer on September 23, 2013, which was valued at $2,300, the price of the common stock of $0.0001 exchanged in the transaction. On September 25, 2016 the Company’s CEO sold back to the Company 5,000,000 shares of Preferred Stock in exchange for $500 (par value). The Company’s CEO currently owns 16,000,000 shares of Series A Preferred on October 31, 2016.

On May 15, 2016, a shareholder elected to convert 400,000 shares of Series A Preferred Stock into 4,000,000 shares of common stock.

On June 8, 2016, Paul Rosenberg, the Company’s CEO and Chairman of the Board, converted 600,000 shares of Series A Preferred Stock into 6,000,000 shares of common stock.

Note 12 – Stock Option Plan

Under its Year 2016 Stock Option Plan (the “Plan”), the Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant.

Options granted under the Plan are exercisable at the exercise price of grant and, subject to termination of employment, expire three years from the date of issue, are not transferable other than on death, and vest in monthly installments commencing at various times from the date of grant.  As of October 31, 2016, the Company recorded compensation cost of $0 within operating expenses related to stock options granted in 2016. As at October 31, 2016 total compensation cost related to non-vested awards not yet recognized was $0.

The weighted average fair value at date of grant for options granted during fiscal 2016 is $0.034 per option. The fair value of each option at date of grant utilized the closing price of the stock on the date of issue.

A summary of the Company’s stock option plan as of October 31, 2016 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Options outstanding at beginning on period	-	$-

Granted	16,000,000	0.034
Forfeited	-	$-
Exercised	-	-
Options outstanding at October 31, 2016	16,000,000	$0.034

There are currently 34,000,000 unissued options under the 2016 Stock Option Plan. The following table summarizes information for stock options outstanding at October 31, 2016:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	@ 10/31/16	in years	Price	@ 10/31/16	Price

$0.034 - $0.034	16,000,000	2.92	$0.034	2,800,000	$0.034

Note 13.  Warrants

A total of 43,332,412 warrants were issued on September 1, 2016 to various individuals/entities. These warrants were issued as a condition of employment agreements with the CEO and CFO.  A total of 10,833,103 shares vest immediately with 10,833,103 vesting on the anniversary date for three years.  The conversion price of the warrants is at $0.025.

A summary of warrant activity for period ended October 31, 2016 is as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at April 30, 2016	-	$-

Exercised	4,800,000	$0.025
Granted	43,332,412	$0.025
Warrants outstanding at October 31, 2016	38,532,412	$0.025

Note 14. Subsequent Events

On November 1, 2016, the Company issued 1,582,388 shares of common stock to two individuals to settle outstanding claims against the Company.   The Company recorded the expense as settlement costs in the amount of $47,471.64.

On November 8, 2016 there was a purchase of 600,000 shares through the 2016 MCIG Stock Option Plan.

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

On November 8, 2016, as management predicted, eight of the nine states who had referendums for the legalization of marijuana, either for medical purposes and recreational use passed.  Management believes that due to these measure the marijuana industry will quadruple in size in a relatively short period of time.

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

Operating Results

Our operating results for the three months ended October 31, 2016 and 2015 are summarized as follows:

	For the Three Months Ended October 31,
	2016	2015
Revenue	$ 620,015	$ 885,556
Cost of Goods Sold	399,864	783,880
Gross Profit	220,151	101,676
Expenses	262,437	522,325
Net Loss from operations	(42,286)	(420,649)
Other income (expense)	55,815	-
Net Income (Loss)	13,529	(420,649)

Our operating results for the six months ended October 31, 2016 and 2015 are summarized as follows:

	For the Six Months Ended October 31,
	2016	2015
Revenue	$ 874,717	$ 1,254,649
Cost of Goods Sold	581,265	1,026,029
Gross Profit	293,452	228,620
Expenses	507,679	1,312,417
Net Loss from operations	(214,227)	(1,083,797)
Other income (expense)	57,023	-
Net loss	(157,204)	(1,083,797)

Adjusted Net Income Our adjusted operating results for the three months ended October 31, 2016 and 2015 are summarized as follows:

	For the Three Months Ended October 31,
	2016	2015
Revenue	$ 620,015	$ 888,556
Cost of Goods Sold	399,864	783,880
Gross Profit	220,151	101,676
Expenses	146,672	179,830
Net Loss from operations	73,479	(78,154)
Other income (expense)	53,915	-
Adjusted Net Income (Loss)	127,394	(78,154)

Our adjusted operating results for the six months ended October 31, 2016 and 2015 are summarized as follows:

	For the Six Months Ended October 31,
	2016	2015
Revenue	$ 874,717	$ 1,254,649
Cost of Goods Sold	581,265	1,026,029
Gross Profit	293,452	228,620
Expenses	216,088	621,887
Net Loss from operations	77,364	(393,267)
Other income (expense)	53,915	-
Adjusted Net Income (Loss)	131,279	(393,267)

16

Results of Operations

Three Months Ended October 31, 2016 Compared to Three Months Ended October 31, 2015

Revenue

Our revenue from continuing operations for the three months ended October 31, 2016 was $620,015 compared to $885,556, a decrease of $265,541 or approximately 30%, for the three months ended October 31, 2015.  This decrease is primarily due to the Company losing the distribution on its largest customer, which represented 50% of the sales for the quarter ending October 31, 2015.  Revenues consist primarily of results from the sales of the electronic vaporisers, the components for vaporisers and related accessories, our CBD Products and construction.

Cost of Goods Sold

Our cost of goods sold for the three months ended October 31, 2016 was $399,864 compared to $783,880 for the three months ended October 31, 2015. The decrease is primarily due to the decrease in sales.

Gross Profit

Our gross profit for the three months ended October 31, 2016 was $220,151 compared to $101,676 for the three months ended October 31, 2015. The gross profit of $220,151 for the three months ended October 31, 2016 represents approximately 35% as a percentage of total revenue. The gross profit of $101,676 for the three months ended October 31, 2015 represents approximately 11% as a percentage of total revenue. This increase in the gross profit is primarily attributed to the elimination of the largest customer whose margins were extremely small, while increasing sales to other clients with better margins.

Operating Expenses

Our operating expenses decreased by $259,888 to $262,437 for the three months ended October 31, 2016, from $522,325 for the three months ended October 31, 2015.

The decrease was primarily due to the decrease in professional fees of $7,170 and in selling, general and administrative expenses of $264,210, with an increase in amortization and depreciation of $11,492.

Our total operating expenses for the three months ended October 31, 2016 of $262,437 consisted of $57,914 of selling, general and administrative expenses, $8,830 of professional fees, $102,550 of stock based compensation, $79,657 in consulting fee, and $13,486 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Income/Loss

We generated a net income of $13,529 for the three months ended October 31, 2016, while we generated a net loss of $420,649 for the three months ending October 31, 2015, a net increase of $434,178. The net improvement in net income compared to the prior period’s net loss is primarily a result of the decrease in operating expenses of $259,888, an increase in gross profit of $118,475, the gain from conversion of convertible promissory note of $53,915, and an increase in interest income of $1,900.

Six Months Ended October 31, 2016 Compared to Six Months Ended October 31, 2015

Revenue

Our revenue from continuing operations for the six months ended October 31, 2016 was $874,717 compared to $1,254,649, a decrease of $379,932 or approximately 30%, for the six months ended October 31, 2015.  This decrease is primarily due to the Company losing the distribution on its largest customer, which represented 43% of the sales for the quarter ending October 31, 2015.  Excluding this customer revenue increased by 13% overall.

Cost of Goods Sold

Our cost of goods sold for the six months ended October 31, 2016 was $581,265 compared to $1,026,029 for the six months ended October 31, 2015. The decrease is primarily due to a decrease in sales.

Gross Profit

Our gross profit for the six months ended October 31, 2016 was $293,452 compared to $228,620 for the six months ended October 31, 2015. The gross profit of $293,452 for the six months ended October 31, 2016 represents approximately 33% as a percentage of total revenue. The gross profit of $228,620 for the six months ended October 31, 2015 represents approximately 18% as a percentage of total revenue. This increase in gross profit is primarily attributed the elimination of our largest customer with small profit margins and an increase in sales with a higher profit margin.

Operating Expenses

Our operating expenses decreased by $804,738 to $507,679 for the six months ended October 31, 2016, from $1,312,417 for the six months ended October 31, 2015.

The decrease was primarily due to the decrease in selling, general and administrative expenses of $1,203,236.  There was a decrease in professional fees of $2,249 and an increase in amortization and depreciation of $17,590.

Our total operating expenses for the six months ended October 31, 2016 of $507,682 consisted of $85,526 of selling, general and administrative expenses, $21,930 of professional fees, $270,850 of stock based compensation, $107,811 in consulting fees, and $21,562 of amortization and depreciation expenses. Our general and administrative expenses consist of professional fees, bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Loss

Our net loss decreased by $926,593 to $157,204 for the six months ended October 31, 2016 from $1,083,797 for the six months ending October 31, 2015. The decrease in net loss compared to the prior period is primarily a result of the decrease in operating expenses of $869,570 and the increase in gross profit of $64,832, the gain from conversion of convertible promissory note of $53,915, and an increase in interest income of $3,108.

Liquidity and Capital Resources

Introduction

During the six months ended October 31, 2016 we had a cash surplus of $149,844 in operating cash flows. Our cash on hand as of October 31, 2016 was $285,812. At October 31, 2016, the Company had a working capital surplus of $205,270.

Cash Requirements

We had cash available of $285,812 as of October 31, 2016.  Based on our revenues, cash on hand we believe that our operations are sufficient to fund operations through April 2017.

Sources and Uses of Cash

Operations

We had net cash used in continuing operating activities of $346,095 for the six months ended October 31, 2016, as compared to cash used of $10,395 for the six months ended October 31, 2015. This is due to the reclassification of stock-based compensation as a financing activity.

Net cash used by continuing operations consisted primarily of the net loss of $157,204 offset by non-cash expenses of $21,562 consisting of depreciation and amortization of intangible assets of $21,652. Additionally, changes in assets and liabilities consisted of decreases in accounts receivable of $32,294 and accounts payable of $21,367, which were partially offset by increases in inventory of $27,201, prepaid expenses of $225,000 and deferred revenue of $52,675.

Investments

We had net cash used in continuing investing activities was $459,081 and $0 for the six months ended October 31, 2016 and October 31, 2015, respectively.

Financing

We had net cash provided by continuing financing activities of $1,010,446 for the six months ended October 31, 2015, as compared to net cash provided of $33,799 for the six months ended October 31, 2015.  Our financing activities consisted primarily of $317,684 in borrowing from related parties and $690,150 in additional paid in capital.

Results of Adjusted Operations

Three Months Ended October 31, 2016 Compared to Three Months Ended October 31, 2015

Revenue

Our revenue from continuing operations for the three months ended October 31, 2016 was $620,015 compared to $885,556, a decrease of $265,541 or approximately 30%, for the three months ended October 31, 2015.  This decrease is primarily due to the Company losing the distribution on its largest customer, which represented 50% of the sales for the quarter ending October 31, 2015.  Revenues consist primarily of results from the sales of the electronic vaporisers, the components for vaporisers and related accessories, our CBD Products and construction.

Cost of Goods Sold

Our cost of goods sold for the three months ended October 31, 2016 was $399,864 compared to $783,880 for the three months ended October 31, 2015. The decrease is primarily due to the decrease in sales.

Gross Profit

Our gross profit for the three months ended October 31, 2016 was $220,151 compared to $101,676 for the three months ended October 31, 2015. The gross profit of $220,151 for the three months ended October 31, 2016 represents approximately 35% as a percentage of total revenue. The gross profit of $101,676 for the three months ended October 31, 2015 represents approximately 11% as a percentage of total revenue. This increase in the gross profit is primarily attributed to the elimination of the largest customer whose margins were extremely small, while increasing sales to other clients with better margins.

Adjusted Operating Expenses

Our adjusted operating expenses decreased by $33,518 to $146,672 for the three months ended October 31, 2016, from $179,830 for the three months ended October 31, 2015.

The decrease was primarily due to the decrease in professional fees of $7,170 and in selling, general and administrative expenses of $26256, with an increase in amortization and depreciation of $271.

Our total adjusted operating expenses for the three months ended October 31, 2016 of $146,672 consisted of $57,914 of selling, general and administrative expenses, $8,830 of professional fees, $79,657 in consulting fee, and $271 of depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Adjusted Net Income/Loss

We generated an adjusted net income of $124,333 for the three months ended October 31, 2016, while we generated a net loss of $78,154 for the three months ending October 31, 2015, a net increase of $202,487. The net improvement in net income compared to the prior period’s net loss is primarily a result of the decrease in operating expenses of $33,518, an increase in gross profit of $118,475, the gain from conversion of convertible promissory note of $53,915, and an increase in interest income of $1,900.

Six Months Ended October 31, 2016 Compared to Six Months Ended October 31, 2015

Revenue

Our revenue from continuing operations for the six months ended October 31, 2016 was $874,717 compared to $1,254,649, a decrease of $379,932 or approximately 30%, for the six months ended October 31, 2015.  This decrease is primarily due to the Company losing the distribution on its largest customer, which represented 43% of the sales for the quarter ending October 31, 2015.  Excluding this customer revenue increased by 13% overall.

Cost of Goods Sold

Our cost of goods sold for the six months ended October 31, 2016 was $581,265 compared to $1,026,029 for the six months ended October 31, 2015. The decrease is primarily due to a decrease in sales.

Gross Profit

Our gross profit for the six months ended October 31, 2016 was $293,452 compared to $228,620 for the six months ended October 31, 2015. The gross profit of $293,452 for the six months ended October 31, 2016 represents approximately 33% as a percentage of total revenue. The gross profit of $228,620 for the six months ended October 31, 2015 represents approximately 18% as a percentage of total revenue. This increase in gross profit is primarily attributed the elimination of our largest customer with small profit margins and an increase in sales with a higher profit margin.

Adjusted Operating Expenses

Our adjusted operating expenses decreased by $405,799 to $216,088 for the six months ended October 31, 2016, from $621,887 for the six months ended October 31, 2015.

The decrease was primarily due to the decrease in selling, general and administrative expenses of $408,958.  There was an increase in professional fees of $2,249 and an increase in amortization and depreciation of $921.

Our total adjusted operating expenses for the six months ended October 31, 2016 of $507,682 consisted of $85,436 of selling, general and administrative expenses, $21,930 of professional fees, $107,812 in consulting fees, and $921 in depreciation expenses. Our general and administrative expenses consist of professional fees, bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Adjusted Net Income/Loss

We generated an adjusted net income of $131,279 for the six months ended October 31, 2016, while we generated a net loss of $393,267 for the six months ending October 31, 2015, a net improvement of $524,546. The net improvement in net income compared to the prior period’s net loss is primarily a result of the decrease in operating expenses of $401,799 and the increase in gross profit of $64,832, the gain from conversion of convertible promissory note of $53,915, and an increase in interest income of $3,108.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months and six months ended October 31, 2016 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2016. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the three months ended October 31, 2016, the Company did not issue any shares of common stock.

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

mCig, Inc.

Dated: December 12, 2016		/s/ Paul Rosenberg
	By:	Paul Rosenberg
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: December 12, 2016		/s/ Michael W. Hawkins
	By:	Michael W. Hawkins
	Its:	Chief Financial Officer (Principal Financial Officer)

22