Form 10-Q/A
period 2016-01-31
mCig, Inc.
filed 2016-12-19
CIK 1525852

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

EXPLANATORY NOTE – AMENDMENT

mCig, Inc. (the “Company”) is filing this Amendment #1 on Form 10-Q/A (the Amendment”) to the Company’s quarter report on Form 10-Q for the period ended January 31, 2016 (the “Form 10-Q”), filed with the Securities and Exchange Commission on March 22, 2016 (the “Original Filing Date”), is solely for the purpose of furnishing Exhibit 101 – Interactive Data File (XBRL Exhibit) required by Rule 405 of Regulation S-T, which was not included with the Original Filing.

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
* Filed on March 22, 2016

2

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

mCig, Inc.

Dated: December 19, 2016		/s/ Paul Rosenberg
	By:	Paul Rosenberg
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: December 19, 2016		/s/ Michael W. Hawkins
	By:	Michael W. Hawkins
	Its:	Chief Financial Officer (Principal Financial Officer)