Form 10-K/A
period 2016-04-30
mCig, Inc.
filed 2016-12-19
CIK 1525852

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

EXPLANATORY NOTE – AMENDMENT

mCig, Inc. (the “Company”) is filing this Amendment #2 on Form 10-K/A (the Amendment”) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2016  (the “Form 10-K”), filed with the Securities and Exchange Commission on August 31, 2016 (the “Original Filing Date”), and the Form 10-K/A Amendment #1 filed with the Securities and Exchange Commission on November 25, 2016, solely for the purpose of furnishing Exhibit 101 – Interactive Data File (XBRL Exhibit) required by Rule 405 of Regulation S-T, which was not included with the Original Filing.

No other changes have been made to the Form 10-K and Form 10-K/A Amendment #1. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

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
* Incorporated by references to our Annual Report on Form 10-K, filed on August 31, 2016. **Filed on November 25, 2016
3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mCig Inc

	December 16, 2016	By: /s/ Paul Rosenberg
Paul Rosenberg
Chief Executive Officer (Principal Executive Officer)

	December 16, 2016	By: /s/ Michael W. Hawkins
Michael W. Hawkins
Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Paul Rosenberg	Chief Executive Officer	December 16, 2016
Paul Rosenberg	(Principal Executive Officer)

/s/ Michael W. Hawkins	Chief Operating Officer and Director	December 16, 2016
Michael W. Hawkins