Form 10-Q/A
period 2016-07-31
mCig, Inc.
filed 2016-12-19
CIK 1525852

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

EXPLANATORY NOTE – AMENDMENT

mCig, Inc. (the “Company”) is filing this Amendment #1 on Form 10-Q/A (the Amendment”) to the Company’s quarter report on Form 10-Q for the period ended July 31, 2016 (the “Form 10-Q”), filed with the Securities and Exchange Commission on September 28, 2016 (the “Original Filing Date”), is solely for the purpose of furnishing Exhibit 101 – Interactive Data File (XBRL Exhibit) required by Rule 405 of Regulation S-T, which was not included with the Original Filing.

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
* Filed on September 28, 2016

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