Form 10-Q
period 2017-01-31
mCig, Inc.
filed 2017-03-06
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[√]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2017

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
Yes [ ] No [√]
As of February 17, 2017, the Company had 348,385,509 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes [ ] No [√]

mCig, Inc.
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of January 31, 2017 (unaudited) and April 30, 2016	4
Condensed Consolidated Statements of Operations for the three months ended January 31, 2017 and 2016 and the nine months ended January 31, 2017 and 2016 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2017 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	25
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	26
SIGNATURES	28
2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2016. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended January 31, 2017 are not necessarily indicative of the results that can be expected for the year ending April 30, 2017.

mCig, Inc.
and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	January 31,	April 30,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$ 420,488	$ 80,542
Accounts Receivable, Net	573,179	6,120
Inventory	72,182	7,268
Prepaid Expenses	193,840	-
Total Current Assets	1,259,689	93,930
Property, Plant and Equipment, Net	7,262	1,334
Due From Related Party	-	186,276
Cost Basis Investment	336,487	67,500
Intangible Assets, Net	248,221	488
Total Assets	$ 1,851,659	$ 349,528

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$ 46,343	$ 45,385
Due to Shareholder	150,511	24,173
Deferred Revenue	90,858	6,502
Total Current Liabilities	287,712	76,060
Total Liabilities	287,712	76,060
Stockholders' Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;	1,705	2,300
	17,050,000 and 23,000,000 shares issued and outstanding, as
of January 31, 2017 and April 30, 2016, respectively.
Common Stock, $0.0001 par value, voting; 560,000,000 shares	34,839	30,631
authorized; 348,385,509 and 306,314,216 shares issued, and
outstanding, as of January 31, 2017 and April 30, 2016, respectively.
Treasury stock	(680,500)
Additional Paid In Capital	8,195,996	6,916,635
Accumulated Deficit	(5,959,514)	(6,658,558)
Total Stockholders' Equity	1,592,526	291,008
Non-Controlling Interest	(28,579)	(17,540)
Total Equity	1,563,947	273,468
Total Liabilities and Stockholders' Equity	$ 1,851,659	$ 349,528

See accompanying notes to unaudited consolidated financial statements.
4

mCig, Inc.
and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016

Sales	$ 1,362,689	$ 249,641	$ 2,237,405	$ 1,504,290
Total Cost of Sales	1,074,459	164,565	1,655,692	1,190,594
Gross Profit	288,230	85,076	581,713	313,696
Selling, general, and administrative	67,360	124,197	160,965	1,412,869
Professional Fees	6,240	7,045	20,030	26,726
Stock based compensation	(91,203)	-	179,647	-
Consultant Fees	101,169	-	208,980	-
Amortization and Depreciation	13,486	1,994	35,140	6,058
Total Operating Expenses	97,052	133,236	604,762	1,445,653
Income (Loss) From Operations	191,178	(48,160)	(23,049)	(1,131,957)
Other Income (Expense)	654,033	-	711,054	-
Net Income (Loss) Before Non-Controlling Interest	845,211	(48,160)	688,005	(1,131,957)
Loss Attributable to Non-Controlling Interest	(5,341)	-	(11,039)	-
Net Income (Loss) Attributable to Controlling Interest	$ 850,552	$ (48,160)	$ 699,044	$ (1,131,957)
Basic and Diluted (Loss) Per Share:
Income(Loss) per share from Continuing Operations	$ 0.00	$ (0.00)	$ 0.00	$ (0.00)
Income(Loss) Per Share	$ 0.00	$ (0.00)	$ 0.00	$ (0.00)
Weighted Average Shares Outstanding - Basic and Diluted	342,035,457	300,631,768	331,114,006	290,124,608
See accompanying notes to unaudited consolidated financial statements.
5

mCig, Inc.
and Subsidiaries
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended January 31,
	2017	2016
Cash Flows From Operating Activities:
Net (Loss)	$ 688,005	$ (1,083,797)
Adjustments to Reconcile Net Loss to Net
Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	35,140	4,064
Common Stock Issued for Services	-	686,466
Amortization of Prepaid Stock Base Compensation	-	362,575
Decrease (Increase) in:
Accounts Receivable, Net	(567,060)	22,141
Receivable Other	-	(1,000)
Inventories	(64,914)	(11,037)
Prepaid Expenses and Other Current Assets	(193,840)	-
Accounts Payable, Accrued Expenses and Taxes Payable	958	246
Deferred Revenue	84,355	9,947
Total Adjustment to reconcile Net Income to Net Cash	(705,361)	1,073,402
Net Cash Provided In Operating Activities	(17,356)	(10,395)
Cash Flows From Investing Activities:
Increase (Decrease) in:
Net cash received from acquisition	(152,023)	-
Acquisition of property, plant and equipment	(6,621)	-
Acquisition of intangible assets	(27,584)	-
Net cash received in investing activities	(186,228)	-
Cash Flows From Financing Activities:
Borrowing from related party	(59,937)	-
Advances from Related Party	992	28,803
Net Proceeds from Issuance of Stock	602,475	4,996
Net Cash Provided By (Used in) Financing Activities	543,530	33,799
Net Change in Cash	339,946	23,404
Cash at Beginning of Year	80,542	102,691
Cash at End of Period	$ 420,488	$ 126,095
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Non-cash Investing and Financing Activities:
Purchase of Domains and Websites	$ 248,893	$ -
Purchase of CHO Brand and Intellectual Properties	$ 53,276	$ -
Settlement of Vapolution, Net	$ (26,959)	$ -
Purchase of Agri-Contractors	$ 160,008	$ -
Conversion of preferred stock to common stock	$ 1,000	$ -
Inventory received for forgiveness of debt	$ -	$ 2,460
Shares Issued for Acquisition of Vapolutions, Inc.	$ -	$ 67,500

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

Operating results for the three months and six months ended January 31, 2017 are not necessarily indicative of the results that may be expected for the year ending April 30, 2017. Notes to the unaudited interim condensed financial statements that would substantially duplicate the disclosures contained in the audited condensed financial statements for the year ended April 30, 2016 have been omitted; this report should be read in conjunction with the audited condensed financial statements and the footnotes thereto for the fiscal year ended April 30, 2016 included within the Company’s Form 10-K as filed with the Securities and Exchange Commission.

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

In FY 2016 the Company expanded its products and services to include construction management.  On November 18, 2016 the Company acquired Agri-Contractors, LLC adding consulting services to its construction operations.  The Company continues to look at strategic acquisitions and product and service developments for future growth.

Subsidiaries of the Company

The Company's current business operations are conducted through its subsidiaries; Grow Contractors, Inc., Vapolution, Inc., Scalable Solutions, LLC (which was closed on December 31, 2016), VitaCig, Inc., and mCig Internet Sales, Inc.

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

Scalable Solutions, LLC

Scalable Solutions, LLC was organized by the Company on March 6, 2016, provides construction services in the cultivation and growing industry.  Scalable began operations in December 2015, but was not officially incorporated until March 2016.  The Company owns 80% of Scalable.  Zoha Development, LLC maintains an option to acquire 40% of Scalable for a nominal fee.  On December 31, 2016 the Company discontinued the operations of Scalable Solutions, LLC.

mCig Internet Sales, Inc.

On June 1, 2016, the Company incorporated mCig Internet Sales, Inc., (“mCig Internet”) in order to consolidate all online retail sales from various websites and to provide streamlining of administrative and documentation services, consolidation of inventories, and support economy of scale.

 Vapolution, Inc.

The Company’s non-marketable equity investment in Vapolution, Inc., was recorded using the cost-basis method of accounting, and was classified within other long-term assets on the accompanying balance sheet as permitted by FASB ASC 325, “Cost Method Investments”.

On January 17, 2016 the Company entered into an agreement with the former owners and current managers of Vapolution, Inc., whereby the Company received 1,700,000 shares of mCig, Inc., stock ending the cost basis investment in Vapolution, Inc., As part of the settlement, the Company took control of the Vapolution bank account and inventory.  The Company operates the Vapolution, Inc., business under its e-Cig Segment. (See Cost-Basis Investments)

Grow Contractors Inc.

The Company incorporated Grow Contractors Inc., on December 5, 2016.  Grow Contractors Inc., operates the construction and consulting segment.  On November 18, 2016 Grow Contractors Inc., purchased Agri-Contractors, LLC.  Agri-Contractors, LLC will be absorbed by Grow Contractors Inc., over a period of time yet to be determined.

Agri-Contractors, LLC

Grow Contractors Inc., acquired Agri-Contractors, LLC on November 18, 2016.  Agri-Contractors, LLC provides consulting services to grow facilities, production companies, and dispensaries servicing the cannabis medical and recreational markets.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the wholly owned subsidiaries of mCig Internet Sales, Inc., VitaCig, Inc., Vapolution, Inc., (from January 24-31, 2017), Agri-Contractors, LLC (from November 18 – January 31, 2017), Grow Contractors Inc., and the majority owned subsidiary of Scalable Solutions, LLC for the quarter ended January 31, 2017. Significant intercompany balances and transactions have been eliminated.

Inventory

Inventory consists of finished product, mCig products valued at the lower of cost or market valuation under the first-in, first-out method of costing.

	January 31, 2017	April 30, 2016
Finished goods	$72,182	$7,268
Total inventory	$72,182	$7,268
8

Accounts Receivable

The Company’s accounts receivable is primarily from its vendor tasked with accepting all credit card payments for purchases from its customers, and are held in escrow for potential chargebacks, and are reported at the amount due from the vendor.  While the Company expects these receivables to be fully collectible it has created an allowance for doubtful accounts for the period. The Company did not report any accounts receivable from any of its retail customers.

The Company maintains a subscription receivable of $320,828 for the exercise of warrants and options.  The funds were received and recorded prior to the filing of this report and as such are incorporated in the balance sheet statement.  A complete breakdown of the accounts receivable by company is as follows:

	January 31, 2017	April 30, 2016
mCig, Inc.	$320,827	$ 6,140
Grow Contractors	252,352	-
Total Accounts Receivable	$573,179	$ 6,140

Intangible Assets

The Company’s intangible assets consist primarily of certain website development costs and domain urls, and are amortized over their useful life.

Basic and Diluted Net Income (Loss) Per Share

The Company follows ASC Topic 260 to account for earnings per share.  Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the three months and nine months respectively.  Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.  During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

There are 32,499,310 shares in warrants that have not yet vested and as such carry no dilutive value to outstanding shares computation.  There are 4,900,000 shares in stock options in dilutive security as of January 31, 2017 with 9,900,000 shares in options that have not yet vested and as such carry no dilutive value to outstanding shares computation.  There was zero dilutive security on April 30, 2016.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had no deposits in excess of federally insured limits at January 31, 2017 and April 30, 2016.

Cost-Basis Investments

Vapolution, Inc.

The Company’s non-marketable equity investment in Vapolution, Inc., was recorded using the cost-basis method of accounting, and was classified within other long-term assets on the accompanying balance sheet as permitted by FASB ASC 325, “Cost Method Investments”. During the three months ended January 31, 2017 the Company liquidated its cost-basis investment in Vapolution.  On January 17, 2017 the Company entered into a settlement agreement with the previous owners of Vapolution, Inc., whereby they returned to the Company 1,700,000 shares of MCIG common stock, $961 in cash, and $40,541 in inventory.  An accounting of the transaction is as follows:

VAPOLUTION, INC.
Total Investment	$692,500
FY 2015 Impairment Recorded	625,000
Cost Basis Investment at Liquidation	67,500
Cash	961
Inventory	40,541
MCIG Stock	680,000
Other Income	$654,002

Omni Health, Inc.

The Company accounts for its approximately 8% ownership of Omni Health, Inc., (fka VitaCig, Inc.) as a cost-basis investment.  During FY 2014 the Company spun-off VitaCig, Inc., (now Omni Health, Inc) into a publicly traded company and sold all its assets associated with VitaCig.  At that time, the Company discontinued its VitaCig operation and wrote-off the value of its stock in VitaCig, Inc., giving it a cost basis of $0.

On June 22, 2016 the Company reduced its ownership of Omni Health, Inc., to 57,500,000 through a Separation and Transfer Agreement where the Company acquired the business operations of VitaCig in exchange for selling back to the treasury of Omni Health, Inc., 172,500,000 common shares.  As a condition to the action, the Company’s shares were non-dilutive for a period of 12 months, and the accounting of the investment was converted from an equity basis method of accounting to a cost basis method of accounting.

On October 31, 2016 the Company converted its promissory note into common shares of  Omni Health, Inc., as per the conversion option under the Promissory Note.  The Company was issued 17,677,058, giving the Company a cost basis of $152,023.

As of January 31, 2017 and April 30, 2016, there is a net book value of $152,023 and 0, respectively of the ownership of Omni Health, Inc.

The fair market value of the Company’s ownership of Omni Health, Inc., was $3,608,499 on January 31, 2016 and $1,587,000 on April 30, 2016.  In accordance with GAAP the Company has not recorded the increase in fair market value of the investment.

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. Management reviews mCig’s reserves at least quarterly to ensure that its accruals are adequate in meeting expected future warranty obligations, and the Company will adjust its estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that are recorded may be material.. As a result, the products that can be returned as a warranty replacement are extremely limited. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report for the quarter ended January 31, 2017. Based on these actual expenses, the warranty reserve, as estimated by management as of January 31, 2017 and April 30, 2016 were at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

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

Segment	Subsidiary
Construction and Consulting	Scalable Solutions, Inc. Grow Contractors, Inc. Agri-Contractors, LLC
CBD	mCig Internet Sales, Inc.
e-Cig	VitaCig, Inc. Vapolution, Inc.

Prior to this quarter the Company segments consisted of i) construction, ii) retail, and iii) wholesale.  The Company has determined the segments are best identified and more meaningful to its investors and shareholders to be reported as listed above.  A reconciliation of this change is recorded under Note 7, Business Segments.

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the three months ended January 31, 2017 and 2016 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue and grow operations in the next twelve months. Management has devoted a significant amount of time in the raising of capital from additional debt and equity financing. However, the Company’s ability to continue as a going concern is dependent upon raising additional funds through debt and equity financing and generating revenue. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations. The financial statements contain no adjustments for the outcome of this uncertainty.

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

Note 5. Property, Plant and Equipment

During the six months ended January 31, 2017 the company acquired equipment for its Rollies operation, a service whereby the company provides onsite packing services at dispensaries where marijuana cigarettes are sold.  The cost of the machine includes actual cost, transportation, travel for inspection and testing.  The following is a detail of equipment at January 31, 2017 and April 30, 2016:

PROPERTY, PLANT AND EQUIPMENT
	January 31, 2017	April 30, 2016
Office Furniture	$1,792	$1,792
Rollies Machine	5,066	-
Computer Equipment	1,544	-
Accumulated Depreciation	(1,150)	(458)
Total Property and Equipment	$7,252	$1,334

Note 6. Intangible Assets Intangible assets, net amortization over five years for domain names and three years for websites, consisted of the following:

	January 31, 2017	April 30, 2016
Website Designs	$25,984	$1,792
Domains	247,500	-
VitaCig Brand	28,820	-
Trademarks	2,468	-
Less: Amortization	(56,551)	(22,103)
Current Intangible Assets	$248,221	$(20,311)

Note 7. Business Segments

This summary reflects the Company's current segments, as described below.

Corporate

The parent company provides overall management and corporate reporting functions for the entire organization.

Construction and Consulting

We develop, design, engineer, and construct modular buildings and green houses with unique and proprietary elements that assist cannabis growers in the market.  Each modular building is uniquely designed for each customer.  The Company began construction on its first contract in April 2016.  We will continue to expand our offering in the construction and modular facilities in multiple facets as the industry continues to seek better and improved ways of production.  In November 2016 the Company expanded its services by providing consulting services to grow facilities, production companies, and dispensaries.

E-Cig

The Company produces and sales via websites (retail) and wholesale contracts electronic cigarettes (E-Cig) under the VitaCig brand name.

CBD

The Company sales retail CBD products through its brand name VitaCBD.  In addition, the Company wholesales raw CBD through its CHO brand.  The Company offers various other labeled products through its CBD Wholesale website.

Prior to this quarter, the Company segments consisted of construction, retail, and wholesale.  Company management determined that the current segments better reflect the true operations of the business and provide more meaningful analysis for its shareholders and investors.

Information concerning the revenues and operating income (loss) for the three months and nine months ended January 31, 2017 and 2016, and the identifiable assets for the segments in which the Company operates are shown in the following table:

For the Three Months Ended January 31, 2016	Construction	e-Cig	CBD	Corporate	Total

Revenue	$ -	$ -	$ 249,641	$ -	$ 249,641
Segment Income (Loss) from Operations	-	-	85,076	(133,236)	(48,160)
Total Assets	-	-	107,608	255,480	363,088
Capital Expenditures	-	-	-	-	-
Depreciation and Amortization	-	-	1,994	-	1,994

For the Three Months Ended January 31, 2017	Construction	e-Cig	CBD	Corporate	Total
Revenue	$ 1,090,982	$ 137,838	$ 133,869	$ -	$ 1,362,689
Segment Income (Loss) from Operations	234,597	(29,727)	5,182	640,500	850,552
Total Assets	169,018	143,670	49,332	1,489,541	1,851,561
Capital Expenditures	3,554	59,327	-	246,105	308,986
Depreciation and Amortization	-	181	13,215	90	13,486

For the Nine Months Ended January 31, 2016	Construction	e-Cig	CBD	Corporate	Total

Revenue	$ -	$ -	$1,504,290	$ -	$ 1,504,290
Segment Income(Loss) from Operations	-	-	313,696	(1,445,653)	(1,131,957)
Total Assets	-	-	107,608	255,480	363,088
Capital Expenditures	-	-	-	-	-
Depreciation and Amortization	-	-	6,058	-	6,058

For the Nine Months Ended January 31, 2017	Construction	e-Cig	CBD	Corporate	Total
Revenue	$ 1,340,844	$ 586,027	$ 310,534	$ -	$ 2,237,405
Segment Income from Operations	211,806	81,436	40,657	365,145	699,044
Total Assets	169,018	143,670	49,332	1,489,541	1,851,561
Capital Expenditures	3,554	59,327	-	246,105	308,986
Depreciation and Amortization	-	362	33,928	758	35,048

12

Restatement of segments for the three months and six months ending October 31, 2016 and 2015 concerning the revenues and operating income (loss) of the Company, and the identifiable assets for the segments in which the Company operates are shown in the following table:

For the Three Months Ended October 31, 2015	Construction	e-Cig	CBD	Corporate	Total

Revenue	$ -	$ -	$ 885,556	$ -	$ 885,556
Segment Income (Loss) from Operations	-	-	101,676	(522,325)	(420,649)
Total Assets	-	-	-	384,790	384,790
Capital Expenditures	-	-	-	-	-
Depreciation and Amortization	-	-	-	1,994	1,994

For the Three Months Ended October 31, 2016	Construction	e-Cig	CBD	Corporate	Total
Revenue	$ 187,594	$ 279,849	$ 152,572	$ -	$ 620,015
Segment Income (Loss) from Operations	12,246	68,563	44,137	(114,478)	10,468
Total Assets	56,424	153,637	239,351	473,889	923,301
Capital Expenditures	-	-	24,456	152,023	176,479
Depreciation and Amortization	-	181	13,215	90	13,486

For the Six Months Ended October 31, 2015	Construction	e-Cig	CBD	Corporate	Total
Revenue	$ -	$ -	$ 1,254,649	$ -	$ 1,254,649
Segment Income (Loss) from Operations	-	-	228,620	(1,312,417)	(1,083,797)
Total Assets	-	-	-	411,248	411,248
Capital Expenditures	-	-	-	-	-
Depreciation and Amortization	-	-	-	4,064	4,064

For the Six Months Ended October 31, 2016	Construction	e-Cig	CBD	Corporate	Total
Revenue	$ 249,862	$ 403,676	$ 221,179	$ -	$ 874,717
Segment Income (Loss) from Operations	(31,551)	98,528	48,979	(267,462)	(151,506)
Total Assets	56,424	153,637	239,351	473,889	923,301
Capital Expenditures	-	-	277,022	107,743	384,765
Depreciation and Amortization	-	181	20,713	668	21,562

Restatement of segments for the three months ending July 31, 2016 and 2015 concerning the revenues and operating income (loss) of the Company, and the identifiable assets for the segments in which the Company operates are shown in the following table:

For the Three Months Ended July 31, 2015	Construction	e-Cig	CBD	Corporate	Total
Revenue	$ -	$ -	$ 369,093	$ -	$ 369,093
Segment Income (Loss) from Operations	-	-	100,855	(763,983)	(663,128)
Total Assets	-	-	-	384,790	384,790
Capital Expenditures	-	-	-	-	-
Depreciation and Amortization	-	-	-	2,070	2,070

For the Three Months Ended July 31, 2016	Construction	e-Cig	CBD	Corporate	Total
Revenue	$ 62,268	$ 123,827	$ 71,707	$ -	$ 257,802
Segment Income (Loss) from Operations	(43,797)	29,095	1,742	(152,984)	(165,944)
Total Assets	78,455	-	405,762	239,765	723,982
Capital Expenditures	-	-	252,566	(44,280)	208,286
Depreciation and Amortization	-	-	7,590	578	8,168

13

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

The following tables reflect the non-GAAP Consolidated Statements of Operations for the three month period and nine months ending January 31, 2017 and January 31, 2016, respectively.

mCig, Inc.
and Subsidiaries
Adjusted Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016

Sales	$ 1,362,689	$ 249,641	$ 2,237,405	$ 1,504,290
Total Cost of Sales	1,074,459	164,565	1,655,692	1,190,594
Gross Profit	288,230	85,076	581,713	313,696
Selling, general, and administrative	67,360	124,197	160,965	314,838
Professional Fees	6,240	7,045	20,030	26,726
Consultant Fees	101,169	-	208,980	-
Depreciation	271	-	1,181	-
Total Operating Expenses	175,040	131,242	391,156	341,564
Income (Loss) From Operations	113,190	(46,166)	190,557	(27,868)
Other Income (Expense)	-	-	53,915	-
Net Income (Loss) Before Non-Controlling Interest	113,190	(46,166)	244,472	(27,868)
Loss Attributable to Non-Controlling Interest	(5,241)	-	(14,100)	-
Net Loss Attributable to Controlling Interest	$ 118,531	$ (46,166)	$ 258,572	$ (27,868)
Basic and Diluted (Loss) Per Share:
Income(Loss) per share from Continuing Operations	$ 0.00	$ (0.00)	$ 0.00	$ (0.00)
Income(Loss) Per Share	$ 0.00	$ (0.00)	$ 0.00	$ (0.00)
Weighted Average Shares Outstanding - Basic and Diluted	330,759,250	300,631,768	325,340,992	290,124,608
See accompanying notes to unaudited consolidated financial statements. 14

The following tables is a reconciliation of the EBITDA and Adjusted Net Income (non-GAAP measures) to the Net Income with the GAAP Consolidated Statements of Operations for the three month period and nine months ending January 31, 2017 and January 31, 2016, respectively.

	For period ending January 31,		Nine Months ending January 31,
CONSOLIDATED STATEMENT of OPERATIONS:	2017	2,016	2017	2016
Net Income (Loss)	$850,552	$(48,160)	$699,044	$(1,131,957)
Interest	-		(1,009)
Depreciation and Amortization	13,486	1,994	35,140	6,058
EBITDA	864,038	(46,166)	733,175	(1,125,899)

Adjustment for Non-Intangible Asset Depreciation	(271)	-	(1,181)	-
Stock Based Compensation	(91,203)	48,991	200,424	1,098,031
Settlement on Investment	(654,033)	-	(654,033)	-
Adjusted Net Income	$118,531	$2,825	$278,385	$(27,868)

Note 9. Acquisitions

VitaCig, Inc.

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

Agri-Contractors, LLC

On November 1, 2016 the Company entered into an Asset Purchase Agreement with Agri-Contractors, LLC.  The Agreement was consummated on November 18, 2016.  The Company acquired all intellectual property in exchange for $160,000 in common stock. As a condition to this acquisition, the Company entered into a Consulting Agreement with Robert Kressa II, who became the President, mCig Construction and Consulting Division.

The purchase price of Agri-Contractors, LLC was $160,000.  The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed, at the date of acquisition:

AGRI-CONTRACTORS GROUP, LLC PURCHASE
Cash	$(8)
Intangible assets (Website, Brand)	160,008
Total assets acquired	160,000
Total liabilities assumed	0
Net assets acquired	$160,000

In accordance with ASC 805-10-50, the Company is providing the following unaudited pro-forma to present a summary of the combined results of the Company’s consolidated operations with the acquisitions as if the acquisitions had been completed as of the beginning of the reporting period.

	For period ending January 31,		Nine Months ending January 31,
CONSOLIDATED STATEMENT of OPERATIONS:	2017	2016	2017	2016
Sales	$1,401,799	$409,028	$2,355,258	$1,841,296
Cost of Sales	1,112,932	241,618	1,741,247	1,348,796
Gross Profit	289,867	167,410	614,011	492,500
Operating Expenses	122,729	202,623	747,717	1,599,406
Income (Loss) from Operations	167,138	(35,213)	(133,706)	(1,106,906)
Other Income / (Expense)	654,033	-	655,241	-
Net Income (Loss) Before Non-Controlling Interest	$821,171	$(35,213)	$521,535	$(1,106,906)
(Loss) Attributable to Non-Controlling Interest	(5,341)	-	(11,039)	-
Net Income (Loss) Attributable to Controlling Interest	815,830	(35,213)	510,496	(1,106,906)

Note 10. Related Parties and Related Party Transactions

On May 1, 2016 the Company entered into a Line of Credit Agreement for up to $100,000 with Paul Rosenberg, the Chairman and CEO.  The Company will utilize the Line of Credit as needed for day-to-day operations.  During this quarter the company utilized $3,100 under the Line of Credit Agreement and reduced it by $7,670. Currently the Company owes $30,511 on the Line of Credit.

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

On January 23, 2017 the company’s Chief Financial Officer, Michael Hawkins, exercised a Warrant purchasing 616,551 shares of common stock at the price of $0.025, totaling $15,414.

On January 31, 2017 the company sold 25,000 shares of Series A Preferred Stock to Paul Rosenberg, the company’s Chief Executive Officer, at $4.00 per share for a total purchase price of $100,000. In addition, the company granted Mr. Rosenberg a five year warrant to purchase 250,000 shares of common stock at $0.75 per share.

On January 31, 2017 the company sold 25,000 shares of Series A Preferred Stock to Epic Industry Corp., a wholly owned company by Michael Hawkins, the company’s Chief Financial Officer, at $4.00 per share for a total purchase price of $100,000. In addition, the company granted Epic Industry Corp. a five year warrant to purchase 250,000 shares of common stock at $0.75 per share.

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

On January 17, 2017 the Company returned to treasury 1,700,000 shares of common stock under a settlement agreement with the previous owners of Vapolution, Inc.

On January 31, 2017, in settlement of services provided, the Company cancelled 2,560,336 shares of common stock by two shareholders who obtained the stock as stock based compensation.  The company recorded a reduction of stock based compensation based upon the issue price (cost basis), not market price.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock, at $0.0001 par value and 17,000,000 and 23,000,000 are issued and outstanding as of January 31, 2017 and April 30, 2016, respectively. Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock. All of the 23,000,000 shares of issued and outstanding preferred stock were granted to the Company’s Chief Executive Officer on September 23, 2013, which was valued at $2,300, the price of the common stock of $0.0001 exchanged in the transaction. On September 25, 2016 the Company’s CEO sold back to the Company 5,000,000 shares of Preferred Stock in exchange for $500 (par value). The Company’s CEO currently owns 16,000,000 shares of Series A Preferred on July 31, 2016. On two separate occasions, the CEO transferred a total 1,500,000 preferred shares to two parties (1,100,000 shares to one party and 400,000 to another party).

On May 15, 2016, a shareholder elected to convert 400,000 shares of Series A Preferred Stock into 4,000,000 shares of common stock.

On June 8, 2016, Paul Rosenberg, the Company’s CEO and Chairman of the Board, converted 600,000 shares of Series A Preferred Stock into 6,000,000 shares of common stock.

The Company’s CEO currently owns 16,100,000 shares of Series A Preferred as of January 31, 2017.  Subsequently to this quarter the CEO cancelled an additional 2,000,000 shares of preferred stock.

NOTE 12 – Stock Option Plan

Under its Year 2016 Stock Option Plan (the “Plan”), the Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant.

Options granted under the Plan are exercisable at the exercise price of grant and, subject to termination of employment, expire three years from the date of issue, are not transferable other than on death, and vest in monthly installments commencing at various times from the date of grant.  As of January 31, 2017, the Company recorded compensation cost of $0 within operating expenses related to stock options granted in 2016. As of January 31, 2017 total compensation cost related to non-vested awards not yet recognized was $0.

The weighted average fair value at date of grant for options granted during fiscal 2016 is $0.043 per option. The fair value of each option at date of grant utilized the closing price of the stock on the date of issue.

A summary of the Company’s stock option plan as of January 31, 2017 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Options outstanding at beginning on period	16,000,000	$0.034

Granted	5,200,000	0.107
Forfeited	-	-
Exercised	6,600,000	0.046
Options outstanding at January 31, 2017	14,400,000	$0.063

There are currently 28,800,000 unissued options under the 2016 Stock Option Plan. 18

The following table summarizes information for stock options outstanding at January 31, 2017:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	@ 11/31/17	in years	Price	@ 1/31/17	Price

$0.034 - $0.107	14,400,000	2.92	$0.063	4,900,000	$0.034

Note 13.  Warrants

A total of 43,332,412 warrants were issued on September 1, 2016 to various individuals/entities. These warrants were issued as a condition of employment agreements with the CEO and CFO.  A total of 10,833,103 shares vest immediately with 10,833,103 vesting on the anniversary date for three years.  The conversion price of the warrants is at $0.025.

A summary of warrant activity for period ended January 31, 2017 is as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at April 30, 2016	-	$-

Exercised	10,833,102	$0.025
Granted	43,332,412	$0.025
Warrants outstanding at January 31, 2017	32,499,310	$0.025

Note 14. Subsequent Events

On February 20, 2017 the Company entered into a binding Letter of Intent with CBJ Distributing, LLC, a Nevada limited liability company.  Under terms of the agreement the Company received an option to acquire up to 80% of equity interest in CBJ Distributing, LLC until June 30, 2018.  The Company will incubate the business and provide inventory financing.  The Company issued the owners of CBJ Distributing, LLC options to acquire up to one million shares of the Company stock based upon certain vesting criteria.

On February 10, 2017 the CEO cancelled an additional 2,000,000 shares of preferred stock.  The CEO currently owns 14,100,000 of Series A Preferred Stock.

On January 30, 2017 the Company entered into a Purchase Agreement with Stony Hill Corp to sell to VitaCBD, LLC, a subsidiary of Stony Hill Corp, the VitaCBD brand in exchange for $850,000 in cash and stock of Stony Hill Corp. Under the terms of the Purchase Agreement the Company obtained 20% of VitaCBD, LLC.  On February 23, 2017 the Company closed the transaction with Stony Hill.

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

(1) the decriminalization and legalization of marijuana for medicinal or recreational purposes - legalizing medicinal and recreational marijuana usage is steadily on the rise not only domestically but also internationally. Marijuana has been decriminalized in over twenty countries, in over five continents. The following chart was created by the National Organization for the Reform of Marijuana Laws and depicts the status (2016) of each state in the decriminalization and legalization of marijuana prior to the November 8, 2016 elections.

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

Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.

Operating Results

Our operating results for the three months and nine months ended January 31, 2017 and 2016 are summarized as follows:

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2017	2016	2017	2016
Revenue	$1,362,689	$249,641	$2,237,405	$1,504,290
Cost of Goods Sold	1,074,459	164,565	1,655,692	1,190,594
Gross Profit	288,230	85,076	581,713	313,696
Expenses	97,052	133,236	604,762	1,445,653
Net Income (Loss) from operations	191,178	(48,160)	(23,249)	(1,131,957)
Other income (expense)	654,033	-	711,054	-
Net Income (Loss)	$845,211	$(48,160)	$668,005	$(1,131,957)

Adjusted Net Income Our adjusted operating results for the three months and nine months ended January 31, 2017 and 2016 are summarized as follows:

ADJUSTED NET INCOME
	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2017	2016	2017	2016
Revenue	$1,362,689	$249,641	$2,237,405	$1,504,290
Cost of Goods Sold	1,074,459	164,565	1,655,692	1,190,594
Gross Profit	288,230	85,076	581,713	313,696
Expenses	175,040	131,242	391,156	341,564
Net Income (Loss) from operations	113,190	(46,166)	190,557	(27,868)
Other income (expense)	-	-	53,915	-
Net Income (Loss)	$113,190	$(46,166)	$244,472	$(27,868)

Results of Operations

Three Months Ended January 31, 2017 Compared to Three Months Ended January 31, 2016

Revenue

 Our revenue from continuing operations for the three months ended January 31, 2017 was $1,362,689 compared to $249,641, an increase of $1,113,048,541 or approximately 545%, for the three months ended January 31, 2016.  This increase is primarily due to the increase in the construction segment.  Revenues consist primarily of results the sales of the electronic vaporisers, the components for vaporisers and related accessories, our CBD Products, construction and consulting services.

Cost of Goods Sold

Our cost of goods sold for the three months ended January 31, 2017 was $1,074,459 compared to $164,565 for the three months ended January 31, 2016. The increase is primarily due to the increase in sales.

Gross Profit

Our gross profit for the three months ended January 31, 2017 was $288,230 compared to $85,076 for the three months ended January 31, 2016. The gross profit of $288,230 for the three months ended January 31, 2017 represents approximately 21% as a percentage of total revenue. The gross profit of $85,076 for the three months ended January 31, 2016 represents approximately 23% as a percentage of total revenue. This increase in the gross profit is primarily attributed to the increase in sales.

Operating Expenses

Our operating expenses decreased by $36,184 to $97,052 for the three months ended January 31, 2017, from $133,236 for the three months ended January 31, 2016.

The decrease was primarily due to the decrease in professional fees of $805, stock based compensation of $91,203 and in selling, general and administrative expenses of $56,837, with an increase in consulting fees of $101,169 and amortization and depreciation of $11,492.

Our total operating expenses for the three months ended January 31, 2017 of $97,052 consisted of $67,360 of selling, general and administrative expenses, $6,240 of professional fees, a credit of $91,203 to stock based compensation, $101,169 in consulting fee, and $13,486 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Income/Loss

We generated a net income from operations of $191,178 for the three months ended January 31, 2017, while we generated a net loss of $48,160 for the three months ending January 31, 2016, a net increase of $239,338. The net improvement in net income compared to the prior period’s net loss is primarily a result of the decrease in operating expenses of $36,184, and an increase in gross profit of $203,154.

Nine Months Ended January 31, 2017 Compared to Nine Months Ended January 31, 2016

Revenue

Our revenue from continuing operations for the nine months ended January 31, 2017 was $2,237,405 compared to $1,504,290, an increase of $733,115 or approximately 33%, for the nine months ended January 31, 2016.  This increase is primarily due to the construction division.

Cost of Goods Sold

Our cost of goods sold for the nine months ended January 31, 2017 was $1,655,692 compared to $1,190,394 for the nine months ended January 31, 2016. The increase is primarily due to the increase in sales.

Gross Profit

Our gross profit for the nine months ended January 31, 2017 was $581,713 compared to $313,696 for the nine months ended January 31, 2016. The gross profit of $581,713 for the nine months ended January 31, 2017 represents approximately 26% as a percentage of total revenue. The gross profit of $313,696 for the nine months ended January 31, 2016 represents approximately 21% as a percentage of total revenue. This increase in the gross profit is primarily attributed to the increase in sales.

Operating Expenses

Our operating expenses decreased by $840,891 to $604,762 for the nine months ended January 31, 2017, from $1,445,653 for the nine months ended January 31, 2016.

The decrease was primarily due to the decrease in selling, general and administrative expenses of $1,251,904.  There was an increase in professional fees of $6,696, an increase in stock based compensation of $179,647, consulting fee of $208,980, and in amortization and depreciation of $28,082.

Our total operating expenses for the nine months ended January 31, 2017 of $604,762 consisted of $160,965 of selling, general and administrative expenses, $20,030 of professional fees, $179,647 of stock based compensation, $208,980 in consulting fees, and $35,120 of amortization and depreciation expenses. Our general and administrative expenses consist of professional fees, bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Loss from Operations

Our net loss from operations decreased by $1,108,908 to $23,049 for the nine months ended January 31, 2017 from $1,131,957 for the nine months ending January 31, 2016. The decrease in net loss compared to the prior period is primarily a result of the decrease in operating expenses of $840,891 and the increase in gross profit of $268,017.

Liquidity and Capital Resources

Introduction

During the nine months ended January 31, 2017 we used $17,356 in operating cash flows. Our cash on hand as of January 31, 2017 was $420,488. At January 31, 2016, the Company had a working capital surplus of $339,946.

Cash Requirements

We had cash available of $420,488 as of January 31, 2017.  Based on our revenues, cash on hand we believe that our operations are sufficient to fund operations through April 2017.

Sources and Uses of Cash

Operations

We had net cash used in continuing operating activities of $17,356 for the nine months ended January 31, 2017, as compared to cash used of $10,395 for the nine months ended January 31, 2016.

Net cash used by continuing operations consisted primarily of the net income of $688,005 offset by non-cash expenses of $35,140 consisting of depreciation and amortization of intangible assets of $35,140. Additionally, changes in assets and liabilities consisted of increases in accounts receivable of $567,060, and decrease in accounts payable of $958 which were partially offset by increases in inventory of $64,914, prepaid expenses of $193,840, and deferred revenue of $84,355.

Investments

We had net cash used in continuing investing activities of $186,228 and $0 for the six months ended January 31, 2017 and January 31, 2016, respectively.

Financing

We had net cash provided by continuing financing activities of $543,530 for the nine months ended January 31, 2017, as compared to net cash provided of $28,803 for the nine months ended January 31, 2016.  Our financing activities consisted primarily of $58,945 in borrowing from related parties and $602,475 generated from net gains of stock issued.

Results of Adjusted Operations

Three Months Ended January 31, 2017 Compared to Three Months Ended January 31, 2016

Revenue

Our revenue from continuing operations for the three months ended January 31, 2017 was $1,362,689 compared to $249,641, an increase of $1,113,048 or approximately 33%, for the nine months ended January 31, 2016.  This increase is primarily due to the construction division.

Cost of Goods Sold

Our cost of goods sold for the three months ended January 31, 2017 was $1,074,459 compared to $164,565 for the three months ended January 31, 2016. The increase is primarily due to the increase in sales.

Gross Profit

Our gross profit for the three months ended January 31, 2017 was $288,230 compared to $85,076 for the three months ended January 31, 2016. The gross profit of $288,230 for the three months ended January 31, 2017 represents approximately 21% as a percentage of total revenue. The gross profit of $85,076 for the three months ended January 31, 2016 represents approximately 34% as a percentage of total revenue. This increase in the gross profit is primarily attributed to the increase in sales.

Adjusted Operating Expenses

Our adjusted operating expenses increased by $43,798 to $175,040 for the three months ended January 31, 2017, from $131,242 for the three months ended January 31, 2016.

The increase was primarily due to the decrease in professional fees of $805, and in selling, general and administrative expenses of $56,837, with an increase in consulting fees of $101,169 and amortization and depreciation of $271.

Our total operating expenses for the three months ended January 31, 2017 of $175,040 consisted of $67,360 of selling, general and administrative expenses, $6,240 of professional fees, $101,169 in consulting fee, and $271 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Adjusted Net Income/Loss

We generated a net income from operations of $113,190 for the three months ended January 31, 2017, while we generated a net loss of $46,166 for the three months ending January 31, 2016, a net increase of $159,356. The net improvement in net income compared to the prior period’s net loss is primarily a result of the increase in operating expenses of $43,798, and an increase in gross profit of $203,154.

Nine Months Ended January 31, 2017 Compared to Nine Months Ended October 31, 2015

Revenue

Our revenue from continuing operations for the nine months ended January 31, 2017 was $2,237,405 compared to $1,504,290, an increase of $733,115 or approximately 33%, for the nine months ended January 31, 2016.  This increase is primarily due to the construction division.

Cost of Goods Sold

Our cost of goods sold for the nine months ended January 31, 2017 was $1,655,692 compared to $1,190,394 for the nine months ended January 31, 2016. The increase is primarily due to the increase in sales.

Gross Profit

Our gross profit for the nine months ended January 31, 2017 was $581,713 compared to $313,696 for the nine months ended January 31, 2016. The gross profit of $581,713 for the nine months ended January 31, 2017 represents approximately 26% as a percentage of total revenue. The gross profit of $313,696 for the nine months ended January 31, 2016 represents approximately 21% as a percentage of total revenue. This increase in the gross profit is primarily attributed to the increase in sales.

Adjusted Operating Expenses

Our operating expenses increased by $49,592 to $391,156 for the nine months ended January 31, 2017, from $341,564 for the nine months ended January 31, 2016.

The decrease was primarily due to the decrease in selling, general and administrative expenses of $153,873 and professional fees of $6,696.  This was offset by increases in, consulting fees of $208,980 and in amortization and depreciation of $1,181.

Our total operating expenses for the nine months ended January 31, 2017 of $391,156 consisted of $160,965 of selling, general and administrative expenses, $20,030 of professional fees, $208,980 in consulting fees, and $1,181 of amortization and depreciation expenses. Our general and administrative expenses consist of professional fees, bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Adjusted Net Income/Loss

We generated an adjusted net income of $190,557 for the nine months ended January 31, 2017, while we generated a net loss of $27,868 for the nine months ending January 31, 2016, a net improvement of $218,425. The net improvement in net income compared to the prior period’s net loss is primarily a result of the increase in operating expenses of $49,592 and the increase in gross profit of $268,017.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months ended October 31, 2016 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended January 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the three months ended January 31, 2017, the Company did not issue any shares of common stock.

Item 3. Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

Item 4. Mine Safety Disclosures

There have been no events that are required to be reported under this Item.

Item 5. Other Information

There have been no events that are required to be reported under this Item.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	* Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	* Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
26

101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith.
27

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

mCig, Inc.

Dated: March 6, 2017		/s/ Paul Rosenberg
	By:	Paul Rosenberg
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: March 6, 2017		/s/ Michael W. Hawkins
	By:	Michael W. Hawkins
	Its:	Chief Financial Officer (Principal Financial Officer)

28