Form 10-K
period 2017-04-30
mCig, Inc.
filed 2017-08-28
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2017

Commission file number: 333-175941

MCIG, INC.

(Exact name of registrant as specified in its charter)

NEVADA	27-4439285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 Highland Drive, Unit 13B, Las Vegas, NV	89109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	570-778-6459
2831 St. Rose Parkway, Suite 200, Henderson, NV 89052
(Former name, former address and formal fiscal year, if changed since last report)
Securities registered under Section 12(b) of the Act:
None
Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

(Title of class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes   ☐ No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Yes   ☐ No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer   ☐ Accelerated Filer  ☐ Non-accelerated Filer  ☐ Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $44,925,109. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding    386,094,258

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended April 30, 2017).

TABLE OF CONTENTS
		Page
PART I
Item 1.	Business	5
Item 1.A.	Risk Factors	18
Item 1.B.	Unresolved Staff Comments	32
Item 2.	Properties	32
Item 3.	Legal Proceedings	32
Item 4.	Mine Safety Disclosures	32
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33
Item 6.	Selected Financial Data	34
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	38
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data	39
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	71
Item 9A.	Controls and Procedures	71
Item 9B.	Other Information	73
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	74
Item 11.	Executive Compensation	76
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	77
Item 13.	Certain Relationships and Related Transactions, and Director Independence	79
Item 14.	Principal Accounting Fees and Services	79
PART IV
Item 15.	Exhibits, Financial Statement Schedules	80
Signatures
Exhibit
3

FORWARD LOOKING STATEMENTS

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

OTHER INFORMATION

Unless specifically set forth to the contrary, when used in this report, the terms “mCig, Inc.”, “mCig”, “we”, “our”, the “Company” and similar terms refer to mCig, Inc., a Nevada corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2016” refers to the year ended April 30, 2016, and “2017” refers to the year ended April 30, 2017.

PART I

Item 1.  Business

HISTORY AND BACKGROUND

We were incorporated in the State of Nevada on December 30, 2010 originally under the name Lifetech Industries, Inc. All agreements related to the Lifetech business were terminated and closed as of April 30, 2014.  Effective August 2, 2013, the name was changed from "Lifetech Industries, Inc." to "mCig, Inc."  The Company’s common stock is traded under the symbol “MCIG.”  The Company is based in Las Vegas, Nevada.

mCig acts as a holding company that currently operates the following subsidiaries:

Corporate Organizational Chart: This chart reflects the corporate structure of mCig, Inc., at the end of the fiscal year, April 30, 2017, and is not reflective of the company’s ownership of other entities throughout the year.  For further information on the company’s subsidiaries and segments refer to Item 1, Description of Segments and Item 1, Description of Subsidiaries

In 2017 we began tracking income through segments. The company tracks its services and products through five segments and corporate.

•	Construction and Consulting
•	CBD
•	Vaporizers
•	Media
•	Supplies
•	Corporate

The Company, through its subsidiaries operates under the following business activities for financial reporting purposes:

NAICS CODE	DESCRIPTION
541511	Web (i.e.) page design services, custom
561422	Order taking for clients over the Internet
454111	Internet retail sales sites and Business to Customer retail sales Internet sites
519130	Internet entertainment sites
454112	Internet auctions, retail
519140	Entertainment sites, Internet
541512	Computer hardware consulting services or consultants
518210	Web hosting
517919	VoIP service provider, using client-supplied telecommunications connections
541618	Other Management Consulting Services
236220	Commercial and Institutional Building Construction
541990	Construction – All Other Professional, Scientific, and Technical Services
541611	Administrative Management and General Management Consulting Services

5

GENERAL OVERVIEW

Originally, we were formed to open and operate a full service day spa in Montrose, California.  In October 2013 we repositioned ourselves as a technology company focused on two long-term secular trends sweeping the globe: (1) The decriminalization and legalization of marijuana for medicinal or recreational purposes; and, (2) the adoption of electronic vaporizing cigarettes (commonly known as “eCigs”).

The Company initially earned revenue through wholesale and retail sales of electronic cigarettes, vaporizers, and accessories in the United States. It offered electronic cigarettes and related products through its online store at www.mcig.org, as well as through the company’s wholesale, distributor, and retail programs. We expanded operations to include the VitaCig brand in 2014.

In 2015 we began offering hemp based cannabinoid (“CBD”) products through various websites.

In 2016 the Company expanded its products and services to include construction.

In 2017 we added consulting services in the cannabis industry.  In addition, we launched a social media platform, 420Cloud, in the cannabis markets.

The Company continues to look at strategic acquisitions and product and service developments for future growth.  We are currently incubating a cannabis supply company.

During this fiscal year, we operated the following websites (which are not incorporated as part of this Form 10K report):

•	www.mcig.org
•	www.vitacig.org
•	www.chillcbdoil.com
•	www.vitacbd.com
•	www.vapolution.com
•	www.420cloud.com
•	www.growcontractors.com
•	www.420jobsearch.com
•	www.cbd.biz
•	www.cherryhempoil.com

MARIJUANA INDUSTRY OVERVIEW

As of April 2017, there are a total of 28 states, plus the District of Columbia, with legislation passed as it relates to medicinal cannabis. These state laws are in direct conflict with the United States Federal Controlled Substances Act (21 U.S.C. § 811) (“CSA”), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug, which is viewed as having a high potential for abuse, has no currently-accepted use for medical treatment in the U.S., and lacks acceptable safety for use under medical supervision.

These 28 states, and the District of Columbia, have adopted laws that exempt patients who use medicinal cannabis under a physician’s supervision from state criminal penalties. These are collectively referred to as the states that have de-criminalized medicinal cannabis, although there is a subtle difference between de-criminalization and legalization, and each state’s laws are different.

The states that have legalized medicinal cannabis are as follows (in alphabetical order):

1. Alaska	11. Maine	21. New York
2. Arizona	12. Maryland	22. North Dakota
3. Arkansas	13. Massachusetts	23. Ohio
4. California	14. Michigan	24. Oregon
5. Colorado	15. Minnesota	25. Pennsylvania
6. Connecticut	16. Montana	26. Rhode Island
7. Delaware	17. Nevada	27. Vermont
8. Florida	18. New Hampshire	28. Washington
9. Hawaii	19. New Jersey
10. Illinois	20. New Mexico

Medical cannabis decriminalization is generally referred to as the removal of all criminal penalties for the private possession and use of cannabis by adults, including cultivation for personal use and casual, nonprofit transfers of small amounts. Legalization is generally referred to as the development of a legally controlled market for cannabis, where consumers purchase from a safe, legal, and regulated source.

The dichotomy between federal and state laws has also limited the access to banking and other financial services by marijuana businesses. Recently the U.S. Department of Justice and the U.S. Department of Treasury issued guidance for banks considering conducting business with marijuana dispensaries in states where those businesses are legal, pursuant to which banks must now file a Marijuana Limited Suspicious Activity Report that states the marijuana business is following the government’s guidelines with regard to revenue that is generated exclusively from legal sales. However, since the same guidance noted that banks could still face prosecution if they provide financial services to marijuana businesses, it has led to the widespread refusal of the banking industry to offer banking services to marijuana businesses operating within state and local laws.

In November 2016, California and Nevada voters both approved marijuana use for adults over the age of 21 without a doctor’s prescription or recommendation, so called recreational marijuana, and permitted the cultivation and sale of marijuana, in each case subject to certain limitations. We intend to seek to obtain the necessary permits and licenses to expand our existing business to cultivate and distribute marijuana in compliance with these laws, although there is no guarantee that we will be successful in doing so. Despite the changes in state laws, marijuana remains illegal under federal law.

In November 2016, California voters approved Proposition 64, which is also known as the Adult Use of Marijuana Act (“the AUMA”), in a ballot initiative. Among other things, the AUMA makes it legal for adults over the age of 21 to use marijuana and to possess up to 28.5 grams of marijuana flowers and 8 grams of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, the AUMA establishes a licensing system for businesses to, among other things, cultivate, process and distribute marijuana products under certain conditions. Many of the provisions of the AUMA do not become effective until January 1, 2018 and the California Bureau of Marijuana Control is expected to enact regulations to implement the AUMA by that date.

Nevada voters approved Question 2 in a ballot initiative in November 2016. Among other things, Question 2 makes it legal for adults over the age of 21 to use marijuana and to possess up to one ounce of marijuana flowers and one-eighth of an ounce of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, Question 2 authorizes businesses to cultivate, process and distribute marijuana products under certain conditions. The Nevada Department of Taxation has indicated that it will enact regulations to implement Question 2 by the summer of 2017.

In an effort to provide guidance to federal law enforcement, the Department of Justice (the “DOJ”) has issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013. Each memorandum provides that the DOJ is committed to the enforcement of the Controlled Substances Act (the “CSA”), but, the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way.

The August 29, 2013 memorandum provides updated guidance to federal prosecutors concerning marijuana enforcement in light of state laws legalizing medical and recreational marijuana possession in small amounts. The memorandum sets forth certain enforcement priorities that are important to the federal government:

•	Distribution of marijuana to children;
•	Revenue from the sale of marijuana going to criminals;
•	Diversion of medical marijuana from states where it is legal to states where it is not;
•	Using state authorized marijuana activity as a pretext of other illegal drug activity;
•	Preventing violence in the cultivation and distribution of marijuana;
•	Preventing drugged driving;
•	Growing marijuana on federal property; and
•	Preventing possession or use of marijuana on federal property.

The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits.

Furthermore, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent certain states, including Nevada and California, from implementing their own laws that authorized the use, distribution, possession, or cultivation of medical marijuana. This prohibition is currently in place until April 28, 2017.

We are monitoring the Trump administration’s, the DOJ’s and Congress’ positions on federal marijuana law and policy. Based on public statements and reports, we understand that certain aspects of those laws and policies are currently under review, but no official changes have been announced. It is possible that certain changes to existing laws or policies could have a negative effect on our business and results of operations.

E-CIG INDUSTRY OVERVIEW

The global e-cigarette market is poised to grow over $47 billion by 2025 at a double digit CAGR from 2015 to 2025.

United States

In the United States, in 2016, the Food and Drug Administration (“FDA”) finalized a rule extending the regulatory authority to cover all tobacco products, including vaporizers, vape pens, hookah pens, electronic cigarettes (E-Cigarettes), e-pipes, and all other Electronic Nicotine Delivery Systems (“ENDS”). FDA now regulates the manufacture, import, packaging, labeling, advertising, promotion, sale, and distribution of ENDS. This includes components and parts of ENDS, but excludes accessories.

Under the new guidance, any company that make, modify, mix, manufacture, fabricate, assemble, process, label, repack, relabel, or import any tobacco product is considered a tobacco product manufacturer.  Importers of finished tobacco products may be distributors and manufacturers of tobacco products.  Importers who do not own or operate a domestic establishment engaged in the manufacture, preparation, compounding or processing of a tobacco product are not required to register their establishment or provide product listing. However, they must comply with all other applicable tobacco product manufacturer requirements.

Under these guidelines, we currently have an obligation to comply with the requirements for our VitaCig18 brand.  Should we elect to continue to sell our nicotine based product, the company must comply with the following timeline requirements:

•     Register and submit lists of products, including labeling and advertisements by June 30, 2017

•        Submit quantities of harmful and potentially harmful constituents by August 8, 2019

•     Include required warning statements on packages and advertisements. "WARNING: This product contains nicotine. Nicotine is an addictive chemical."

•        Submit ingredients list by February 8, 2018

•        Submit tobacco health documents  and premarket application for new products to stay on market by August 8, 2017

Recent statements by FDA have begun to clear up the U.S. federal agency’s position on nicotine free e-liquids and synthetic nicotine.  According to court statements made by the FDA, some devices that truly contain no nicotine (or only synthetic nicotine) may not be subject to the deeming regulations, depending on the circumstances in which they are likely to be used.  Some disposable, closed-system devices with zero-nicotine or synthetic nicotine e-liquids may also escape regulation as tobacco products if they meet certain further criteria. However, even if products currently fall outside the scope of the deeming rule, the FDA could choose to regulate them later.

A majority of our products fall into this category and we believe are exempt from the new FDA guidelines.

International

The international markets have been largely driven by a flurry of activities including Mergers and Acquisitions, Patent Warfare, and increasing customization in products among others. Moreover, the emergence of Vape shops is increasingly engaging more users through their wide variety of products and better assistance while shopping the desired products. However, the government's proposals to levy hefty taxes on e-cigarettes are emerging as a key challenge for the market. Also, compatibility issues and the unregulated manufacturing process in China are yet other restraining factors in the e-cigarette market.

While North America, with U.S. leading the way will dominate the market throughout the forecast period, APAC will be growing at the fastest CAGR, accounting for more than 27% of the global e-cigarette market value by 2025. Significant revenue flow will be observed in China and India.

Tobacco consortiums, recently established vaping associations and regulatory bodies have a significant role to play in the global e-cigarette industry since the future growth of the market largely depends on the regulatory framework. The implementation of the Tobacco Product Directive (TPD) by the European Union (EU) is by far the most controversial directive and has taken effect from May 2016. Following the regulations, the companies are expected to bring about drastic changes in their marketing and distribution strategies, which might affect the market growth through the forecast period.

More than 95% of our e-cig sales are international sales.

CANNABIDIOL (CBD) INDUSTRY OVERVIEW

Cannabidiol (CBD) is the part of the cannabis plant that doesn't get you “high” like the THC side of the plant. It is typically used for health reasons instead of for recreational purposes. The CBD products are either derived from industrial hemp plants or marijuana plants.  It is estimated that the CBD market will grow to a $2.1 billion market in consumer sales by 2020 with $450 million of those sales coming from hemp-based sources. That's a 700% increase from 2016.  In 2015, the market for consumer sales of hemp-derived CBD products was $90 million, plus another $112 million in marijuana-derived CBD products which were sold through dispensaries – bringing a total CBD market to $202 million last year.

In  addition to  the  28  states and the District of Columbia which have legalized cannabis products, 15 additional states have legalized CBD products.  Many hemp based CBD products are sold in every state believing they are not subject to the law.  MCIG concurs and operates under this belief.

The US  government  approach  towards  CBD  is  confusing,  at  best.  The Federal government is unclear as to oversight of these products.  CBD  is specifically defined under the Controlled Substances Act (“CSA”), however, the Drug Enforcement Agency (“DEA”) believes it is a Schedule 1 controlled substance.   The Courts have ruled against the DEA in this assumption.  The Industrial Hemp Farming Act of 2015 would amend the CSA to exclude hemp, and thus hemp-based CBD.

Historically, the DEA has made persistent efforts to regulate hemp products. In 2001, DEA issued an Interpretive Rule attempting to ban all hemp seed and hempseed oil food products that contained even minuscule, insignificant amounts of residual THC. The Hemp Industries Association immediately filed suit to stop the enforcement of this rule, which resulted in what became known as the “Hemp Food Rules Challenge.”  Ultimately, the subsequent ruling made by the Ninth Circuit issued serendipitously on February 6, 2004, found that the DEA had not followed necessary scheduling procedures to add non-psychoactive hemp to the list of Schedule I controlled substances; and additionally, that Congress clearly did not intend that hemp be prohibited by the Controlled Substance Act when it adopted language from the 1937 Marijuana Tax Act to define the drug ‘marijuana.’

In December of 2016, the DEA in conjunction with the North Dakota Department of Agriculture (NDDA) indicated that shipment of hemp products made from hemp grown under the state’s hemp pilot program and Congress’ Agricultural Act of 2014 (Farm Bill), would require a permit from the DEA, as the hemp protein powder and hempseed oil food items were subject to DEA regulation.

It is believed that the DEA’s actions violate the clear Congressional intent of not only of the Farm Bill, which defines industrial hemp as distinct from ‘marijuana’ and legalizes its cultivation and processing under licensing programs in place in 31 states; but also further violate the Consolidated Appropriations Act of 2016, which specifically prohibited federal authorities from using funds to obstruct the “transportation, processing, sale, or use of industrial hemp…within or outside the State in which the industrial hemp is grown or cultivated.” Hence, the DEA may not require lawfully licensed hemp farmers or manufacturers in the U.S. to register for a permit to engage in interstate commerce of industrial hemp products.

To further cloud the market, the FDA has placed restrictions on claims made by CBD manufacturers and issued staunch warning for those who claim to provide product with health cures without proper documentation and clinical studies.  As such, CBD products are intentionally light on details which make it difficult for consumers to know what to buy.

DESCRIPTION OF SEGMENTS

Our segment net revenue and contributions to consolidated net revenue for each of the last two fiscal years were as follows:

Business Segments
	Total Revenue		Percentage of Total Revenue
	Year Ended April 30,		Year Ended April 30,
	2017	2016	2017	2016
Consulting and Construction	$2,327,144	$51,870	48.7%	3.0%
CBD	1,260,081	1,671,551	26.4%	97.0%
Vaporizers	775,747	-	16.2%	0.0%
Media	-	-	0.0%	0.0%
Supplies	68,652	-	1.4%	0.0%
Corporate	345,448	-	7.2%	0.0%
Total	$4,777,072	$1,723,421	100.0%	100.0%

Construction and Consulting Segment

We develop, design, engineer, and construct modular buildings and green houses with unique and proprietary elements that assist cannabis and herbal growers in the market.  Each modular building is uniquely designed for each customer.  The Company began construction on its first contract in April 2016.  In fiscal year 2016.

We expanded our services to include consulting upon the acquisition of Agri-Contractors, LLC in Nov 2016.  Our consulting services include:

9

Creation	Development	Operations
Application Assistance	Application Support	Grow Training
Business Structure & Registration	Facility Layout & Design	Cultivation Methods
Business Plan	Equipment Selection	Retail Training
Market Research	Construction Management	Vendor Relations
Financial Modeling & Forecasting	Merchandising	Compliance Audits
Branding	Process Creation	Staffing Services
Investor Relations	Policies & Procedures
Team Development

CBD Segment

We provide wholesale and retail CBD products through multiple websites.  We sale our own private label – VitaCBD, and we sale other brands through contractual arrangements.

Vaporizer Segment

We manufacture, distribute, and retail the eCigs and the Vapolution vaporizers. Our ecigs are infused with vitamins.

The Company manufactures and  retails home-use vaporizers. Through VitaCig, Inc., a Florida Company, a wholly owned subsidiary, the Company is engaged in the manufacturing and retailing of a nicotine-free eCig that delivers a water-vapor mixed with vitamins and natural flavors.

Media Segment

In 2017 we acquired a social platform which launched on April 20, 2017 as 420cloud, designed specifically for the cannabis industry.  In addition, we acquired multiple other programs we will be rolling out in the near future.  We offer advertisement of cannabis products throughout the 420Cloud environment.

Supplies Segment

In 2017 we began incubating and operating a cannabis supply business in Nevada.

DESCRIPTION OF SUBSIDIARIES

Discontinued Business Subsidiary

Scalable Solutions, LLC

The Company organized Scalable Solutions, LLC (“SS”) on March 7, 2016 under the laws of the state of Nevada. mCig has been issued 40 membership units and Zoha Development, LLC (“ZOHA”) has been issued 20 units.  ZOHA has a ten year option to purchase 40 additional units which expires March 6, 2026. We subsequently closed Scalable Solutions, LLC on December 31, 2016.  The Company wind down the operations through January 31, 2017.

Subsidiaries Incorporated

Omni Health, Inc., (FKA - VitaCig, Inc.)

On February 24, 2014, the Company entered into a Contribution Agreement with Omni Health, Inc (“OMHE”). In accordance with this agreement, OMHE accepted the contribution by mCig, Inc. of specific assets consisting solely of pending trademarks for the term “VitaCig” filed with the USPTO and $500 in cash as contribution in exchange for 500,135,000 shares of common capital stock representing 100% of the shares outstanding of OMHE.

On November 28, 2014, mCig completed the spin-off of OMHE (the “Spin-off”). Effective as of 11:59 p.m., New York City time, on November 28, 2014  (the “Distribution Date”), the Company distributed 270,135,000 shares of common stock of OMHE, par value $0.0001 per share (“OMHE Common Stock”), to holders of mCig’s stockholders of record as a pro rata dividend.  The record date for the dividend was November 28, 2014. The Ex-Dividend Date was set for November 25, 2014. mCig stockholders received one share of OMHE Common Stock for every one share of common stock, par value $0.0001 per share, of mCig.  The Spin-off was completed for the purpose of legally and structurally separating OMHE from mCig. MCig retained 230,000,000 shares of common stock and remains a shareholder.

The shares of common stock to be received by mCig shareholders were registered on a Form S-1 filed by OMHE and declared effective by the Securities and Exchange Commission on November 5, 2014.

On June 22, 2017, the Company and OMHE, entered into a Separation and Share Transfer Agreement whereby OMHE transferred the assets and operations of the e-Cig business to the Company in exchange for the return of 172,500,000 shares of OMHE Common Stock to the treasury of OMHE, and for a reduction of the amount owed to the Company in excess of $95,000.

Omni Health, Inc., a Nevada Corporation, is a public company trading under OMHE.

mCig Internet Sales, Inc.

On June 1, 2016, the Company incorporated mCig Internet Sales, Inc., (“mCig Internet”) in the state of Florida in order to operate our CBD business and to consolidate all wholesale and online retail sales from various websites.  mCig Internet is a wholly owned subsidiary of the Company.

VitaCig, Inc.

On May 26, 2016 we incorporated VitaCig, Inc., (“VitaCig”) in the state of Florida.  VitaCig headquarters our global e-cig operations.  VitaCig, Inc., is a wholly owned subsidiary of the Company.

Grow Contractors Inc.

The Company incorporated Grow Contractors Inc., on December 5, 2016.  Grow Contractors Inc, operates the construction and consulting segment.  On November 18, 2016 Grow Contractors Inc., the Company purchased Agri-Contractors, LLC and subsequently merged operations with Grow Contractors Inc. Agri-Contractors, LLC will be absorbed by Grow Contractors Inc., over a period of time yet to be determined.  Grow Contractors Inc., is a wholly owned subsidiary of the Company.

mCig Limited

We incorporated in May 2017 to provide corporate oversight to MCIG, and its subsidiaries, operations within the European theatre. mCig Limited., was incorporated in the United Kingdom. mCig Limited, is a wholly owned subsidiary of the Company.

Tuero Capital, Inc.

We incorporated in May 2017 to provide financial services to our clients.  Tuero Capital is not incorporated in the fiscal year 2017 performance.

GigETech, Inc.

We incorporated GigETech, Inc., in the state of Delaware on April 3, 2017.  We then assigned our newly acquired social media platform software to GigETech.  We launched the social media platform on April 20, 2017. GigETech, Inc., is a wholly owned subsidiary of the Company.

Subsidiaries Acquired

Vapolution, Inc.

On January 23, 2014, the Company entered into a Stock Purchase Agreement acquiring 100% ownership in Vapolution, Inc., which manufactures and retails home-use vaporizers. As part of this transaction, .mCig, Inc. issued 5,000,000 common shares to shareholders of Vapolution, Inc. in two separate payments of 2,500,000 common shares. The shareholders of Vapolution, Inc. retained the right to rescind the transaction, which expired on January 23, 2015 but was extended to May 23, 2015. Subsequently, on August 25, 2015, the final payment to the shareholders of Vapolution as extended to September 30, 2015 and the right to rescind the transaction was extended to June 30, 2017.  On April 30, 2015 the Company impaired the $625,000 initial investment into Vapolution, Inc., but maintains the $67,500 investment on its balance sheet for the second payment.

On January 23, 2014, Paul Rosenberg, CEO of mCig, Inc. cancelled an equal amount (2,500,000 shares) of common shares owned by him resulting in a net non-dilutive transaction to existing mCig, Inc. shareholders. The remaining 2,500,000 of common shares owned by Paul Rosenberg were cancelled to offset the 2,500,000 new shares issued from the treasury to complete the purchase of Vapolution, Inc.

On January 17, 2017 the Company entered into a settlement agreement with the previous owners of Vapolution, Inc., whereby they returned to the Company 1,700,000 shares of MCIG common stock, $961 in cash, and $40,541 in inventory. Prior to this, Vapolution was not incorporated in to the consolidated financial statements of the Company.  Effective January 17, 2017 we began consolidating Vapolution with the Company’s financial reports. Vapolution, Inc., is wholly owned by mCig, Inc.

Agri-Contractors, LLC

On November 18, 2016 we acquired, through a Purchase Agreement, Agri-Contractors, LLC.  We combined the operations of Agri-Contractors with Grow Contractors Corp and expanded the services to include consulting.  We merged the operations of Agri-Contractors, LLC with Grow Contractors in December 2016.  Agri-Contractors, LLC provides consulting services to grow facilities, production companies, and dispensaries servicing the cannabis medical and recreational markets.

VitaCBD, LLC

On January 31, 2017 we entered into an agreement with Stony Hill Corp (“STNY”) where we sold 80% of our VitaCBD brand in exchange for $850,000 in stock and cash.  As a condition to entering into this Agreement STNY and the Company agreed to assign their interest of the VitaCBD brand to VitaCBD, LLC.  VitaCBD, LLC was incorporated in March 2017 in the state of Nevada.  VitaCBD, LLC operates and is consolidated under STNY financial statements.   We account for the financials of VitaCBD as net revenue(loss) of non-controlling entity on our financial statements.

BUSINESS MODEL

The Company continues to look at increasing revenue internally and through strategic acquisitions. The Company utilizes many methods of identifying new products to produce and potential companies to acquire. Our staff continually reviews current market trends to determine appropriate products to introduce. We have had them presented to us by business brokers, have reviewed competition and looked for compelling stories, or incorporated a subsidiary directly for a specific purpose. In some instances, the companies come looking to us for assistance. We will continue to finance additional acquisitions through private placements of stock, debt, or revenue from operations.

The mCig business model is built around developing and incubating self-sustaining business entities in the cannabis and e-Cig markets.  We look for strong management teams that have expertise in their fields and want to operate within the cannabis and e-Cig industry.  Once the entities are self-sustaining the company divest them either through i) a sale of the assets, ii) a spin-off into its own publicly traded entity, or iii) seek additional partners and privatize the business.

Our first successful spin off was in 2014 which now operates as Omni Health, Inc.  In 2017 we sold our VitaCBD brand for $850,000 in cash and stock of Stony Hill Corp.  We are currently developing and incubating entities specializing in i) construction and green houses, ii) social media, iii) cannabis supplies, iv) retail sales, and v) wholesale distribution.

Expansion through Acquisition

The Company continues to look for additional acquisition opportunities in the cannabis and e-Cig fields that will enhance our overall growth, complement our existing operations and increase shareholder value. MCIG considers acquisitions as a critical element to our strategic growth. We look for synergistic companies that will provide strength and growth opportunities to the developing products and services of MCIG. We will review current competition in many markets and determine if an acquisition or joint venture is in the best interest of MCIG.

Marketing and Sales Strategy

mCig and its subsidiaries evaluate the constant change of the cannabis and e-Cig business. As such, our marketing and sales strategy is subject to change quickly and often. When we evaluate a new product or service, we place considerable analysis on immediate return on investment (during initial 12 month period of launch) as the future long term opportunities are uncertain and highly speculative.  In instances where a client has demonstrated an ability to continue to control a market share the Company may consider long term sales as well.

Our products and services are marketed directly through each subsidiary. As we continue to acquire companies or services, we look for synergic growth opportunities that will allow for expansion of the multiple services available under our umbrella of companies. The growth in revenue created by the cross pollination of products and services are desirable.

The Company continues to utilize newsletters, advertisement, and viral knowledge of our services to expand our customer base. The Company utilizes all social media platforms to grow its customer awareness.

Competitive Environment

The cannabis and e-Cig service business is a highly competitive business. The Company attempts to reduce its competition through cross pollination of services. While the Company believes this will generate stability in its growth, there can be no assurances that the Company will succeed or overcome other competitive advantages.

The Company enjoys an exclusive licensing agreement with Sangreen International for the sale of greenhouses in North America, giving us the ability to offer our greenhouses at approximately half the price of our competitors.  The Company will continue to enjoy this exclusive relationship through 2020.

Patents and Intellectual Properties

The Company looks to file two provisional patents in its e-Cig operations and two provisional patents in its social media platform operations.  We continually review all products and services prior to introduction into the market for potential patent opportunities in order to provide us with a strategic and protected advantage.

We maintain copyright protection on all website designs, mobile applications, and software processes and tools designed by us.

In 2017 the Company embarked on a worldwide endeavor to protect its name and brands.  We have recently obtained and/or filed for trademark protection in the USA, Europe, Germany, United Kingdom, Russia, Japan, Vietnam, China, Australia, Mexico, and Canada.  We will continue to evaluate our brands and ensure they are globally protected.

EMPLOYEES AND CONSULTANTS

As of April 30, 2017, the Company has a total of 69 full-time/part-time employees and consultants throughout the various subsidiaries. The Company has 7 executive and office managers, 18 technical assistance employees that provide computer software and hardware installation, repairs, and maintenance, 5 sales representatives, 7 administrative/shipping clerks, and 32 general laborers. None of our employees are covered by a collective bargaining agreement.

Company	Employees	Part-Time Employees	Consultants	Contracted Labor
mCig, Inc.	5	-	2	-
Grow Contractors Inc.			4	25	***
VitaCig, Inc.	-	-	3	-
mCig Internet Sales, Inc.	-	-	7	-
GigETech, Inc.	4	-	13		**
Vapolutions, Inc.	-	-	4	-
mCig Limited	-	1	-	-
Tuero Capital, Inc.	1	-	-	-

** Our, Internet Server Provider, provides 24-hour customer support services as required.

*** The Company uses a staffing service to provide personnel for high-volume work flow variances.

The Company utilizes a considerable amount of consultants to provide periodic work requirements. When workflow demands a fulltime or justifiable part-time employee the Company hires the appropriate person to fulfill the job requirements.

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

MCIG CONSTRUCTION AND CONSULTING DIVISION

Description

The Company Construction and Consulting Division build and operate commercial indoor buildings, greenhouses and modular buildings. The company acts as a design/build firm taking the customer from concept to full turnkey occupancy, typically utilizing modular technology, greenhouses and structural insulated panels.  The Company has multiple experienced project managers who can take single buildings or ground-up entire projects from infancy to occupancy for those customers who desire to have a comprehensive building solution.

Competitive Strengths

The Company has competitive strength in that it maintains the ability to take projects from concept to occupancy, to provide architectural and engineering designs for the construction of commercial buildings.  This one stop full service line of comprehensive building solutions differentiates the Company within the marketplace.

In October 2016 we entered into an agreement with Beijing Sangreen Agricultural International Technologies Co., LTD, a professional greenhouse manufacturer and exporter to almost 40 countries around the world, providing services of greenhouse design, production, and installation. Greenhouse technology is one of the most "in demand" portions of the sector as they relate to the cannabis and urban farming industries due to their low cost structure and operations. Currently, cultivators are forced to use high priced greenhouse manufactures, where companies are paying a premium based off of name recognition from firms utilizing the same hot dipped galvanized steel from China or aluminum structures. Rather than pay the premium on a US name mark up, we provide our customers the same high quality, but at a lower cost.

Market

We recognized early in the cannabis industry that construction was a critical function that would see a boom in growth.  Because cannabis cannot be transferred over state lines, dispensaries and grow operations must be maintained within the state.  In regions that are limited to what they can grow outdoors because of the weather means an enormous increase in industrial construction.  With millions of square feet needed in each of the 28 states which have approved the use of cannabis in one form or another, states and cities are looking at this industry as a redevelopment opportunity.

The state of Nevada has more than $4.0 billion worth of construction projects either in the planning stages or under development, sparked by the legalization of recreational cannabis in the last election.  The state is projecting more than 4 million acres of grow space needed to meet the future demands for the product.

The Company maintains current construction headquarters in Las Vegas, Nevada, where a majority of its projects are, with satellite offices in Oregon and California. We currently have $6.7 million is contracted backlog in the state of Nevada and are considered a prime candidate for multiple other projects and extensions on current projects.

This market continues to see expansive growth in infrastructure building and need for management expertise, even during this current time of economic downturn.  The Company has licensed General Contractors, designers, drafters, managers, and growers on staff who builds and manage commercial structures.  The Company utilizes architects and engineers who are qualified in all 48 continental states and partnership with suppliers in every aspect of equipment needs.

MCIG E-CIG DIVISION

We are engaged in the business of marketing and distributing electronic cigarettes, vaporizers and accessories under the VitaCig brand.

Our Products

VitaCig® is an innovative tobacco-free, nicotine-free vitamin and essential oil inhalation, aromatherapy device. Instead of containing harmful substances, VitaCig® delivers vapor that is rich in taste, vitamins, natural aroma and natural plant constituents. VitaCig® embodies what you enjoy about smoking, but without the bad aftertaste, the tobacco smoke and the cigarette smell, and no harmful tar.  Just natural ingredients and vapor! Our product is far ahead of conventional e-cigarettes and provides natural aroma, water vapor, plant constituents and valuable vitamins.

We have 3 editions of the VitaCig product.

•	Classic Edition
•	S Edition
•	VitaCig18 (Nicotine Version)

Classic Edition

The science behind the VitaCig was created by Dr. Khary Bryan, and first launched back in 2014. VitaCig is the first and original electronic vitamin and essential oil diffuser brought to market. In our sleek and stylish designed VitaCig® flavor waters device we united natural essential oils, plant extracts and flavors to create the world’s first electronic aromatherapy device to go.  The VitaCig® device is designed to deliver the vapor of vitamins A,B,C,E, Coenzyme Q10, terpenes, and phytonutrients via direct inhalation. It uses water vaporization technology to deliver refreshing flavored water vapors created from vitamins and therapeutic essential oils. As the bearing liquid vaporizes at just 60 degrees, it allows for the preservation of a small amount of the vitamin absorbed via the mucus membrane of the oral cavity.

Phytonutrients and terpenes are compounds found in plants.  Take for instance the Boisterous Berry flavor.  It is a combination of Vitamin A, Vitamin B1, Vitamin C, Vitamin E, CoenzymeQ10, and B-Myrcene.  In order to add the Berry flavor to it, we add blueberry and black currant extracts so that the vapor has an enjoyable, all natural flavor.  Each flavor has its own unique combination of vitamin supplements and flavored vapor to go along with its appropriate name.

The S Edition is similar in the classic edition with the addition of natural ingredients that have been clinically tested to provide the known affect.  The Company has completed no studies which demonstrate the effects of its product, but relies on the clinical studies of the ingredients that create energy, reduce stress, suppress appetites, speeds up metabolism, skin health, and improves sleep.

In 2017 we launched a nicotine version of the VitaCig. While we continue to offer the product, we are evaluating current legislation to determine if we will continue to offer a nicotine product.  Should the current legislation requirements become effective in August 2018 we will not continue to offer nicotine induced products, except internationally.

The Market for Electronic Cigarettes

We compete in a highly competitive market that includes other e-cigarette marketing companies, as well as traditional tobacco companies. The United States is anticipated to continue to influence the global e-Cig market, which is poised to reach $20.17 billion in revenue by 2025 representing approximately 45% share of the total market.  The involvement of the major tobacco companies through multiple acquisitions and brand image and the current legislation in the U.S. is expected to restrict the number of participants in the e-Cig market. As the market moves from a highly fragmented market, to a big brand environment, we have focused on building brand awareness early through viral adoption and word of mouth with our first to market of vitamin infused e-Cigs.  In the future, we expect to employ additional marketing strategies while continuing to develop our supply chain and fulfillment capabilities.

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

We have distribution agreements that provide for the distribution of our VitaCig product to the following countries:

1. United States	11. Japan	21. Belgium
2. New Zealand	12. China	22. Malaysia
3. Canada	13. Vietnam	23. Guam
4. Australia	14. South Korea
5. Hungary	15. Russia
6. Austria	16. Cyprus
7. Germany	17. Greece
8. United Kingdom	18. Italy
9. France	19. Netherlands
10. Spain	20. Denmark

Advertising

Currently, we advertise our products primarily through our direct marketing campaign, on the Internet. We also attempt to build brand awareness through social media marketing activities, web-site promotions, and pay-per-click advertising campaigns.

We intend to strategically expand our advertising activities in 2017 and also increase our public relations campaigns to gain editorial coverage for our brands. Some of our competitors promote their brands through print media and through celebrity endorsements, and have substantial resources to devote to such efforts. We believe that our and our competitors’ efforts have helped increase our sales, our product acceptance and general industry awareness.

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

•    We believe we have a solid business model that relies on multiple revenue streams and has been extended by adding multiple products/services.

•     We pride ourselves on providing well above average customer service to our customers thus generating a high degree of loyalty and involvement of members to the brand.

•      We are adverse to toxic financing and plan to grow organically and through accretive acquisitions.

MCIG HEMP CBD DIVISION

We are enmeshed in the Industrial Hemp Industry, both domestically and International.  The CBD market grossed $202 million in 2015; however, the US CBD market alone is expected to reach $2.1 billion by 2020, of which it is estimated that $450 million of those sales will be in hemp based sources.  We are researching innovative and lucrative projects, partnering with like-minded companies in the Industry, and maximizing our presence in the CBD product markets. We are focused primarily on supplying and developing products for retail brick and mortar shops and online sales, along with Bulk Supply of Raw Hemp Extracts.  We believe that i) our partnership in VitaCBD, ii) a developing vapable CBD product line under the brand Cherry Hemp Oil (CHO), iii) contracted sales through www.chillcbdoil.com, and iv) a new online CBD Market Place www.cbd.biz, the MCIG Hemp CBD Division is placed in a great position in the current field of CBD competitors.

Competitive Strengths

In April 2017 we settle our disputes with JustChill and maintain an exclusive arrangement for all Internet sales of JustChill products, the number 1 selling CBD product on the Internet.

Through a Joint Venture, we are working together with Stony Hill Corp, to propel the VitaCBD brand and believe it will have an extraordinary advantage over the competition with endless endorsement and promotional opportunities.

We have recently launched a social media marketplace and believe our CBD.BIZ website is slated to become a popular marketplace online, grouping some of the best brands in the industry into one shop-online site.

Market

Medical Cannabis Users and patients around the world are seeking CBD for many reasons. CBD gives them benefits of Cannabis without the aspects of THC that some people do not enjoy.  Each day it seems more people learn about the benefits of CBD.  There is even a large market of CBD for Pets.  We plan to explore ways to continue to get CBD into the proper retail channels.

Sales

VitaCBD has a team of salesmen marketing the product line on a wholesale level.  CBD.BIZ arranges agreements with companies in the industry, to land orders through our website, safely process the transactions and have the client ship the order themselves.  CHO is in the development phase of a Vapable CBD Product and will provides Bulk CBD to developers of some CBD Infused products.

Competition

The Hemp CBD Industry is thick with competition.  Some with large infrastructure, some with great products lines.  There are companies with unique marketing and interesting packaging.  Standing out in the crowd requires us to continue to assess our price points and constantly think about what we can do to stay on top.  We stand next to the top companies in the world in quality and ability to deliver.  As the Hemp CBD Industry grows and stabilizes, we have laid the foundation to build a strong and stable stance in this highly competitive, highly lucrative Industry.

In April 2017 we settle our disputes with JustChill and maintain an exclusive arrangement for all Internet sales of JustChill products, the number one selling CBD product on the Internet.

Through a Joint Venture, we are working together with Damian Marley’s Stony Hill Corp, to propel the VitaCBD brand and believe it will have an extraordinary advantage over the competition with endless endorsement and promotional opportunities.

We have recently launched a social media marketplace and believe our CBD.BIZ website is slated to become a popular marketplace online, grouping some of the best brands in the industry into one shop-online site.

MCIG SOCIAL MEDIA DIVISION

Social media is becoming an integral part of life online as social websites and applications continue to grow.  The same holds true for the cannabis industry and market.  mCig entered into the social media foray upon the acquisition of 420Cloud.  The 420Cloud global friendly community was soft launched on April 20, 2017 on iOS and Android through the Apple Store and Google Play, respectively.  The following software will comprise the 420Cloud solution:

• 420 Cloud Mobile

• 420 Cloud Browser

• 420 Cloud API

• 420 Single Sign-on Mobile Wallet

• 420 Job Search

• 420 Cue

• 420 Wise Buy

• Palm Weed

In addition to the services provided above to the cannabis community, our unique mobile wallet capabilities and single-sign on features has been instrumental in MCIG incorporating Tuero Capital, Inc., where it will feature some form of exchange service and payment processing service for the cannabis community.  The Company continues to develop these programs, securing its intellectual property where it deems necessary.

Competitive Strengths

The Company believes its competitive strengths lie in its personnel and in its proprietary processes.  We have engaged several key programmers for the development and upkeep of our 420Cloud community.  In addition, we have developed two unique processes in how we transfer data and information that we believe will have a revolutionary effect on not just the cannabis community, but social media in general.  We will continue to develop these processes and secure our intellectual property rights prior to disclosure.

Market

We consider our market to be the global cannabis community.

Sales

At the time of filing the Company has not generated any sales under its social media division.  The Company expects to be generating revenue in the new fiscal year.

Competition

Currently the cannabis social media market consist primarily of MassRoots, Duby, Eaze (the Uber of cannabis), HighThere!, 420Singles,  Leafly, Weedmaps, GrowBuddy, and WeGrow.  Each of these companies have their own unique purpose and followers.  It is not the intention of MCIG to compete against these brands, but to compliment and work with these brands to help develop a secure and distinct social platform in which the Company can market the cannabis industry through our unique and targeted algorithm.

MCIG CANNABIS SUPPLY DIVISION

In 2017 we entered into an agreement to incubate CBJ Distributing, LLC, doing business as Cannabiz Supply (“Cannabiz”).  Under the agreement Cannabiz operates under mCig.  mCig acquired an option to purchase 80% of Cannabiz which expires on June 30, 2018.  We provide, cultivators and production facilities with high quality packaging including, but not limited to, bags, boxes, vape cartridges, syringes, glass and plastic jars etc. Dispensaries count on us to supply high quality child-proof exit bags for their stores as well as state compliant labels and office supplies.

Competitive Strengths

Nevada is going to be one of the largest cannabis markets in the USA, due to its proximity to California and one of the top tourist destinations in the world. We are on the ground floor selling to dispensaries, cultivation and production facilities manned by people that live and work in this community, which we believe gives us a distinct advantage against the out of town, online resellers. We believe Nevada is the gold standard for cannabis regulations, and that developing a supply channel in this market will position us to replicate it on a national level. Most states will follow Nevada’s guidelines when it comes to these regulations. We have been designing our packaging to the highest and strictest standards. This will give us an advantage when we expand into other states.

Market

Our market is anyone that sells or uses a cannabis product; to include, dispensaries, cultivators, production facilities, and end-users.   We are on the ground selling face to face instead of through a website. We supply our customers the highest in customer service, including same day delivery of in stock products and graphic design where we help our customers create the perfect look for their brand. Our distribution hubs are stocked with all of the day to day products anyone in the cannabis business needs. We provide a quick turnaround service on custom one of a kind value packaging.

Sales

Our sales team has been in the cannabis industry, growing and creating cannabis brands. We know what items each stage of the industry wants and needs to sell their products. We remain ahead of the curve on new cannabis products and the way consumers expect to see them offered.  We work with cutting edge creative graphic designers to produce what people want. Our company belongs to local industry associations to create networking advantages as well as staying abreast of the latest in rules and regulations that will affect us and our customers.

Competition

 Our competition is out of state websites and cold callers, who have little knowledge of our customers’ desires and needs, or our market. Many are reworked packaging companies that are trying to be a one size fits all across a multitude of industries with little knowledge of what our industry expects, wants, and needs. We focus and work in the cannabis industry.

RISK FACTORS

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

RISK RELATED TO OUR BUSINESS AND INDUSTRY

We have incurred losses in the past and cannot assure you that we will achieve or maintain profitable operations.

As of April 30, 2017, we had an accumulated deficit of $5,131,501. Our accumulated deficit is primarily due to, among other reasons, the establishment of our business infrastructure and operations, stock-based compensation expenses and increases in our marketing expenditures to grow sales. For the year ended April 30, 2017, we had net income of $1,544,892 compared to a net loss of $1,408,955 for the year ended April 30, 2016. However, we cannot assure you that we will continue to generate operating profits now or in the immediate future, or be able to on, a sustainable basis, continue to expand our infrastructure, further develop our marketing efforts and otherwise implement our growth initiatives.

If we are not able to maintain and enhance our brands, or if events occur that damage our reputation and brands, our ability to expand our base of customers may be impaired, and our business and financial results may be harmed.

We believe that our brands have significantly contributed to, and will continue to contribute to the success of our business. We also believe that maintaining and enhancing our brands is critical to expanding our customer base. Many of our customers are referred by existing customers. Maintaining and enhancing our brands will depend largely on our ability to continue to provide useful, reliable, trustworthy, and innovative products, which we may not do successfully. We may introduce new products or terms of service or policies that customers do not like, which may negatively affect our brands. We will also continue to experience media, legislative, or regulatory scrutiny of our decisions regarding cannabis, CBD, e-Cig, user privacy and other issues, which may adversely affect our reputation and brands. We also may fail to provide adequate customer service, which could erode confidence in our brands. Our brands may also be negatively affected by the actions of customers that are deemed to be hostile or inappropriate to other customers, by the actions of customers acting under false or inauthentic identities, by the use of our products or services to disseminate information that is deemed to be misleading (or intended to manipulate opinions), by perceived or actual efforts by governments to obtain access to user information for security-related and law enforcement purposes, or by the use of our products or services for illicit, objectionable, or illegal ends. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. Certain of our past actions have eroded confidence in our brands, and if we fail to successfully promote and maintain our brands or if we incur excessive expenses in this effort, our business and financial results may be adversely affected.

We make product and investment decisions that may not prioritize short-term financial results.

We frequently make product and investment decisions that may not prioritize short-term financial results if we believe that the decisions are consistent with our mission and improve our financial performance over the long term. We may introduce changes to existing products, or introduce new stand-alone products, that direct our customers away from our current products. We are also investing in new products and services, and we may not successfully monetize such experiences. We also may take steps that result in limiting distribution of products and services in the short term in order to attempt to ensure the availability of our products and services to users over the long term. These decisions may not produce the long-term benefits that we expect, in which case our customer growth and our business results of operations could be harmed.

Our new products and changes to existing products could fail to attract or retain users or generate revenue and profits.

Our ability to retain, increase, and engage our customer base and to increase our revenue depends heavily on our ability to continue to evolve our existing products and to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products or acquire or introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. If new or enhanced products fail to engage our customers, or if we are unsuccessful in our monetization efforts, we may fail to attract or retain customers or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.

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

Competition in the CBD and electronic cigarette industry is intense. We compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. We are subject to highly competitive conditions in all aspects of our business. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-priced products or innovative products, excise taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate products.

Our principal competitors in the e-Cig business are “big tobacco”, U.S. cigarette manufacturers of both conventional tobacco cigarettes and electronic cigarettes like Altria Group, Inc., Lorillard, Inc. and Reynolds American Inc. We compete against “big tobacco” who offers not only conventional tobacco cigarettes and electronic cigarettes but also smokeless tobacco products such as “snus” (a form of moist ground smokeless tobacco that is usually sold in sachet form that resembles small tea bags), chewing tobacco and snuff. Furthermore, we believe that “big tobacco” will devote more attention and resources to developing and offering electronic cigarettes as the market for electronic cigarettes grows. Because of their well-established sales and distribution channels, marketing expertise and significant resources, “big tobacco” is better positioned than small competitors like us to capture a larger share of the electronic cigarette market. We also compete against numerous other smaller manufacturers or importers of cigarettes. There can be no assurance that we will be able to compete successfully against any of our competitors, some of whom have far greater resources, capital, experience, market penetration, sales and distribution channels than us. If our major competitors were, for example, to significantly increase the level of price discounts offered to consumers, we could respond by offering price discounts, which could have a materially adverse effect on our business, results of operations and financial condition.

In social media, we compete with companies that sell advertising, as well as with companies that provide social and communication products and services that are designed to engage users and capture time spent on mobile devices and online. We face significant competition in every aspect of our business, including from companies that facilitate communication and the sharing of content and information, companies that enable marketers to display advertising, and companies that provide development platforms for applications developers. We compete with companies that offer products across broad platforms that replicate capabilities we provide. We also compete with companies that develop applications, particularly mobile applications, that provide social or other communications functionality, such as messaging, photo- and video-sharing, and micro-blogging, as well as companies that provide regional social networks that have strong positions in particular countries. In addition, we face competition from traditional, online, and mobile businesses that provide media for marketers to reach their audiences and/or develop tools and systems for managing and optimizing advertising campaigns.

Some of our current and potential competitors may have significantly greater resources or better competitive positions in certain product segments, geographic regions or user demographics than we do. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions. We believe that some of our users are aware of and actively engaging with other products and services similar to, or as a substitute for, our products and services, and we believe that some of our users have reduced their use of and engagement with our product in favor of these other products and services.

In the event that our users increasingly engage with other products and services, we may not experience the anticipated growth, or see a decline, in use and engagement in key user demographics or more broadly, in which case our business would likely be harmed.

Our competitors may develop products, features, or services that are similar to ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies.

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

  the popularity, usefulness, ease of use, performance, and reliability of our products compared to our competitors' products;
  the size and composition of our user base;
  the engagement of our users with our products and competing products;
  the timing and market acceptance of products, including developments and enhancements to our or our competitors' products;
  our ability to distribute our products to new and existing users;
  our ability to monetize our products;
  the frequency, size, format, quality, and relative prominence of the ads displayed by us or our competitors;
  customer service and support efforts;
  marketing and selling efforts, including our ability to measure the effectiveness of our ads and to provide marketers with a compelling return on their investments;
  our ability to establish and maintain developers' interest in building mobile and web applications that integrate with Facebook and our other products;
  our ability to establish and maintain publisher interest in integrating their content with Facebook and our other products;
  changes mandated by legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;
  acquisitions or consolidation within our industry, which may result in more formidable competitors;
  our ability to attract, retain, and motivate talented employees, particularly software engineers, designers, and product managers;
  our ability to cost-effectively manage and grow our operations; and
  our reputation and brand strength relative to those of our competitors.

If we are not able to compete effectively, our user base and level of user engagement may decrease, we may become less attractive to developers and marketers, and our revenue and results of operations may be materially and adversely affected.

We expect that new products and/or brands we develop will expose us to risks that may be difficult to identify until such products and/or brands are commercially available.

We are currently developing, and in the future, will continue to develop, new products and brands, the risks of which will be difficult to ascertain until these products and/or brands are commercially available. For example, we are developing new formulations, packaging and distribution channels. Any negative events or results that may arise as we develop new products or brands may adversely affect our business, financial condition and results of operations.

 Internet security poses a risk to our e-commerce sales.

At present, we generate a portion of our sales through e-commerce sales on our websites. We manage our websites and e-commerce platform internally and as a result any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, financial condition and results of operations. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information.

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

Moreover, products that do not meet our quality control standards and or those products that do not comply with U.S. safety and health standards or that may be defective may reduce the effectiveness, enjoyment and or cause harm to property, person and or death to persons who use the product. Any such instance will likely result in claims against us and potentially subject us to liability and legal claims which may cause injury to our reputation, goodwill and operating results.

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that we record may be material. Because of the nature of our products, customers are made aware that as soon as a mCig is packed with marijuana, they automatically void their warranty, primarily because it is against federal laws to mail a product that has been in proximity of marijuana. As a result, the products that can be returned as a warranty replacement is extremely limited. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report as of Fiscal Year End April 30, 2017. Based on these actual expenses, the warranty reserve, as estimated by management as of April 30, 2017 was at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

It is likely that as we start selling higher priced products, that are not affected by federal shipping laws and/or are not single use items, we will acquire additional information on the projected costs to service work under warranty and may need to make additional adjustments. Further, a small change in our warranty estimates may result in a material charge to our reported financial results.

Product exchanges and product returns

The total for product exchanges and product returns as of April 30, 2017 was immaterial. As a result, all product exchanges and product returns were recorded as a reduction to revenues.

Our costs are continuing to grow, which could harm our business and profitability.

Operating our business is costly, and we expect our expenses to continue to increase in the future as we broaden our products and services, and as these services and products increase, the amount of customer support and management needed increases.  The development of new products and services, expanding our technical infrastructure, and the hiring of additional personnel will add cost to our expanding operations. We expect to continue to invest in our global efforts and other initiatives, which may not have clear paths to monetization. We may also be subject to increased costs in order to obtain and attract third-party content or to facilitate the distribution of our products. Any investments may not be successful, and any such increases in our costs may adversely affect our business and profitability.

If we are unable to protect our intellectual property, the value of our brands and other intangible assets may be diminished, and our business may be adversely affected.

We rely and expect to continue to rely on a combination of confidentiality, assignment, and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect our proprietary rights. In the United States and internationally, we have filed various applications for protection of certain aspects of our intellectual property. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we have generally taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially similar to ours and compete with our business.  Any of these events could have an adverse effect on our business and financial results.

We plan to continue to make acquisitions, which could harm our financial condition or results of operations and may adversely affect the price of our common stock.

As part of our business strategy, we have made and intend to continue to make acquisitions to add specialized employees and complementary companies, products, or technologies. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. In some cases, the costs of such acquisitions may be substantial. There is no assurance that we will receive a favorable return on investment for these or other acquisitions.

We may pay substantial amounts of cash or incur debt to pay for acquisitions, which could adversely affect our liquidity. The incurrence of indebtedness would also result in increased fixed obligations, increased interest expense, and could also include covenants or other restrictions that would impede our ability to manage our operations. We may also issue equity securities to pay for acquisitions, which could increase our expenses, adversely affect our financial results, and result in dilution to our stockholders. In addition, any acquisitions we announce could be viewed negatively by customers, shareholders, or investors, which may adversely affect our business or the price of our common stock.

In the future, we may use shares of preferred stock as consideration in connection with acquisitions. However, we may not be able to issue shares of preferred stock because companies that we are interested in acquiring may not agree to accept shares that carry no voting rights, or for other reasons. Companies that we seek to acquire may also demand more shares in exchange for accepting such stock as consideration. In such instances, we may need to pay cash, issue common stock as consideration, or issue a relatively greater number of shares of preferred stock to consummate the acquisitions.

We may also discover liabilities or deficiencies associated with the companies or assets we acquire that were not identified in advance, which may result in significant unanticipated costs. The effectiveness of our due diligence review and our ability to evaluate the results of such due diligence are dependent upon the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives, as well as the limited amount of time in which acquisitions are executed. In addition, we may fail to accurately forecast the financial impact of an acquisition transaction, including tax and accounting charges. Acquisitions may also result in our recording of significant additional expenses to our results of operations and recording of substantial finite-lived intangible assets on our balance sheet upon closing. Any of these factors may adversely affect our financial condition or results of operations.

We may not be able to successfully integrate our acquisitions, and we may incur significant costs to integrate and support the companies we acquire.

The integration of acquisitions requires significant time and resources, and we may not manage these processes successfully. Our ability to successfully integrate complex acquisitions is unproven, particularly with respect to companies that have significant operations or that develop products where we do not have prior experience. We cannot assure you that these investments will be successful. If we fail to successfully integrate the companies we acquire, we may not realize the benefits expected from the transaction and our business may be harmed.

If our goodwill or finite-lived intangible assets become impaired, we may be required to record a significant charge to earnings.

We review our finite-lived intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable, such as a decline in stock price and market capitalization. We test goodwill for impairment at least annually. If such goodwill or finite-lived intangible assets are deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or finite-lived intangible assets is determined, which would negatively affect our results of operations.

We cannot assure you that we will effectively manage our growth.

Our employee headcount and the scope and complexity of our business have increased significantly, with the number of employees and consultants increasing to 69 as of April 30, 2017 from 13 as of April 30, 2016, and we expect headcount growth to continue for the foreseeable future. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relations with customers and other third parties. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems or our internal controls and procedures may not be adequate to support our operations. In addition, some members of our management do not have significant experience managing a large global business operation, so our management may not be able to manage such growth effectively. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.

We have significant international operations and plan to continue expanding our operations abroad where we have limited operating experience, and this may subject us to increased business and economic risks that could affect our financial results.

We have significant international operations and plan to continue the international expansion of our business operations. We have offices or data centers in two different countries and provide services and products on five continents. We may enter new international markets where we have limited or no experience in marketing, selling, and deploying our products. Our products are generally available globally through the web and on mobile, but some or all of our products or functionality may not be available in certain markets due to legal and regulatory complexities. We also outsource certain operational functions to third-party vendors globally. If we fail to deploy, manage, or oversee our international operations successfully, our business may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:

  political, social, or economic instability;
  risks related to legal, regulatory, and other government scrutiny applicable to U.S. companies with sales and operations in foreign jurisdictions, including with respect to privacy, tax, law enforcement, content, trade compliance, intellectual property, and terrestrial infrastructure matters;
  potential damage to our brand and reputation due to compliance with local laws, including potential censorship or requirements to provide user information to local authorities;
  fluctuations in currency exchange rates and compliance with currency controls;
  foreign exchange controls and tax regulations that might prevent us from repatriating cash earned in countries outside the United States or otherwise limit our ability to move cash freely, and impede our ability to invest such cash efficiently;
  higher levels of credit risk and payment fraud;
  enhanced difficulties of integrating any foreign acquisitions;
  burdens of complying with a variety of foreign laws;
  reduced protection for intellectual property rights in some countries;
  difficulties in staffing, managing, and overseeing global operations and the increased travel, infrastructure, and legal compliance costs associated with multiple international locations;
  compliance with the U.S. Foreign Corrupt Practices Act, and similar laws in other jurisdictions; and
  compliance with statutory equity requirements and management of tax consequences.

  political, social, or economic instability;

  If we are unable to expand internationally and manage the complexity of our global operations successfully, our financial results could be adversely affected.

  The Company has entered into indemnification agreements with the officers and directors and we may be required to indemnify our Directors and Officers, and if the claim is greater than $1,000,000, it may create significant losses for the Company.

  We have authority under Nevada law to indemnify our directors and officers to the extent provided in that statute. Our Articles of Incorporation require the Company to indemnify each of our directors and officers against liabilities imposed upon them (including reasonable amounts paid in settlement) and expenses incurred by them regarding any claim made against them or any action, suit or proceeding to which they may be a party by reason of their being or having been a director or officer of the company. We currently do not maintain officer's and director's liability insurance coverage. Consequently, any judgment against our Officers and Directors, the Company will be forced to pay. We have entered into indemnification agreements with each of our officers and directors containing provisions that may require us, among other things, to indemnify our officers and directors against certain liabilities that may arise because of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred because of any proceeding against them as to which they could be indemnified. Management believes that such indemnification provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers. We are subject to claims arising from disputes with employees, vendors and other third parties in the normal course of business. These risks may be difficult to assess or quantify and their existence and magnitude may remain unknown for substantial periods of time. If the plaintiffs in any suits against us were to successfully prosecute their claims, or if we were to settle such suits by making significant payments to the plaintiffs, our operating results and financial condition would be harmed. In addition, our organizational documents require us to indemnify our senior executives to the maximum extent permitted by Nevada law. If our senior executives were named in any lawsuit, our indemnification obligations could magnify the costs of these suits.

  Cannabis Industry

  The industry faces intense media attention and public pressure.

  The cannabis marketplace is controversial.  Certain members of the media, politicians, government regulators and advocate groups, including independent doctors have called for an outright ban of all cannabis products, pending regulatory review and clinical studies.  A ban of this type would likely have the effect of terminating our United States’ sales and marketing efforts of certain products and services which we may currently market or have plans to market in the future. Such a ban would have a material adverse effect on our business, financial condition and performance.

  Construction Industry

  The nature of our businesses exposes us to the risk of litigation and liability under environmental, health and safety and product liability laws.

  Certain aspects of our construction projects involve risks of liability. In general, litigation in our industry, including class actions that seek substantial damages, arises with increasing frequency. Claims may be asserted under environmental, labor, or health and safety laws. Litigation is invariably expensive, regardless of the merit of the plaintiffs’ claims. We may be named as a defendant in the future, and there can be no assurance that regardless of the merit of such claims, we will not be required to pay substantial legal fees and/or settlement payments in the future.

  If we do not effectively manage our credit risk or collect on our accounts receivable, it could have a material adverse effect on our operating results.

  Currently we contract on a ‘pay as you go’ model; however, we may elect to bid on certain construction projects which require us to bill on a percentage of completion basis.  We will perform credit evaluation procedures on our customers on each transaction and require security deposits or other forms of security from our customers when a significant credit risk is identified. The Company expects to begin offering terms on purchases in an effort to increase construction projects. As the Company exposes itself to greater risks we will have to further evaluate accounts receivable and increase our reserves for bad debt, as applicable.

  The Company has implemented a policy of filing Notice to Owners (“NTO”) on each property in which it provides construction to alleviate the inability to collect. However, if a customer fails to pay, there could be considerable time between the need to pay our vendors and the receipt of our final payment. Failure to manage our credit risk and receive timely payments on our customer accounts receivable may result in the write-off of customer receivables. If we are not able to manage credit risk issues, or if many customers should have financial difficulties at the same time, our credit losses could be substantial. If this should occur, our results of operations may be materially and adversely affected.

  A decline in cannabis grow and production licenses; and new facility funding in the state of Nevada could cause the demand for our SIP panels and greenhouses to decline, which could result in a reduction in our revenues and profitability.

  For the past year we have experienced exception growth in the SIP and greenhouse market in Nevada.  Should the state of Nevada elect to reduce the number of cannabis grow and production licenses, which are subject to financial and political considerations, may vary from district to district, not be tied to demand, and as such may decline. Historically, we have benefited from the issuance of licenses to grow and produce cannabis plants and products driving the need for our construction business. While we believe 2017 was and 2018 will be a substantial year in our construction business, there is no guarantee that this business sector will continue to grow.

  As legislation is still in its infancy, many changes continue to be made in cannabis grow and production facility requirements.  To the extent this continues, our business could be harmed and our results of operations negatively impacted. We believe that interruptions or delays in the passage and changes in legislative policies at either the state or local level may reduce the need for cannabis grow and production facilities until there is continuity in mandates and result in lower revenues and profitability.

  Public policies that create demand for our products and services may change, stall in Congress or State Legislation reducing leverage to enforce change thereby decreasing sales.

  Like conventionally constructed buildings, the modular building industry and greenhouses used in cannabis grow and production are subject to evolving regulations by multiple governmental agencies at the state and local level. This oversight includes but is not limited to governing code bodies, environmental, health, safety and transportation. Failure by our customers to comply with these laws or regulations could impact our business. Compliance with building codes and regulations have always entailed a certain amount of risk as municipalities do not necessarily interpret these building codes and regulations in a consistent manner, particularly where applicable regulations may be unclear and subject to interpretation. Many aspects of the construction and modular building industry have developed “best practices” which are constantly evolving.

  Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.

  The construction industry is highly competitive for skilled labor and materials. Labor shortages may become more acute as the supply chain adjusts to uneven industry growth. Additionally, the cost of certain building materials, especially lumber, steel, concrete, copper, and petroleum-based materials, is influenced by changes in local and global commodity prices. Increased costs or shortages of skilled labor and/or materials could cause increases in construction costs and / or construction delays. We may not be able to pass on increases in construction costs to customers. Sustained increases in construction costs may, over time, erode our margins, and pricing competition may restrict our ability to pass on any such additional costs, thereby decreasing our margins.

  Social Media Industry

  If we fail to retain existing users or add new users, or if our users decrease their level of engagement with our products, our revenue, financial results, and business may be significantly harmed.

  The size of our user base and our users' level of engagement are critical to our success. Our financial performance will be significantly determined by our success in adding, retaining, and engaging active users of our products. We anticipate that our active user growth rate will continue to grow over time as the size of our active user base increases, and as we achieve higher market penetration rates. If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. Our user engagement can be difficult to measure, particularly as we introduce new and different products and services. Any number of factors could potentially negatively affect user retention, growth, and engagement, including if:

●	users increasingly engage with other competitive products or services;
●	we fail to introduce new products or services that users find engaging or if we introduce new products or services that are not favorably received;
●	users feel that their experience is diminished as a result of the decisions we make with respect to the frequency, prominence, format, size, and quality of ads that we display;
●

  users have difficulty installing, updating, or otherwise accessing our products on mobile devices as a result of actions by us or third parties that we rely on to distribute our products and deliver our services;

●	user behavior on any of our products changes, including decreases in the quality and frequency of content shared on our products and services;
●

  we are unable to continue to develop products for mobile devices that users find engaging, that work with a variety of mobile operating systems and networks, and that achieve a high level of market acceptance;

●	there are decreases in user sentiment about the quality or usefulness of our products or concerns related to privacy and sharing, safety, security, or other factors;
●	we are unable to manage and prioritize information to ensure users are presented with content that is appropriate, interesting, useful, and relevant to them;
●	we are unable to obtain or attract engaging third-party content;
●	users adopt new technologies where our products may be displaced in favor of other products or services, or may not be featured or otherwise available;
●	there are adverse changes in our products that are mandated by legislation, regulatory authorities, or litigation, including settlements or consent decrees;
●

  technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience, such as security breaches or failure to prevent or limit spam or similar content;

●	we adopt terms, policies, or procedures related to areas such as sharing or user data that are perceived negatively by our users or the general public;
●

  we elect to focus our user growth and engagement efforts more on longer-term initiatives, or if initiatives designed to attract and retain users and engagement are unsuccessful or discontinued, whether as a result of actions by us, third parties, or otherwise;

●	we fail to provide adequate customer service to users, marketers, developers, or other partners;
●	we, developers whose products are integrated with our products, or other partners and companies in our industry are the subject of adverse media reports or other negative publicity; or
●

  our current or future products, such as our development tools and application programming interfaces that enable developers to build, grow, and monetize mobile and web applications, reduce user activity on our products by making it easier for our users to interact and share on third-party mobile and web applications.

  If we are unable to increase our user base and user engagement, our revenue and financial results may be adversely affected. Any decrease in user retention, growth, or engagement could render our products less attractive to users, marketers, and developers, which is likely to have a material and adverse impact on our revenue, business, financial condition, and results of operations. If our active user growth rate slows, we will become increasingly dependent on our ability to maintain or increase levels of user engagement and monetization in order to drive revenue growth.

  We project to generate substantially all of our revenue from advertising. The loss of marketers, or reduction in spending by marketers, could seriously harm our business.

  Substantially all of our revenue is currently projected to be generated from third parties advertising. As is common in the industry, our marketers do not have long-term advertising commitments with us. Many of our marketers spend only a relatively small portion of their overall advertising budget with us. In addition, marketers may view some of our products as experimental and unproven. Marketers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us or the budgets they are willing to commit to us, if we do not deliver ads in an effective manner, or if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives.

  Our advertising revenue could also be adversely affected by a number of other factors, including:

  •         decreases in user engagement, including time spent on our products;

  •         our inability to continue to increase user access to and engagement with our mobile products;

  •        product changes or inventory management decisions we may make that change the size, format, frequency, or relative prominence of ads displayed on our products or of other unpaid content shared by marketers on our products;

  •         our inability to maintain or increase marketer demand, the pricing of our ads, or both;

  •         our inability to maintain or increase the quantity or quality of ads shown to users;

  •         changes to third-party policies that limit our ability to deliver or target advertising on mobile devices;

  •         the availability, accuracy, and utility of analytics and measurement solutions offered by us or third parties that demonstrate the value of our ads to marketers, or our ability to further improve such tools;

  •         loss of advertising market share to our competitors, including if prices for purchasing ads increase or if competitors offer lower priced or more integrated products;

  •         adverse legal developments relating to advertising, including legislative and regulatory developments and developments in litigation;

  •        decisions by marketers to reduce their advertising as a result of adverse media reports or other negative publicity involving us, our advertising metrics, content on our products, developers with mobile and web applications that are integrated with our products, or other companies in our industry;

  •         the effectiveness of our ad targeting or degree to which users opt out of certain types of ad targeting;

  •         the degree to which users cease or reduce the number of times they click on our ads;

  •         changes in the way advertising on mobile devices or on personal computers is measured or priced; and

  •        the impact of macroeconomic conditions, whether in the advertising industry in general, or among specific types of marketers or within particular geographies.

  The occurrence of any of these or other factors could result in a reduction in demand for our ads, which may reduce the prices we receive for our ads, or cause marketers to stop advertising with us altogether, either of which would negatively affect our revenue and financial results.

  Our user growth, engagement, and monetization on mobile devices depend upon effective operation with mobile operating systems, networks, and standards that we do not control.

  The substantial majority of our revenue will be generated from advertising on mobile devices. There is no guarantee that popular mobile devices will continue to feature our products, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of our products with popular mobile operating systems, networks, and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, or in their terms of service or policies that degrade our products' functionality, reduce or eliminate our ability to distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads could adversely affect the usage of our products and monetization on mobile devices. Additionally, to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, systems, networks, and standards that we do not control. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, systems, networks, or standards. If it is more difficult for our users to access and use our products on their mobile devices, or if our users choose not to access or use our products on their mobile devices or use mobile products that do not offer access to our products, our user growth and user engagement could be harmed. From time to time, we may also take actions regarding the distribution of our products or the operation of our business based on what we believe to be in our long-term best interests. Such actions may adversely affect our users and our relationships with the operators of mobile operating systems, or other business partners, and there is no assurance that these actions will result in the anticipated long-term benefits. If our users are adversely affected by these actions or if our relationships with such third parties deteriorate, our user growth, engagement, and monetization could be adversely affected and our business could be harmed.

  Action by governments to restrict access to our products in their countries could substantially harm our business and financial results.

  It is possible that governments of one or more countries may seek to censor content available on our other products in their country, restrict access to our products from their country entirely, or impose other restrictions that may affect the accessibility of our products in their country for an extended period or indefinitely. In addition, government authorities in other countries may seek to restrict access to our products if they consider us to be in violation of their laws.  In the event that content shown on our products is subject to censorship, access to our products is restricted, in whole or in part, in one or more countries, or other restrictions are imposed on our products, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our user base and user engagement may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.

  Security breaches and improper access to or disclosure of our data or user data, or other hacking and phishing attacks on our systems, could harm our reputation and adversely affect our business.

  Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in our industry, and may occur on our systems in the future. As a result of industry, we believe that we are a particularly attractive target for such breaches and attacks. Such attacks may cause interruptions to the services we provide, degrade the user experience, cause users to lose confidence and trust in our products, or result in financial harm to us. Our efforts to protect our company data or the information we receive may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security.

  In addition, some of our developers or other partners, such as those that help us measure the effectiveness of ads, may receive or store information provided by us or by our users through mobile or web applications. We provide limited information to such third parties based on the scope of services provided to us. However, if these third parties or developers fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, our data or our users' data may be improperly accessed, used, or disclosed.

  Affected users or government authorities could initiate legal or regulatory actions against us in connection with any security breaches or improper disclosure of data, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Any of these events could have a material and adverse effect on our business, reputation, or financial results.

  Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, competition, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

  We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, data protection, and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, personal information, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions, securities law compliance, and online payment services. The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other government scrutiny. In addition, foreign data protection, privacy, competition, and other laws and regulations can impose different obligations or be more restrictive than those in the United States.

  These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. For example, regulatory or legislative actions affecting the manner in which we display content to our users or obtain consent to various practices could adversely affect user growth and engagement. Such actions could affect the manner in which we provide our services or adversely affect our financial results.

  We are also subject to laws and regulations that dictate whether, how, and under what circumstances we can transfer, process and/or receive transnational data that is critical to our operations, including data relating to users, customers, or partners outside the United States, and those laws and regulations are uncertain and subject to change. For example, in October 2015, the European Court of Justice invalidated the European Commission's 2000 Safe Harbour Decision as a legitimate basis on to rely for the transfer of data from the European Union to the United States. The European Union and United States recently agreed to an alternative transfer framework for data transferred from the European Union to the United States, called the Privacy Shield, but this new framework is subject to an annual review that could result in changes to our obligations and also may be challenged by national regulators or private parties. In addition, the other bases on which we rely to legitimize the transfer of data, such as standard Model Contractual Clauses (MCCs), have been subjected to regulatory or judicial scrutiny. If one or more of the legal bases for transferring data from Europe to the United States is invalidated, or if we are unable to transfer personal data between and among countries and regions in which we operate, we could affect the manner in which we provide our services or adversely affect our financial results.

  Proposed or new legislation and regulations could also significantly affect our business. There currently are a number of proposals pending before federal, state, and foreign legislative and regulatory bodies. In addition, the European Commission has approved a data protection regulation, known as the General Data Protection Regulation (GDPR), which has been finalized and is due to come into force in or around May 2018. The GDPR will include operational requirements for companies that receive or process personal data of residents of the European Union that are different than those currently in place in the European Union, and that will include significant penalties for non-compliance. Similarly, there are several legislative proposals in the United States, at both the federal and state level, that could impose new obligations in areas affecting our business, such as liability for copyright infringement by third parties. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.

  These laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with and may delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.

  We may incur liability as a result of information retrieved from or transmitted over the Internet or published using our products or as a result of claims related to our products.

  We may face claims relating to information that is published or made available on our products. In particular, the nature of our business exposes us to claims related to defamation, dissemination of misinformation or news hoaxes, intellectual property rights, rights of publicity and privacy, personal injury torts, or local laws regulating hate speech or other types of content. This risk is enhanced in certain jurisdictions outside the United States where our protection from liability for third-party actions may be unclear and where we may be less protected under local laws than we are in the United States. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. We could also face orders restricting or blocking our services in particular geographies as a result of content hosted on our services. If any of these events occur, our business and financial results could be adversely affected.

  Our products and internal systems rely on software that is highly technical, and if it contains undetected errors or vulnerabilities, our business could be adversely affected.

  Our products and internal systems rely on software, including software developed or maintained internally and/or by third parties, that is highly technical and complex. In addition, our products and internal systems depend on the ability of such software to store, retrieve, process, and manage immense amounts of data. The software on which we rely has contained, and will in the future contain, undetected errors, bugs, or vulnerabilities. Some errors may only be discovered after the code has been released for external or internal use. Errors, vulnerabilities, or other design defects within the software on which we rely may result in a negative experience for users and marketers who use our products, delay product introductions or enhancements, result in targeting, measurement, or billing errors, compromise our ability to protect the data of our users and/or our intellectual property or lead to reductions in our ability to provide some or all of our services. In addition, any errors, bugs, vulnerabilities, or defects discovered in the software on which we rely, and any associated degradations or interruptions of service, could result in damage to our reputation, loss of users, loss of revenue, or liability for damages, any of which could adversely affect our business and financial results.

  Technologies have been developed that can block the display of our ads, which could adversely affect our financial results.

  Technologies have been developed, and will likely continue to be developed, that can block the display of our ads, particularly advertising displayed on personal computers. We project to generate substantially all of our revenue from advertising, including revenue resulting from the display of ads on personal computers. Revenue generated from the display of ads on personal computers has been impacted by these technologies from time to time. As a result, these technologies may have an adverse effect on our financial results and, if such technologies continue to proliferate, in particular with respect to mobile platforms, our future financial results may be harmed.

  E-Cig Industry

  The market for electronic cigarettes is a niche market, subject to a great deal of uncertainty and is still evolving.

  Electronic cigarettes, were first introduced into the market in 2006, and are at an early stage of development, represent a niche market and are evolving rapidly and are characterized by an increasing number of market entrants. Our future sales and any future profits in this segment are substantially dependent upon the widespread acceptance and use of electronic cigarettes. Rapid growth in the use of and interest in, electronic cigarettes is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty.

  Therefore, we are subject to all of the business risks associated with a new enterprise in a niche market, including risks of unforeseen capital requirements, failure of widespread market acceptance of electronic cigarettes, in general or, specifically our products, failure to establish business relationships and competitive disadvantages as against larger and more established competitors.

  Electronic cigarettes have become subject to regulation by the FDA.

  In the United States, in 2016, the FDA finalized a rule extending the regulatory authority to cover all tobacco products, including vaporizers, vape pens, hookah pens, electronic cigarettes (E-Cigarettes), e-pipes, and all other Electronic Nicotine Delivery Systems (“ENDS”). FDA now regulates the manufacture, import, packaging, labeling, advertising, promotion, sale, and distribution of ENDS. This includes components and parts of ENDS, but excludes accessories. Under the new guidance, any company that make, modify, mix, manufacture, fabricate, assemble, process, label, repack, relabel, or import any tobacco product is considered a tobacco product manufacturer.  Importers of finished tobacco products may be distributors and manufacturers of tobacco products.  Importers who do not own or operate a domestic establishment engaged in the manufacture, preparation, compounding or processing of a tobacco product are not required to register their establishment or provide product listing. However, they must comply with all other applicable tobacco product manufacturer requirements.

  However, recent statements by FDA have begun to clear up the U.S. federal agency’s position on nicotine free e-liquids and synthetic nicotine.  According to court statements made by the FDA, some devices that truly contain no nicotine (or only synthetic nicotine) may not be subject to the deeming regulations, depending on the circumstances in which they are likely to be used.  Some disposable, closed-system devices with zero-nicotine or synthetic nicotine e-liquids may also escape regulation as tobacco products if they meet certain further criteria. We believe our products fall under this guidance and not regulated by the FDA.  However, even if products currently fall outside the scope of the deeming rule, the FDA could choose to regulate them later.

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

  We rely almost exclusively on a Chinese factory for the manufacturing of eCigs. Therefore, our ability to maintain operations is dependent on this third-party manufacturer. Our manufacturer has the capacity to produce 20,000 eCigs per week. Currently, it takes our manufacturer approximately 8 hours to produce 1,000 eCigs.

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

  Further, the following represent the processes in this production  by the manufacturer.  Our average eCig orders of 5,000 units take around 3 weeks to come in to our warehouse from the time of the original order placement from our Chinese manufacturer.  Furthermore, we do not currently have any exclusive product or distribution arrangements with our manufacturer and the loss or disruption of the production of our products could have a material adverse effect on our business, financial condition and results of operations.

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

  Since the commencement of trading of our common stock on the OTC Markets, the market price of our common stock has been volatile, and fluctuates widely in price in response to various factors, which are beyond our control. Since the commencement of trading of our common stock on the OTC Markets, the price of our common stock went from $0.02 per share to almost $0.90 per share. The price of the stock as of fiscal year ending April 30, 2017 was trading at $0.24 per share. We attribute this large fluctuation especially on the industry that we operate in. Management believes that when the industry is doing well, we believe our stock price will benefit but when the industry is experience a down turn, we will not be immune from the decline.

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

  The Company’s Series A Preferred Stock is held by our CEO and carries super majority voting rights and became convertible in April 2016.

  On September 23, 2013, the Company entered into a Share Cancellation / Exchange / Return to Treasury Agreement with Paul Rsenberg, the chief executive officer of mCig, Inc., for the cancellation of 230,000,000 shares of our common stock held by Mr. Rosenberg in exchange for 23,000,000 shares of our company’s Series A Preferred Stock. As of April 30, 2017 Mr. Rosenberg owned 12,775,000 Series A Preferred.  The Series A Preferred shares of mCig, Inc. carry ten (10) votes per each share of Preferred stock while mCig, Inc’s common shares carry one (1) vote per each share outstanding.  Consequently, the result of all matters to be voted upon by the shareholders may be controlled by Mr. Rosenberg, who can base his vote upon his best judgment and his fiduciary duty to the shareholders. There are no plans or intentions for Mr. Rosenberg to convert his Series A Preferred Stock at present or after April 30, 2017.

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

  ITEM 1B.  UNRESOLVED STAFF COMMENTS.

  Not applicable.

  ITEM 2.  PROPERTIES.

  We currently lease our corporate office facilities at 2901 Highland Dr., Unit 13B, Las Vegas,  Nevada 89109. In addition to this facility, the Company operates out of the following locations:

  Philadelphia, Pennsylvania:  The Company’s current distribution center for shipment of its Hemp based CBD products and electronic cigarettes.

  Orange Park and Melbourne, Florida:    The Company’s current Hemp CBD product infrastructure under MCIG Internet Sales, Inc., and Tuero Capital, Inc.  The facilities are co-located in the operations of our paid Consultants and all rent cost are incorporated in our payments to the Consultants.

  Watford, United Kingdom: The Company’s address for processing international orders and payment processing. The facilities are co-located in the operations of our paid Consultants and all rent cost are incorporated in our payments to the Consultants.

  Glyfada, Athens, Greece:  The Company’s address for international intellectual property rights for Europe, Middle East, and Africa, where applicable. The facilities are co-located in the operations of our paid Consultants and all rent cost are incorporated in our payments to the Consultants.

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

Period	High	Low
May 1, 2015 through July 31, 2015	$0.105	$0.033
August 1, 2015 through October 31, 2015	$0.049	$0.021
November 1, 2015 through January 31, 2016	$0.048	$0.019
February 1, 2016 through April 30, 2016	$0.056	$0.029
May 1, 2016 through July 31, 2016	$0.043	$0.026
August 1, 2016 through October 31, 2016	$0.138	$0.028
November 1, 2016 through January 31, 2017	$0.423	$0.082
February 1, 2017 through April 30, 2017	$0.498	$0.202

  The closing price of our common stock as reported on the OTCQB Marketplace was $0.24 on August 15, 2017.

  (b) Holders

  As of August 15, 2017, there were approximately 70 owners of record for our common stock. This does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to the common stock.

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

  Options granted under the Plan are exercisable at the exercise price of grant and, subject to termination of employment, expire three years from the date of issue, are not transferable other than on death, and vest in monthly installments commencing at various times from the date of grant. A summary of the Company’s stock option plan as of April 30, 2017 is presented below:

Shares

Options outstanding at May 1, 2016

Granted	32,800,000
Forfeited	10,800,000
Exercised	9,923,170
Options outstanding at April 30, 2017	14,276,830
Options exercisable at April 30, 2017	13,276,830

  There are currently 28,000,000 unissued options under the 2016 Stock Option Plan.

  (e) Recent Sales of Unregistered Securities

  In the year ended April 30, 2017, we issued an aggregate of 9,823,325 shares of common stock valued at approximately $312,322 for professional services. In addition, the Company issued 23,104,575 common shares for investments in the amount of $3,844,444.

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

  (f) Issuer Purchases of Equity Securities

  None.

  ITEM 6.  SELECTED FINANCIAL DATA.

  We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein.  Further, this MD&A should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in this Annual Report on Form 10-K for the years ended April 30, 2017 and 2016, as well as the “Business” and “Risk Factors” sections within this Annual Report on Form 10-K.  The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles.

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

  Overview

  Originally, we were formed to open and operate a full-service day spa in Montrose, California.  In October 2013, we repositioned ourselves as a technology company focused on two long-term secular trends sweeping the globe: (1) The decriminalization and legalization of marijuana for medicinal or recreational purposes; and, (2) the adoption of electronic vaporizing cigarettes (commonly known as “eCigs”).

  The Company initially earned revenue through wholesale and retail sales of electronic cigarettes, vaporizers, and accessories in the United States. It offered electronic cigarettes and related products through its online store at www.mcig.org, as well as through the company’s wholesale, distributor, and retail programs. We expanded operations to include the VitaCig brand in 2014.

  In 2015 we began offering hemp based cannabinoid (“CBD”) products through various websites.

  In 2016 the Company expanded its products and services to include construction.

  In 2017, we added consulting services in the cannabis industry.  In addition, we launched a social media platform, 420Cloud, in the cannabis markets.  The Company continues to look at strategic acquisitions and product and service developments for future growth.  We are currently incubating a cannabis supply company.

  During this fiscal year, we operated the following websites (which are not incorporated as part of this Form 10K report):

•	www.mcig.org
•	www.vitacig.org
•	www.chillcbdoil.com
•	www.vitacbd.com
•	www.vapolution.com
•	www.420cloud.com
•	www.growcontractors.com
•	www.420jobsearch.com
•	www.cbd.biz
•	www.cherryhempoil.com

  Since October 2013, we have positioned ourselves as a company focused on two long-term secular trends:

  (1) The decriminalization and legalization of marijuana for medicinal or recreational purposes - legalizing medicinal and recreational marijuana usage is steadily on the rise not only domestically but also internationally; and,

  (2) The adoption of electronic vaporizing cigarettes (commonly known as “eCigs”), as smokers move away from traditional cigarettes onto e-cigarettes.

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

  Revenue Recognition Policies

  The Company recognizes revenue on our products and services in accordance with the Securities Exchange Commission (SEC) Staff Accounting Bulletin No. 104, Revenue Recognition, corrected copy (which superseded Staff Accounting Bulletin No. 101) “Revenue Recognition in Financial Statements”.

  Revenue Recognition for Retail Sales

  Revenues for retail sales are presented net of discounts. In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Where arrangements have multiple elements, revenue is allocated to the elements based on the relative selling price method and revenue is recognized based on our policy for each respective element. We generate revenue primarily from sales of the electronic cigarettes, components for electronic cigarettes, CBD products, and related accessories. We recognize revenue when the product is shipped.

  Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.

  Product revenue is recognized when the Company has an executed agreement, the product has been delivered and costs can be measured reliably, the amount of the fee to be paid by the customer is fixed and determinable, and the collection of the related receivable is deemed probable from the outset of the arrangement. If for any of the product or service offerings, the Company determines at the outset of an arrangement that the amount of revenue cannot be measured reliably, and the Company concludes that the inflow of economic benefits associated with the transaction is not probable, then the revenue is deferred until the arrangement fee becomes due and payable by the customer. If, at the outset of an arrangement, the Company determines that collectability is not probable, and the Company concludes that the inflow of economic benefits associated with the transaction is not probable, then revenue recognition is deferred until the earlier of when collectability becomes probable or payment is received. If collectability becomes unlikely before all revenue from an arrangement is recognized, the Company recognizes revenue only to the extent of the fees that are successfully collected unless collectability becomes reasonably assured again. If a customer is specifically identified as a collection risk, the Company does not recognize revenue except to the extent of the fees that have already been collected.

  Freight revenue is recognized as the cost of shipping the product to the customer plus a nominal markup.

  The Company recognizes product returns as a reduction to revenue.  Other forms of customer adjustments are accounted for in the same manner.

  The Company will on occasion place finished goods on consignment with a customer.  Finished goods are recorded on the Balance Sheet as part of Inventory until the product is purchased.

  Revenue Recognition for Construction

  The Company measures construction revenue as a Cost-type contract in accordance with ASC 605, Revenue Recognition (Topic 605), Revenue from Contracts with Customers, which discusses accounting for performance of construction contracts.  The Company recognizes revenue on a cost-plus basis, provisions for reimbursable costs (which are generally spelled out in the contract), overhead recovery percentages, and fees. A fee may be a fixed amount or a percentage of reimbursable costs or an amount based on performance criteria. Generally, percentage fees may be accrued as the related costs are incurred, since they are a percentage of costs incurred, and profits therefore are recognized as costs are incurred.

  Revenue Recognition for Software

  Typically, the Company's software license agreements are multiple-element arrangements as they may also include maintenance, professional services, and hardware. Multiple-element arrangements are recognized as the revenue for each unit of accounting is earned based on the relative fair value of each unit of accounting as determined by an internal analysis of prices or by using the residual method. A delivered element is considered a separate unit of accounting if it has value to the customer on a standalone basis, and delivery or performance of the undelivered elements is considered probable and substantially under the Company's control. If these criteria are not met, revenue for the arrangement as a whole is accounted for as a single unit of accounting. Where company-specific objective evidence of fair value cannot be determined for undelivered elements, the Company determines fair value of the respective element by estimating its stand-alone selling price, which is also applied for the presentation as part of the revenue categories noted above when certain of those elements are deemed to be a single unit of accounting.

  The Company typically sells or licenses software on a perpetual basis, but also licenses software for a specified period. Revenue from short-term time-based licenses, which usually include support services during the license period, is recognized ratably over the license term. Revenue from multi-year time based licenses that include support services, whether separately priced or not, is recognized ratably over the license term unless a substantive support service renewal rate exists; if this is the case, the amount allocated to the delivered software is recognized as software revenue based on the residual approach once the revenue criteria have been met. In those instances where the customer is required to renew mandatory support and maintenance in order to maintain use of the licensed software over the license term, the Company recognizes the consideration attributable to the license and support for the initial term of the arrangement attributable to the license and support over the initial one-year term and recognizes revenue for the support renewal fees in subsequent years over the respective renewal periods.

  Revenue from the license of software involving significant implementation or customization essential to the functionality of the Company's product, is recognized under the percentage-of-completion method of contract accounting based either on the achievement of contractually defined milestones or based on labor hours. Any probable losses are recognized immediately in profit or loss. In certain situations where the outcome of an arrangement cannot be estimated reliably, costs associated with the arrangement are recognized as incurred. In this situation, revenues are recognized only to the extent of the costs incurred that are probable of recovery.

  Maintenance and other recurring revenue primarily consists of fees charged for customer support on software products post-delivery and also includes, to a lesser extent, recurring fees derived from combined software/support contracts, transaction revenues, managed services, and hosted products. The company specific fair value of maintenance is typically derived from rates charged to renew these services after an initial period. Maintenance revenue remaining to be recognized in profit or loss is recognized as deferred revenue in the consolidated statements of financial position when amounts have been billed in advance and the term of the service period has commenced.

  Professional Services revenue including implementation, training and customization of software is recognized by the stage of completion of the arrangement determined using the percentage of completion method noted above or as such services are performed as appropriate in the circumstances. The revenue and profit of fixed price contracts is recognized on a percentage of completion basis when the outcome of a contract can be estimated reliably. When the outcome of the contract cannot be estimated reliably, the amount of revenue recognized is limited to the cost incurred in the period. Losses on contracts are recognized as soon as a loss is foreseen by reference to the estimated costs of completion.

  Management exercises judgement in determining whether a contract's outcome can be estimated reliably. Management also applies estimates in the calculation of future contract costs and related profitability as it relates to labor hours and other considerations, which are used in determining the value of amounts recoverable on contracts and timing of revenue recognition. Estimates are continually and routinely revised based on changes in the facts relating to each contract. Judgement is also needed in assessing the ability to collect the corresponding receivables.

  The timing of revenue recognition often differs from contract payment schedules, resulting in revenue that has been earned but not billed. These amounts are included in work in progress. Amounts billed in accordance with customer contracts, but not yet earned, are recorded and presented as part of deferred revenue.

  Our operating results for the years ended April 30, 2017 and 2016 are summarized as follows:

	For the year ended April 30,
	2017	2016
Revenue	$4,777,072	$1,723,421
Cost of Goods Sold	2,881,043	1,432,648
Gross Profit	1,896,029	290,773
Expenses	967,040	1,699,728
Net Income (Loss) from operations	$928,989	$(1,408,955)

36

  Revenue

  Our revenue from continuing operations for the year ended April 30, 2017 was $4,777,072 compared to $1,723,421, an increase of $3,053,651 or approximately 277%, from the year ended April 30, 2016.  Revenues consists of $2,327,144 in construction, $1,260,081 in CBD sales, $775,747 in e-Cig sales, $68,652 in cannabis supplies sales, and $345,448 in corporate sales.

  Cost of Goods Sold

  Our cost of goods sold for the year ended April 30, 2017 was $2,881,043 compared to $1,432,648 for the year ended April 30, 2016. The cost of goods consisted of $2,042,726 in construction cost, $606,892 in resale products, $147,182 in commissions, $84,243 in other fees that include merchant fees and shipping. The increase in cost of goods is primarily due to construction costs and commissions for sales.

  Gross Profit

  Our gross profit for the year ended April 30, 2017 was $1,896,029 compared to $290,773 for the year ended April 30, 2016. The gross profit of $1,896,029 for the year ended April 30, 2017 represents approximately 39.6% as a percentage of total revenue. The gross profit of $290,773 for the year ended April 30, 2016 represents approximately 16.8% as a percentage of total revenue. This increase in the gross profit is primarily attributed to the CBD sales.

  Operating Expenses

  Our operating expenses decreased by $732,688 to $967,040 for the year ended April 30, 2017, from $1,699,728 for the year ended April 30, 2016. The decrease was primarily due to the decrease in stock based compensation of $1,187,383, an increase in research and development of $10,014, an increase in professional fees of $35,417, a decrease in selling, general and administrative expenses of $40,925, an increase in marketing and advertising of $136,227, an increase in amortization and depreciation of $3,829, and an increase in consulting fees of $310,133.

  Our total operating expenses for the year ended April 30, 2017 of $967,040 consisted of $151,675 of stock based compensation, $122,324 of selling, general and administrative expenses, $63,862 in professional fees, $465,541 in consulting fees, $136,227 in marketing and advertising, $15,530 in research and development, and $11,881 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, travel, rent, office supplies and other expenses.

  Net Income

  Our net income increased by $2,337,944 to $929,989 for the year ended April 30, 2017 from a net loss of $1,408,955 for the year ending April 30, 2016. The increase  in net income compared to the prior year is a result of the increase in gross profit of $1,605,256 and the decrease in operating expenses of 732,688.

  Liquidity and Capital Resources

  Introduction

  During the year ended April 30, 2017, our operating cash flow was 1,554,120 increasing our cash on hand as of April 30, 2017 to $1,634,662.

  Cash Requirements

  We had cash available of $1,634,662 as of April 30, 2017.  Based on our revenues, cash on hand and current monthly burn rate, the company is positioned to remain a going concern for the upcoming fiscal year.  Without stock based compensation and/or the raising of capital, the company projects it has enough capital to sustain operations for a period of approximately the next 12 months.

  Sources and Uses of Cash

  Operations

  We had cash provided in continuing operating activities of $2,442,264 for the year ended April 30, 2017, as compared to net cash used in continuing operation of $46,322 for the year ended April 30, 2016.

  Investments

  Cash used by investing activities of was $1,133,453 for the year ended April 30, 2017, as compared to $0 for the year ended April 30, 2016.

  In the year ended April 30, 2017, the company issued stock in non-cash investing activities of $816,624 in the acquisition of various internet domains, websites, and trademarks, $3,063,635 in the acquisition of 420 Cloud, and $160,008 in the purchase of Agri-Contractors, LLC.

  In the year ended April 30, 2017, the company was returned stock in non-cash activities of $653,371 for Vapolution settlement and $166,647 for stock based compensation in which services were not provided.

  Financing

  We had net cash provided by continuing financing activities of $245,309 for the year ended April 30, 2017, as compared to $24,173 for the year ended April 30, 2016.  Our financing activities consisted of borrowings from a related party, notes receivable and notes payable and net proceeds from the issuance and acquisition of stock.

  Off-Balance Sheet Arrangements

  As of April 30, 2016, the Company owned 230,000,000 of VitaCig, Inc., with a value of $2,300,000.  Subsequently to the end of the fiscal year, the Company has reduced its ownership in VitaCig, Inc., by 172,500,000 common shares to 57,500,000 as part of its acquisition of the VitaCig business.

  Going Concern

  Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the years ended April 30, 2017 and 2016 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K. 38

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

39

  REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and Stockholders of

  mCig Inc.

  We have audited the accompanying consolidated balance sheets of mCig Inc. (hereinafter," the Company"), and its subsidiaries at April 30, 2017, and the related consolidated statements of operation, cash flows, and stockholders’ equity for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

  The financial statements of the Company as April 30, 2016, and for the year then ended were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated August 31, 2016.

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

  In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of mCig Inc. and its subsidiaries as of April 30, 2017, and the results of their operations and their cash flows for the periods described above, in conformity with accounting principles generally accepted in the United States of America.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, as of April 30, 2017, while the Company has positive cash flow and has recognized a substantial gain in 2017,  there are no assurances the Company can continue to generate a profit or maintain positive cash flow. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ Dov Weinstein & Co. C.P.A. (Isr)

  Jerusalem, Israel

  August 25, 2017

F-1

  Report of Independent Registered Public Accounting Firm

  To the Board of Directors and Stockholders of

  mCig, Inc.

  Henderson, Nevada

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

  /s/ MaloneBailey, LLP

  Houston, Texas

  August 31, 2016

mCig, Inc.
and SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	April 30,	April 30,
	2017	2016
Current Assets
Cash and cash equivalents	$ 1,634,662	$ 80,542
Accounts receivable, net	149,968	6,120
Inventory	54,278	7,268
Notes receivable	1,529	-
Prepaid expenses	147,015	-
Total current assets	1,987,452	93,930
Property, plant and equipment, net	3,070,497	1,334
Due from related party	-	186,276
Cost basis investment	902,023	67,500
Intangible assets, net	1,018,302	488
Total assets	$ 6,978,274	$ 349,528

The accompanying notes are an integral part of these audited financial statements.

F-3

mCig, Inc.
and SUBSIDIARIES
Consolidated Balance Sheets
LIABILITIES AND STOCKHOLDERS' EQUITY
	April 30,	April 30,
	2017	2016
Current liabilities
Accounts payable and accrued expenses	$ 779,995	$ 45,385
Due to shareholder	173,312	24,173
Other current liabilities	150,000	-
Reserve for uncollected accounts	11,030	-
Deferred revenue	517,033	6,502
Total current liabilities	1,631,370	76,060
Total Liabilities	1,631,370	76,060
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;	1,285	2,300
	12,850,000 and 23,000,000 shares issued and outstanding, as
of April 30, 2017 and April 30, 2016, respectively.
Common stock, $0.0001 par value, voting; 560,000,000 shares	38,609	30,631
authorized; 386,092,219 and 306,314,216 shares issued, and
outstanding, as of April 30, 2017 and April 30, 2016, respectively.
Treasury stock	(680,330)	-
Additional paid in capital	11,118,841	6,916,635
Accumulated deficit	(5,131,501)	(6,658,558)
Total stockholders' equity	5,346,904	291,008
Non-controlling interest	-	(17,540)
Total equity	5,346,904	273,468
Total liabilities and stockholders' equity	$ 6,978,274	$ 349,528

The accompanying notes are an integral part of these audited financial statements.

F-4

mCig, Inc.
and SUBSIDIARIES
Consolidated Statements of Operations

	For the period ended April 30,
	2017	2016

Sales	$ 4,777,072	$ 1,723,421
Construction costs	2,042,726	-
Merchandise	606,892	-
Commissions	147,182	-
Merchant fees, shipping, and other costs	84,243	1,432,648
Total Cost of Sales	2,881,043	1,432,648
Gross Profit	1,896,029	290,773
Selling, general, and administrative	122,324	163,249
Professional fees	63,862	28,445
Stock based compensation	151,675	1,339,058
Marketing & advertising	136,227	-
Research and development	15,530	5,516
Consultant fees	465,541	155,408
Amortization and depreciation	11,881	8,052
Total operating expenses	966,040	1,699,728
Income (Loss) from operations	928,989	(1,408,955)
Other income (expense)	615,608	-
Net income (loss) before non-controlling interest	1,544,597	(1,408,955)
Gain attributable to non-controlling interest	(17,540)	17,540
Net income (loss) attributable to controlling interest	1,527,057	$ (1,391,415)
Basic and diluted (Loss) per share:
Income(Loss) per share from continuing operations	0.0040	(0.00)
Income(Loss) per share	0.0040	(0.00)
Weighted average shares outstanding - basic and diluted	386,092,219	293,680,673
The accompanying notes are an integral part of these audited financial statements.

F-5

MCIG, INC.
and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

							Additional	Non-controlling		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Equity (Deficit)
Balance – April 30, 2015	23,000,000	$ 2,300	278,261,617	$27,826	-	$ -	$5,924,447	$ -	$(5,267,143)	$ 687,430
Stock issued for services	-	-	25,552,599	2,555	-	-	924,938	-	-	927,493
Stock issued for investing acquisition	-	-	2,500,000	250	-	-	67,250	-	-	67,500
Net loss	-	-	-	-	-	-	-	(17,540)	(1,391,415)	(1,408,955)
Balance – April 30, 2016	23,000,000	$ 2,300	306,314,216	$30,631	-	$ -	$6,916,635	$(17,540)	$(6,658,558)	$ 273,468
Stock issued for services	-	-	9,873,325	987	-	-	317,335	-	-	318,322
Stock issued for investing acquisitions	-	-	22,104,575	2,210	-	-	3,345,667	-	-	3,347,877
Stock returned by CEO	(7,000,000)	(700)	-	-	-	-	-	-	-	(700)
Stock converted from preferred to common	(3,200,000)	(320)	32,000,000	3,200	-	-	(1,980)	-	-	900
Stock returned in settlement of Vapolution			(1,700,000)	(170)	1,700,000	(680,330)	-	-	-	(680,500)
Stock returned by shareholders	-	-	(3,524,923)	(352)	-	-	(166,295)	-	-	(166,647)
Stock issued from ESOP	-	-	9,499,519	950	-	-	230,350	-	-	231,300
Stock issued from warrant exercise	-	-	10,833,102	1,083	-	-	269,744	-	-	270,828
Stock issued through note conversion	-	-	694,444	69	-	-	24,931	-	-	25,000
Stock issued for investing	50,000	5		-		-	199,995	-	-	200,000
Adjustment for Scalable Solutions Business Closure							(17,540)		17,540
Net income (loss)	-	-	-	-	-	-			1,527,057	1,527,057
Balance – April 30, 2017	12,850,000	$ 1,285	386,094,258	$38,609	1,700,000	$(680,330)	$11,118,841	-	(5,131,561)	5,346,904

The accompanying notes are an integral part of these audited financial statements.

F-6

mCig, Inc.
and SUBSIDIARIES
Statements of Cash Flows
For the Year Ended April 30,
	2017	2016
Cash flows from operating activities:
Net (Loss)	$ 1,527,057	$ (1,408,955)
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Depreciation and amortization	11,881	8,052
Common stock issued for services	(14,972)	927,493
Bad debt expense	-	5,000
Decrease (Increase) in:
Accounts receivable, net	(143,848)	26,021
Receivable related party	-	(86,012)
Inventories	(47,010)	33,279
Prepaid expenses and other current assets	(147,015)	411,566
Accounts payable, accrued expenses and taxes payable	734,611	30,732
Deferred revenue	510,530	6,502
Reserve for uncollectable accounts	11,030	-
Total adjustment to reconcile net income to net cash	915,207	1,362,633
Net cash provided In operating activities	2,442,264	(46,322)
Cash flows from investing activities:
Increase (Decrease) in:
Cost basis investments	(1,034,523)	-
Acquisition of property, plant and equipment	(19,453)	-
Acquisition of intangible assets	(79,478)	-
Net cash received in investing activities	(1,133,453)	-

The accompanying notes are an integral part of these audited financial statements.

F-7

mCig, Inc.
and SUBSIDIARIES
Statements of Cash Flows
For the Year Ended April 30,
continued
	2017	2016

Cash flows from financing activities:
Borrowing from related party	168,406	-
Advances to related parties	186,276	-
Notes receivable	(1,529)	-
Notes payable	150,000	-
Advances from related party	-	24,173
Treasury stock	(680,330)	-
Proceeds from issuance of stock, net	422,487	-
Net cash provided by (used in) financing activities	245,309	24,173
Net change in cash	1,554,120	(22,149)
Cash at beginning of year	80,542	102,691
Cash at end of year	$ 1,634,662	$ 80,542

Supplemental disclosure of cash flows information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Non-cash investing and financing activities:
Stock issued for purchase of internet domains, websites, and trademarks	$ 816,624	$ -
Stock issued for purchase of 420 Cloud software platform	$3,063,635	$ -
Stock returned and inventory received as settlement of Vapolution, net	$ 653,371	$ -
Stock issued for purchase of Agri-Contractors	$ 160,008	$ -
Stock received by Stony Hill Corp for VitaCBD brand	$ 700,000	$ -
Stock received by VitaCBD, LLC in exchange for 20% rights to VitaCBD brand	$ 200,000	$ -
Stock returned for services not rendered under stock based compensation	$ 166,647	$ -
Conversion of preferred stock to common stock	$ 1,020	$ -

Shares Issued for Acquisition of Vapolution	$ -	$ 67,500
The accompanying notes are an integral part of these audited financial statements.

F-8

  mCig, INC.

  And SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Note 1. Organization and Basis of Presentation

  The accompanying consolidated audited financial statements of mCig, Inc., (the “Company”, “we”, “our”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

  Basis of Presentation and Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany accounts and transactions have been eliminated.

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Agri-Contractors, LLC (“AGRI”), GigETech, Inc., (“GIGE”), Grow Contractors Inc., (“GROW”), mCig Internet Sales, Inc., (“MINT”), Scalable Solutions, LLC (“SS”), Vapolutions, Inc., (“VAPO”), VitaCig, Inc., (“VITA”).

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

  The Company initially earned revenue through wholesale and retail sales of electronic cigarettes, vaporizers, and accessories in the United States. It offered electronic cigarettes and related products through its online store at www.mcig.org, as well as through the company’s wholesale, distributor, and retail programs. We expanded operations to include the VitaCig brand in 2014.

  The Company has been involved in the marijuana and cannabinoid (CBD), and electronic cigarette industries.  It currently markets, sales, services, and distributes cannabis wholesale supplies, CBD products, software, and electronic cigarettes, vaporizers, and accessories internationally and in the United States.

  In 2015 we began offering hemp based cannabinoid (“CBD”) products through various websites and wholesale distribution.  In 2016 the Company expanded its products and services to include construction.  In 2017 we added consulting services in the cannabis industry.  In addition, we launched a social media platform, 420Cloud, in the cannabis markets.   The Company continues to look at strategic acquisitions and product and service developments for future growth.  We are currently incubating a cannabis supply company. During this fiscal year, we operated the following websites (which are not incorporated as part of this Form 10K report):

•	www.mcig.org
•	www.vitacig.org
•	www.chillcbdoil.com
•	www.vitacbd.com
•	www.vapolution.com
•	www.420cloud.com
•	www.growcontractors.com
•	www.420jobsearch.com
•	www.cbd.biz
•	www.cherryhempoil.com

  Subsidiaries of the Company

  The Company currently operates, in addition to mCig, Inc., nine wholly owned subsidiaries which are consolidated:

  Agri-Contractors, LLC

  On November 18, 2016 we acquired, through a Purchase Agreement, Agri-Contractors, LLC.  We combined the operations of Agri-Contractors with Grow Contractors Corp and expanded the services to include consulting.  We merged the operations of Agri-Contractors, LLC with Grow Contractors in December 2016.  Agri-Contractors, LLC provides consulting services to grow facilities, production companies, and dispensaries servicing the cannabis medical and recreational markets.

  GigETech, Inc.

  We incorporated GigETech, Inc., in the state of Delaware on April 3, 2017.  We then assigned our newly acquired social media platform software to GigETech.  We launched the social media platform on April 20, 2017. GigETech, Inc., is a wholly owned subsidiary of the Company.

  Grow Contractors Inc

  The Company incorporated Grow Contractors Inc., on December 5, 2016.  Grow Contractors Inc, operates the construction and consulting segment.  On November 18, 2016 Grow Contractors Inc., the Company purchased Agri-Contractors, LLC and subsequently merged operations with Grow Contractors Inc. Agri-Contractors, LLC will be absorbed by Grow Contractors Inc., over a period of time yet to be determined.  Grow Contractors Inc., is a wholly owned subsidiary of the Company.

  mCig Internet Sales, Inc.

  On June 1, 2016, the Company incorporated mCig Internet Sales, Inc., (“mCig Internet”) in the state of Florida in order to operate our CBD business and to consolidate all wholesale and online retail sales from various websites.  mCig Internet is a wholly owned subsidiary of the Company.

  Scalable Solutions, LLC

  The Company organized Scalable Solutions, LLC (“SS”) on March 7, 2016 under the laws of the state of Nevada. mCig has been issued 40 membership units and Zoha Development, LLC (“ZOHA”) has been issued 20 units.  ZOHA has a ten year option to purchase 40 additional units which expires March 6, 2026. We subsequently closed Scalable Solutions, LLC on December 31, 2016.

  Vapolution, Inc.

  On January 23, 2014, the Company entered into a Stock Purchase Agreement acquiring 100% ownership in Vapolution, Inc., which manufactures and retails home-use vaporizers. As part of this transaction, .mCig, Inc. issued 5,000,000 common shares to shareholders of Vapolution, Inc. in two separate payments of 2,500,000 common shares. The shareholders of Vapolution, Inc. retained the right to rescind the transaction, which expired on January 23, 2015 but was extended to May 23, 2015. Subsequently, on August 25, 2015, the final payment to the shareholders of Vapolution as extended to September 30, 2015 and the right to rescind the transaction was extended to June 30, 2017.  On April 30, 2015 the Company impaired the $625,000 initial investment into Vapolution, Inc., but maintains the $67,500 investment on its balance sheet for the second payment.

  On January 23, 2014, Paul Rosenberg, CEO of mCig, Inc. cancelled an equal amount (2,500,000 shares) of common shares owned by him resulting in a net non-dilutive transaction to existing mCig, Inc. shareholders. The remaining 2,500,000 of common shares owned by Paul Rosenberg were cancelled to offset the 2,500,000 new shares issued from the treasury to complete the purchase of Vapolution, Inc.

  On January 17, 2017 the Company entered into a settlement agreement with the previous owners of Vapolution, Inc., whereby they returned to the Company 1,700,000 shares of MCIG common stock, $961 in cash, and $40,541 in inventory. Prior to this, Vapolution was not incorporated in to the consolidated financial statements of the Company.  Effective January 17, 2017 we began consolidating Vapolution with the Company’s financial reports.  Vapolution, Inc., is wholly owned by mCig, Inc.

  VitaCig, Inc.

  On May 26, 2016 we incorporated VitaCig, Inc., (“VitaCig”) in the state of Florida.  VitaCig headquarters our global e-cig operations.  VitaCig, Inc., is a wholly owned subsidiary of the Company.

  Note 2. Summary of Significant Accounting Policies

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

  Revenue Recognition Policies

  The Company recognizes revenue on our products and services in accordance with the Securities Exchange Commission (SEC) Staff Accounting Bulletin No. 104, Revenue Recognition, corrected copy (which superseded Staff Accounting Bulletin No. 101) “Revenue Recognition in Financial Statements”.

  Revenue Recognition for Retail Sales

  Revenues for retail sales are presented net of discounts. In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. Where arrangements have multiple elements, revenue is allocated to the elements based on the relative selling price method and revenue is recognized based on our policy for each respective element. We generate revenue primarily from sales of the electronic cigarettes, components for electronic cigarettes, CBD products, and related accessories. We recognize revenue when the product is shipped.

  Amounts billed or collected in excess of revenue recognized are recorded as deferred revenue.

  Product revenue is recognized when the Company has an executed agreement, the product has been delivered and costs can be measured reliably, the amount of the fee to be paid by the customer is fixed and determinable, and the collection of the related receivable is deemed probable from the outset of the arrangement. If for any of the product or service offerings, the Company determines at the outset of an arrangement that the amount of revenue cannot be measured reliably, and the Company concludes that the inflow of economic benefits associated with the transaction is not probable, then the revenue is deferred until the arrangement fee becomes due and payable by the customer. If, at the outset of an arrangement, the Company determines that collectability is not probable, and the Company concludes that the inflow of economic benefits associated with the transaction is not probable, then revenue recognition is deferred until the earlier of when collectability becomes probable or payment is received. If collectability becomes unlikely before all revenue from an arrangement is recognized, the Company recognizes revenue only to the extent of the fees that are successfully collected unless collectability becomes reasonably assured again. If a customer is specifically identified as a collection risk, the Company does not recognize revenue except to the extent of the fees that have already been collected.

  Freight revenue is recognized as the cost of shipping the product to the customer plus a nominal markup.

  The Company recognizes product returns as a reduction to revenue.  Other forms of customer adjustments are accounted for in the same manner.

  The Company will on occasion place finished goods on consignment with a customer.  Finished goods are recorded on the Balance Sheet as part of Inventory until the product is purchased.

  Revenue Recognition for Construction

  The Company measures construction revenue as a Cost-type contract in accordance with ASC 605, Revenue Recognition (Topic 605), Revenue from Contracts with Customers, which discusses accounting for performance of construction contracts.  The Company recognizes revenue on a cost-plus basis, provisions for reimbursable costs (which are generally spelled out in the contract), overhead recovery percentages, and fees. A fee may be a fixed amount or a percentage of reimbursable costs or an amount based on performance criteria. Generally, percentage fees may be accrued as the related costs are incurred, since they are a percentage of costs incurred, and profits therefore are recognized as costs are incurred.

  Revenue Recognition for Software

  Typically, the Company's software license agreements are multiple-element arrangements as they may also include maintenance, professional services, and hardware. Multiple-element arrangements are recognized as the revenue for each unit of accounting is earned based on the relative fair value of each unit of accounting as determined by an internal analysis of prices or by using the residual method. A delivered element is considered a separate unit of accounting if it has value to the customer on a standalone basis, and delivery or performance of the undelivered elements is considered probable and substantially under the Company's control. If these criteria are not met, revenue for the arrangement as a whole is accounted for as a single unit of accounting. Where company-specific objective evidence of fair value cannot be determined for undelivered elements, the Company determines fair value of the respective element by estimating its stand-alone selling price, which is also applied for the presentation as part of the revenue categories noted above when certain of those elements are deemed to be a single unit of accounting.

  The Company typically sells or licenses software on a perpetual basis, but also licenses software for a specified period. Revenue from short-term time-based licenses, which usually include support services during the license period, is recognized ratably over the license term. Revenue from multi-year time based licenses that include support services, whether separately priced or not, is recognized ratably over the license term unless a substantive support service renewal rate exists; if this is the case, the amount allocated to the delivered software is recognized as software revenue based on the residual approach once the revenue criteria have been met. In those instances where the customer is required to renew mandatory support and maintenance in order to maintain use of the licensed software over the license term, the Company recognizes the consideration attributable to the license and support for the initial term of the arrangement attributable to the license and support over the initial one-year term and recognizes revenue for the support renewal fees in subsequent years over the respective renewal periods.

  Revenue from the license of software involving significant implementation or customization essential to the functionality of the Company's product, is recognized under the percentage-of-completion method of contract accounting based either on the achievement of contractually defined milestones or based on labor hours. Any probable losses are recognized immediately in profit or loss. In certain situations where the outcome of an arrangement cannot be estimated reliably, costs associated with the arrangement are recognized as incurred. In this situation, revenues are recognized only to the extent of the costs incurred that are probable of recovery.

  Maintenance and other recurring revenue primarily consists of fees charged for customer support on software products post-delivery and also includes, to a lesser extent, recurring fees derived from combined software/support contracts, transaction revenues, managed services, and hosted products. The company specific fair value of maintenance is typically derived from rates charged to renew these services after an initial period. Maintenance revenue remaining to be recognized in profit or loss is recognized as deferred revenue in the consolidated statements of financial position when amounts have been billed in advance and the term of the service period has commenced.

  Professional Services revenue including implementation, training and customization of software is recognized by the stage of completion of the arrangement determined using the percentage of completion method noted above or as such services are performed as appropriate in the circumstances. The revenue and profit of fixed price contracts is recognized on a percentage of completion basis when the outcome of a contract can be estimated reliably. When the outcome of the contract cannot be estimated reliably, the amount of revenue recognized is limited to the cost incurred in the period. Losses on contracts are recognized as soon as a loss is foreseen by reference to the estimated costs of completion.

  Management exercises judgement in determining whether a contract's outcome can be estimated reliably. Management also applies estimates in the calculation of future contract costs and related profitability as it relates to labor hours and other considerations, which are used in determining the value of amounts recoverable on contracts and timing of revenue recognition. Estimates are continually and routinely revised based on changes in the facts relating to each contract. Judgement is also needed in assessing the ability to collect the corresponding receivables.

  The timing of revenue recognition often differs from contract payment schedules, resulting in revenue that has been earned but not billed. These amounts are included in work in progress. Amounts billed in accordance with customer contracts, but not yet earned, are recorded and presented as part of deferred revenue.

  Research and Development

  Research and Development Expenditure on research activities, undertaken with the prospect of gaining new scientific or technical knowledge and understanding, is recognized in profit or loss as an expense as incurred.

  Expenditure on development activities, whereby research findings are applied to a plan or design for the production of new or substantially improved products and processes, is capitalized only if the product or process is technically and commercially feasible, if development costs can be measured reliably, if future economic benefits are probable, if the Company intends to use or sell the asset and the Company intends and has sufficient resources to complete development. For the year ended April 30, 2017 the Company has recognized zero, and for the year ended April 30, 2016 the Company has recognized zero as a capital asset.

  For the years ended April 30, 2017 and April 30, 2016, all research and development costs have been expensed in profit or loss.

  Concentration of Credit Risk and Significant Customers

  Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.  The Company places its temporary cash investments with financial institutions insured by the FDIC.

  Concentrations of credit risk with respect to trade receivables are limited due to the diverse group of customers to whom the Company sells. The Company establishes an allowance for doubtful accounts when events and circumstances regarding the collectability of its receivables warrant based upon factors such as the credit risk of specific customers, historical trends, other information and past bad debt history. The outstanding balances are stated net of an allowance for doubtful accounts.

  For the year ended April 30, 2017, sales to the Company’s primary four customers accounted for approximately 48.7% of revenues and 90.3% of accounts receivable. For the year ended April 30, 2016 the Company’s recognized no significant customers.

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

Segment	Subsidiary
Construction and Consulting	Scalable Solutions, Inc. Grow Contractors, Inc. Agri-Contractors, LLC
CBD	mCig Internet Sales, Inc.
Vaporizer	VitaCig, Inc. Vapolution, Inc.
Media	GigETech, Inc.
Cannabis Supplies	mCig, Inc.

F-12

  We began recording segments in 2017.  Originally, we tracked our segments as i) construction, ii) retail, and iii) wholesale.  During the third quarter of 2017, our chief operating decision maker, who is also our Chief Executive Officer, requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, we report our financial performance based on our new segments described in Note 8 – Segment Information. We have recast certain prior period amounts to conform to the way we internally manage and monitor segment performance during 2017. This change had no impact on consolidated net income or cash flows.

Business Segments
	Total Revenue		Percentage of Total Revenue
	Year Ended April 30,		Year Ended April 30,
	2017	2016	2017	2016
Consulting and Construction	$ 2,327,144	$ 51,870	48.7%	3.0%
CBD	1,260,081	1,671,551	26.4%	97.0%
Vaporizers	775,747	-	16.2%	0.0%
Media	-	-	0.0%	0.0%
Supplies	68,652	-	1.4%	0.0%
Corporate	345,448	-	7.2%	0.0%
Total	$ 4,777,072	$ 1,723,421	100.0%	100.0%

  Stock-Based Compensation

  The Company accounts for share-based awards issued to employees in accordance with FASB ASC 718, Compensation – Stock Compensation. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period.  Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. The Company applies ASC 505-50, Equity Based Payments to Non-Employees, with respect to options and warrants issued to non-employees.

  Deferred Revenue

  Payments received by the Company in advance are recorded as deferred revenue until the merchandise has shipped to the customer.

  Cost of Goods Sold

  The Company recognizes the direct cost of purchasing product for sale, including freight-in and packaging, as cost of goods sold in the accompanying statement of operations.

  Cost of Revenue

  Cost of revenue includes: manufacturing and distribution costs for products sold and programs licensed; operating costs related to product support service centers and product distribution centers; costs incurred to include software on PCs sold by OEMs, to drive traffic to our websites and products, and to acquire online advertising space; costs incurred to support and maintain Internet-based products and services, including datacenter costs and royalties; warranty costs; inventory valuation adjustments; costs associated with the delivery of consulting services; and the amortization of capitalized software development costs. Capitalized software development costs are amortized over the estimated lives of the products.

  Cash and Cash Equivalents

  The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. For cash management purposes, the company concentrates its cash holdings in an account at Bank of America. The Company had no cash equivalents at April 30, 2017 or 2016.

  Inventory

  In accordance with ASU 2015-11 – Inventory (Topic 330) – Simplifying the Measurement of Inventory, the Company’s inventory consists of finished product, mCig products valued at the lower of cost or market valuation under the first-in, first-out method of costing.

  As of April 30, 2017, the Company had no allowance for obsolescence.  The level of inventory maintained by the Company is insignificant and is typically ordered on an as needed basis, or just-in-time.

  Property, Plant, and Equipment

  Property, plant and equipment (“PPE”) are stated at cost less accumulated depreciation and amortization.  Expenditures for maintenance and repairs are charged to expense as incurred.  Additions, improvements and major replacements that extend the life of the asset are capitalized.

  Depreciation and amortization is recorded using the straight-line method over the estimated useful lives of depreciable assets, which are generally three to five years.

  The Company classifies its software under the Financial Accounting Standards Advisory Board (FASAB) Statement of Federal Financial Accounting Standards (SFFAS) No. 10, Accounting for Internal Use Software, and the Governmental Accounting Standards Board (GASB) Statement No. 42, Accounting of Costs of Computer Software Developed or Obtained for Internal Use. When software is used in providing goods and services it is classified as PPE.  The Company considers its 420 Cloud software as a major part of the Company’s operations that is intended to provide profits.

  Accounts Receivable

  The Company’s accounts receivable in its construction and retail segments.  As the retail division is either paid through credit card processing and prepaid wholesale purchases, the Company projects insignificant amounts of outstanding accounts receivable for its retail division.  The Company recognizes receipt of payment at the time the funds are deposited with the merchant services account of the Company.  When the merchant services vendor determines to maintain a reserve for potential refunds and chargebacks, the Company reviews the reserve, to i) determine if the reserve is probably uncollectible, and ii) if a loss is probable, a reasonable estimate of the amount of the loss.  We then allocate a portion of the reserve for bad debt, in accordance with FASB ASC 450-20-25-2.  Once the vendor releases the funds, the bad debt reserve is appropriately reversed.  The Company recognized $11.030 and $0 as an uncollectable reserve for the periods ending April 30, 2017 and April 30, 2016, respectively.

  Advertising Costs and Expense

  The advertising costs are expensed as incurred. During the years ended April 30, 2017 and 2016, the advertising costs were $136,227 and $53,981, respectively.

  Foreign Currency Translation

  The Company’s functional currency and its reporting currency is the United States Dollar.

  Intangible Assets

  The Company’s intangible assets consist of certain website development costs that is amortized over their useful life in accordance with the guidelines of ASC 350-30 General Intangible Other than Goodwill and ASC 350-50 Website Development Costs.  In addition to these finite intangible assets, the Company accounts for its infinite intangible assets without depreciation and/or amortization.  These assets are reviewed annually by an independent review to determine if an impairment should be recognized.  No impairment was warranted for the Company’s infinite intangible assets.

  Research and Development

  The costs of research and development are expensed as incurred. During the years ended April 30, 2017 and 2016, the research and development costs were $15,530 and $5,516, respectively.

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

  Basic and Diluted Net Loss Per Share

  The Company follows ASC Topic 260 – Earnings Per Share, and FASB 2015-06, Earnings Per Share to account for earnings per share.  Basic earnings per share (“EPS”) calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.  During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

  Basic net earnings (loss) per common share are computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of Series A convertible preferred stock, convertible debentures, stock options and warrant common stock equivalent shares.

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

  We rely almost exclusively on one Chinese factory as our principle supplier for our e-cig products. Therefore, our ability to maintain operations is dependent on this third-party manufacturer.

  Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $904,914 and $0 in excess of federally insured limits at April 30, 2017 and 2016.

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

  In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, ASU 2011-08, Intangible-Goodwill and Other (Topic 350)” Testing Goodwill for Impairment, and ASU 2012-02 Intangibles-Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment our intangible assets are evaluated for potential impairment annually, generally during the fourth quarter, by comparing the fair value of a reporting unit to its carrying value. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of to its carrying value, and any impairment determined would be recorded in the current period. The Company recognized no impairment on its intangible assets for the periods ending April 30, 2017 and April 30, 2016.

  Cost-Basis Investments

  The Company’s non-marketable equity investment in Vapolution and Stony Hill Corp is recorded using the cost-basis method of accounting, and is classified within other long-term assets on the accompanying balance sheet as permitted by FASB ASC 325, “Cost Method Investments”. During 2017 and 2016 there were no impairment losses.

  Equity-Basis Investments

  The Company accounted for its approximately 46% ownership of VitaCig, Inc., (Nevada) as an equity-basis investment. As of April 30, 2017, and April 30, 2016, there is no net book value of the ownership of VitaCig, as the pro-rata value after the Spin-off and the impairment of the investment in VitaCig.

  On June 22, 2017, the Company reduced its ownership of VitaCig, Inc., to 57,500,000 through a Separation and Transfer Agreement where the Company acquired the business operations of VitaCig in exchange for selling back to the treasury of VitaCig, Inc., (Nevada) 172,500,000.  As a condition to the action, the Company’s shares are non-dilutive for a period of 12 months.

  Warranties

  Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. Management reviews mCig’s reserves at least quarterly to ensure that its accruals are adequate in meeting expected future warranty obligations, and the Company will adjust its estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that are recorded may be material.. As a result, the products that can be returned as a warranty replacement are extremely limited. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report for the year ended April 30, 2017. Based on these actual expenses, the warranty reserve, as estimated by management as of April 30, 2017 and April 30, 2016 were at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

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

  Commitments and Contingencies

  The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies.  We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated.  As of April 30, 2017, the Company recognized a loss on contingencies of $50,000.

  Stock Options

  In September 2016, we adopted a stock option plan.  We account for stock options in accordance with ASC 718 – Compensation – Stock Compensation for employees.  The company incorporates ASC Subtopic 505-50, Equity – Equity Based Payments to Non-Employees for issuance of stock options to non-employees.

  Recent Accounting Pronouncements

  The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations, or cash flows of the Company.

  On December 15, 2016, the following two ASU’s became effective, ASU 2015-11, Simplifying the Measurement of Inventory issued July 2015 and ASU 2014-09, Revenue From Contracts With Customers, issued May 2014, and must be utilized in fiscal years beginning after the effective date.  The company has adopted and implemented the standards as part of its 2017 fiscal year.  The early implementation had no effect on the financial performance of the Company.  The Company reports its inventory by segments.

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

  In June 2014, the FASB issued ASU No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company has adopted this standard and will not report inception-to-date information.

  On May 28, 2014, the FASB issued ASU No. 2015-08 a standard on recognition of revenue from contracts with customers (Topic 606).  An issue discussed relates to when another party, along with the entity, is involved in providing a good or a service to a customer. In those circumstances, Topic 606 requires the entity to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). This determination is based upon whether the entity controls the good or the service before it is transferred to the customer. Topic 606 includes indicators to assist in this evaluation.  The Company evaluated all its contracts to determine if the Company was a principal or agent.  The Company has determined it was the principal in all its contracts.

  In March 2016, the FASB issued ASU No. 2015-03 implementing the effective dates of Intangible – Goodwill and Other (Topic 350), Business Combinations (Topic 805), Consolidation (Topic 810) and Derivatives and Hedging (Topic 815) immediately.   The Company has reviewed the topics and in compliance.  The effects of the immediate implementation of these topics have had no effect on the financial statements of the Company.

  In March 2016, the FASB issued ASU No. 2015-09, Compensation-Stock Compensation (Topic 718): “Improvements to Employee Share-Based Payment Accounting.” This ASU makes targeted amendments to the accounting for employee share-based payments. This guidance is to be applied using various transition methods such as full retrospective, modified retrospective, and prospective based on the criteria for the specific amendments as outlined in the guidance. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted, as long as all of the amendments are adopted in the same period. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

  In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2015, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under GAAP. We do not anticipate that the adoption of ASU 2014-15 will have a material impact on our consolidated financial condition or results from operations. Management’s evaluations regarding the events and conditions that raise substantial doubt regarding our ability to continue as a going concern as discussed in the notes to our consolidated financial statements included elsewhere.

  Note 3. Going Concern

  We have implemented all other new accounting pronouncements that are in effect and that may impact our financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

  The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the years ended April 30, 2017 and 2016 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

  While the Company has positive cash flow and has recognized a substantial gain in 2017, the gain is due in large part to the selling of certain assets for profit and the settlement of several claims.  There are no assurances the Company can continue to generate a profit or maintain positive cash flow.  The Company suffered losses from operations in all years prior to 2017, and has a nominal working capital surplus, which raise substantial doubt about its ability to continue as a going concern.

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

  Note 4.  Inventory

  The early implementation of ASU 2015-11, Simplifying the Measurement of Inventory had no effect on the financial performance of the Company.  The Company reports its inventory by segments.  The inventory levels for the segments for previous years are based upon best estimates of management and are provided for quality review measures only.

Inventory
For the year ending April 30,
	2017	2016	2017	2016	2017	2016
	Vaporizer Segment		CBD Segment		Total
Inventory	$39,094	$-	$15,184	$7,268	$54,278	$7,268
Allowance for obsolete inventory	-	-	-	-	-	-
Total Inventory	$39,094	$-	$65,184	$7,268	$54,278	$7,268

  Note 5:  Accounts Receivable

  The Company’s accounts receivable is primarily from its vendor tasked with accepting all credit card payments for purchases from its customers, and are held in escrow for potential chargebacks, and are reported at the amount due from the vendor.  While the Company expects these receivables to be fully collectible it has created an allowance for doubtful accounts for the period. The Company recorded $11,030 in accounts receivable from its retail customers.

  The Company maintains subscription receivables of $366,614 for the exercise of warrants and options.  The funds were not received prior to the filing of this report and as such are not incorporated in the balance sheet statement.  A complete breakdown of the accounts receivable and subscriptions receivable is as follows:

Accounts Receivable
	For the year ending April 30,
	2017	2016
A/R from credit card reserve	$11,030	$6,120
A/R from direct customers	149,968	-
Subscription receivables	366,614	-
Allowance for bad debt	(11,030)	-
Subscription receivable not received by time of filing	(366,614)	-
Total Accounts Receivable	$149,968	$6,120

F-17

  Note 6. Property, Plant and Equipment

  During 2017 the Company acquired equipment for its Rollies operation, a service whereby the company provides onsite packing services at dispensaries where marijuana cigarettes are sold.  The cost of the machine includes actual cost, transportation, travel for inspection and testing.  The Company acquired computer equipment for its Grow Contractors division, which it will depreciate over its useful life of 3 years.

  Ina major transaction, the Company acquired the 420 Cloud software environment which includes, 420 Cloud mobile, 420 Cloud browser, 420 Cloud API, 420 single sign-on mobile wallet, 420 job search, Weedistry, Ehesive, 420 cue, 420 wise guy, and Palm weed.  At the end of the fiscal year the software was still in development.  The Company launched 420 cloud mobile on April 20, 2017.

  The following is a detail of equipment at April 30, 2017 and April 30, 2016:

Property, Plant, and Equipment
	For the year ending April 30,
	2017	2016
Office furniture	$1,792	$1,792
Rollies machine	5,066	-
Computer equipment	1,544	-
420 Cloud	3,063,635
Total acquisition cost	$3,072,037	$1,792
Accumulated depreciation	1,540	458
Total property, plant, and equipment	$3,070,497	$1,334

  Depreciation expense on property, plant and equipment was $1,540 and $436 for the years ended April 30, 2017 and 2016, respectively.

  Note 7. Intangible Assets:

  Intangible assets, net consisted of the following:

Intangible Assets
		As of
		April 30, 2017
	Weighted	Gross Carrying Amount	Accumulated Amortization
	Average			Net Carrying
	Useful Life			Amount
	(in Years)
		$	$	$
Finite lived intangible assets
Website designs	5	32,208	22,891	9,317
VitaCBD, LLC	5	200,000	10,000	190,000
Total finite lived intangible assets		232,208	32,891	199,317
Infinite lived intangible assets
Internet domain names		363,348	-	363,348
Trademarks and intellectual properties		455,637	-	455,637
Total infinite lived intangible assets		818,985	-	818,985
Total Intangible Assets		1,051,193	32,891	1,018,302

Intangible Assets
		As of
		April 30, 2016
	Weighted	Gross Carrying Amount	Accumulated Amortization
	Average			Net Carrying
	Useful Life			Amount
	(in Years)
		$	$	$
Finite lived intangible assets
Website designs	5	22,591	22,103	488
Total finite lived intangible assets		22,591	22,103	488

F-18

  Amortization  expense  on  intangible  assets  was  $788  and  $7,616  for  the years ended April 30, 2017 and 2016, respectively. The weighted average remaining useful life on intangible assets at April 30, 2017 is approximately 36 months.

  The table below represents the estimated amortization of intangible assets for each of the next five years.

Year	Amortization
2018	$ 3,198
2019	3,198
2020	2,921
2022	0
2022	0
Total	$ 9,317

  Note 8. Business Segments

  The Company operates primarily in five segments; i) construction and consulting, ii) vaporizers, iii) CBD, iv) media, v) cannabis supplies, and vi) corporate. This summary reflects the Company's current segments, as described below.

  Information concerning the revenues and operating income (loss) for the year ending April 30, 2017 and 2016, and the identifiable assets for the segments in which the Company operates are shown in the following table:

Business Segments
For the Year Ended April 30, 2017	Construction	Vaporizers	CBD	Media	Supply	Corporate	Total
Revenue	$ 2,327,144	$ 775,747	$ 1,260,081	$ -	$ 68,652	$ 345,448	$ 4,777,072
Segment Income (Loss) from Operations	280,749	172,707	893,592	(12,890)	5,196	187,703	1,527,057
Total Assets	1,299,943	215,509	523,713	3,085,577	-	1,853,532	6,978,274
Capital Expenditures	9,778	60,702	247,500	3,063,635	-	1,575,856	4,957,471
Depreciation and Amortization	130	603	300	-	-	10,848	11,881

For the Year Ended April 30, 2016	Construction	Vaporizers	CBD	Media	Supply	Corporate	Total
Revenue	$ 51,870	$ -	$ 1,671,551	$ -	$ -	$ -	$ 1,723,421
Segment Income from Operations	(70,159)	-	284,441	-	-	(1,605,697)	(1,391,415)
Total Assets	16,538	-	-	-	-	332,990	349,528
Capital Expenditures	-	-	-	-	-	4,872	4,872
Depreciation and Amortization	-	-	-	-	-	8,052	8,052

  Note 9. Non-GAAP Accounting and GAAP Reconciliation – Net Income and EBITDA

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

The following tables reflect the non-GAAP Consolidated Statements of Operations for the years ending April 30, 2017 and April 30, 2016, respectively.

mCig, Inc.
and SUBSIDIARIES
Adjusted Consolidated Statements of Operations

	For the Year Ending April 30,
	2017	2016

Sales	$ 3,717,188	$ 1,723,421
Total Cost of Sales	2,881,043	1,432,648
Gross Profit	836,145	290,773
Selling, general, and administrative	122,029	163,249
Professional Fees	63,862	28,445
Marketing & Advertising	136,227	-
Research & Development	15,530	5,516
Consultant Fees	465,541	155,408
Depreciation	271	-
Total Operating Expenses	803,460	352,618
Income (Loss) From Operations	32,685	(61,845)
Other Income (Expense)	-	-
Net Loss Before Non-Controlling Interest	$ 32,685	$ (61,845)

  The  following  tables  is  a  reconciliation  of  the  EBITDA  and  Adjusted  Net  Income  (non-GAAP  measures)  to  the  Net  Income with the GAAP Consolidated Statements of Operations for the years ending April 30, 2017 and April 30, 2016, respectively.

	For year ending April 30,
CONSOLIDATED STATEMENT of OPERATIONS:	2017	2016
Net Income (Loss)	$1,527,352	$(1,408,955)
Interest	-
Depreciation and Amortization	11,881	8,052
EBITDA	$1,539,233	$(1,400,903)

Adjustment for Non-Intangible Asset Depreciation	(271)	-
Stock Based Compensation	151,675	1,339,058
Gains not in ordinary course of business	(1,607,952)	-
Settlement	(50,000)	-
Adjusted net income	$32,685	$(61,845)

  Note 10.  Sale of Assets

  On February 23, 2017, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Stony Hill Corp, a Nevada corporation (“Stony”). Pursuant to the terms and conditions of the Asset Purchase Agreement, the Company sold 80% of certain assets that comprise the VitaCBD business, which principally consisted of a brand name (the “Assets”), and an option (the “Option”) to sell the remaining 20% for an additional purchase price of $200,000. At the Closing, Stony formed a special purpose entity, VitaCBD LLC (the “Entity”), a Washington State LLC, into which Stony assigned the Assets as consideration for 80% ownership of the entity, and into which the Company assigned the remaining 20% of assets related to the Assets held by mCig as consideration for 20% ownership of the Entity. Stony shall have a majority control of the board of directors and officers and a majority control of the managers, directors and officers of the Entity. Profits and losses will be allocated based on ownership percentages.

The VitaCBD business is primarily a line of cannabidiol (“CBD”) retail brand products that include CBD tinctures, ejuices, edibles, isolates, salves, waxes, oils and capsules, as well as related trade names, social media, accounts and other related assets. The purchase price comprised of the following:

Purchase Price
Cash	$150,000
Fair value of 200,000 shares of Stony Hill Corp at $2.84 per share issued upon close of Asset Purchase Agreement	568,000
Fair value of 150,000 shares of Stony Hill Corp at $2.84 per share issued on May 24, 2017 (recorded as contractual consideration as of March 31, 2017)	426,000
Total sell price	$1,144,000
Difference in Fair Market Value and contract stated price	294,000
Total value	$850,000

  The Company applied the provisions of ASC 805, Business Combinations and ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in accounting for the sell. Under this guidance, the Company accounted for the transaction as asset sale with the revenue generated attributed to the CBD Division of MCIG.

  The Company recorded a cost basis investment of $700,000 in Stony Hill Corp.  The Company received $994,000 in Stony stock based upon the date of delivery; however, under the terms of the agreement the acquisition price was set at $2.00, the price of the stock on the date the agreement was entered into.  The Company has elected to value the asset at the lesser price.

  In addition, the Company added an intangible asset of $200,000 representing its 20% ownership into VitaCBD, LLC which shall be amortized over a period of five years. The fair value of the 20% was $212,200 on the date of assignment; however, the Company has granted Stony an option to acquire this 20% at the purchase price of $200,000.  The Company elected to value the asset at the lesser number.  Amortization totaled $10,000 for the fiscal year ended April 30, 2017 and will total $40,000 per year until depleted.

  In accordance with the Asset Purchase Agreement, if the average common stock market price of the Stony’s common stock held by mCig falls below $1.57 per share, or $550,000 total value (“Market Value”), during any 7-day period during the first year following the Second Stock Issuance (May 24, 2017), then Stony is obligated to issue to mCig additional shares of the Stony’s common stock to increase the then Market Value held by mCig to $550,000. As of purchase price of $2.00 per share for a total of $400,000, with the remainder of $300,000 in stock issued on May 13, 2017.

  Note 11. Related Parties and Related Party Transactions

  Related Parties

  In addition to the subsidiaries of the Company, the following individuals/entities have been identified as related parties in accordance with the guidelines of ASC 850 – Related Party Disclosures:

Related Parties
Name/Entity	Position	Became	Ended
Paul Rosenberg	CEO/Director	Inception	Current
Michael Hawkins	CFO	April 8, 2016	Current
Alex Mardikian	CMO	April 1, 2017	Current
Omni Health, Inc.	Greater than 10% stockholder	Inception	June 22, 2016
VitaCBD, LLC	Greater than 10% stockholder	March 15, 2017	Current
Zoha Development, LLC	Scalable Solutions	March 3, 2016	December 31, 2016
Robert Kressa	CEO, Grow Contractors	November 1, 2016	Current
Ronald Sassano	Construction Manager	March 3, 2016	Current

  Intercompany Transfer Balances

  We are a holding company that operates 9 subsidiaries.  The Company will provide intercompany transfers between itself and the subsidiaries as needed for operations.  In addition, a subsidiary may provide an intercompany transfer to one of MCIG’s other subsidiary.   The company documents these transfers as Intercompany Transfers which are eliminated under consolidation and eliminations.  The following balances are recorded as Intercompany Transfers as of April 30, 2017:

  Details of intercompany transfers balances between the Company and its subsidiaries consist of:

Intercompany Transfers
		As of
		April 30, 2017
Lender	Borrower	Amount
mCig, Inc.	Grow Contractors Inc.	$ 465,575
VitaCig, Inc.	mCig, Inc.	8,982
mCig, Inc.	mCig Internet Sales, Inc.	451,022
mCig, Inc.	GigESoft, Inc.	3,076,467
mCig, Inc.	Vapolutions, Inc.	41,533

		As of
		April 30, 2016
Lender	Borrower	Amount
mCig, Inc.	Scalable Solutions, LLC	$ 75,449

  Related Party Transactions

  During 2016, the Company advanced to Omni Health, Inc., (“OMHE”) $86,012 for internet product sales, and inventory purchases bringing the total outstanding balance due to the Company to $186,276 on April 30, 2016, which was recorded as due from related party. During FY 2017 OMHE paid to the Company $23,153 towards the outstanding liability.  On June 22, 2016, the Company entered into a Separation and Share Transfer Agreement with OMHE (See Note 13) bringing the outstanding balance to $95,000 at the time of closing.  On October 31, 2016, we converted the note plus the interest earned (outstanding balance of $98,105) into 17,677,058, as per the conversion formula.  The fair market value of the stock received was $152,023 at the time of conversion.  The Company recognized a gain of $53,918.

  The Company entered a Line of Credit with Paul Rosenberg (see Subsequent Events) for up to $100,000 in funding on May 1, 2016.  During 2016, the Company had various transactions in which Paul Rosenberg, the Company’s CEO and Chairman of the Board personally paid expenses on behalf of the Company.  As of April 30, 2016, the Company borrowed $24,173 from Paul Rosenberg.  On May 1, 2017, the Company increased the amount of the Line of Credit and Convertible Promissory Note for up to $200,000 in funding by Paul Rosenberg to accurately record the day-to-day transactions of the Company and Paul Rosenberg. As of April 30, 2017, the Company owed Mr. Rosenberg $173,312, which includes the amount of $120,000 earned, covered under his employment agreement which was not paid to Mr. Rosenberg.

  On September 1, 2016, the Company entered into an employment agreement with Michael Hawkins, the Chief Financial Officer and an employment agreement with Paul Rosenberg, the Chief Executive Officer of the Company (“employees”).  Mr. Hawkins was the Interim Chief Financial Officer which agreement was scheduled to expire on September 6, 2016.  Mr. Rosenberg has been the CEO since inception and served without an agreement.  The terms of the Agreement are the same.  The agreements call for $156,000 per year base salary with a three-year term. Only $3,000 per month guaranteed to be paid in cash, while the remainder ($10,000 per month) is booked as a note due, which may be converted into shares of the company at then current price per share.  The initial year’s conversion option was accrued upon entering into the agreement. The employees earn annual bonuses based upon gross sales, net profits, and annual increases in sales and profits. The Company and employees may elect to convert a portion of this salary into equity of the company.  In addition, each employee was issued a seven-year warrant to acquire four percent (4%) of the Company Stock at the market price as of September 1, 2016 with 25% vested immediately and 25% on each subsequent year anniversary of employment.

  On September 1, 2016 the company’s Chief Financial Officer, Michael Hawkins, exercised a Warrant purchasing 4,800,000 shares of common stock at the price of $0.025, totaling $120,000.  The purchase price was offset by the $120,000 owed to Mr. Hawkins under his employment agreement.  Mr. Hawkins gifted 1,000,000 shares of his stock to Carl G. Hawkins, his son.

  On December 31, 2016, the Company shutdown Scalable Solutions.  The total losses of Scalable Solutions during its existence was $70,159.  The Company elected not to pursue payment from Scalable for the 20% in losses it owed as a matter f the shutdown.  The Company believed that the benefits of continuing to work with Ronald Sassano, and the potential revenue he would bring to the Company, outweighed the $14,031 loss recorded by MCIG.

  On January 17, 2017, we entered into a settlement agreement with the previous owners of Vapolution, Inc.  The owners returned 1,700,000 shares of mCig common stock to the Company.  See Note 10, Acquisitions for further details of the transaction.

  On January 23, 2017 the company’s Chief Financial Officer, Michael Hawkins, exercised a Warrant purchasing 616,551 shares of common stock at the price of $0.025, totaling $15,414.  The amount was originally listed as a subscription receivable which was paid in full prior to April 30, 2017.

  On January 31, 2017, the company sold 25,000 shares of Series A Preferred Stock to Paul Rosenberg, the company’s Chief Executive Officer, at $4.00 per share for a total purchase price of $100,000. In addition, the company granted Mr. Rosenberg a five-year warrant to purchase 250,000 shares of common stock at $0.75 per share.

  On January 31, 2017, the company sold 25,000 shares of Series A Preferred Stock to Epic Industry Corp., a wholly owned company by Michael Hawkins, the company’s Chief Financial Officer, at $4.00 per share for a total purchase price of $100,000. In addition, the company granted Epic Industry Corp. a five-year warrant to purchase 250,000 shares of common stock at $0.75 per share.

  On February 23, 2017, we entered into a purchase agreement with VitaCBD, LLC where we sold our 20% ownership of the VitaCBD brand to Stony Hill Corp in exchange for 20% of VitaCBD, LLC.  See Note 10, Acquisitions.

  On April 1, 2017, the Company entered into an employment agreement with Alex Mardikian, the Chief Marketing Officer.  The term of the agreement was for a period of one year.  The agreement calls for $84,000 per year base salary with various performance based incentives and bonuses.  Either party may terminate the agreement upon 30 days written notice to the other party.

  Since the Separation and Share Transfer Agreement, we have provided certain consulting services to OMHE throughout the remainder of 2017.  As of April 30, 2017, we were owed $9,382 for services provided.  All consulting services were billed through our wholly owned subsidiary Grow Contractors Inc.

  Note 12. Commitments and Contingencies

  On February 13, 2017, the Company entered into a binding Letter of Intent with CBJ Distributing, LLC (“CBJ”).  In exchange for $50,000 in inventory financing, we were issued an option  to acquire 80% of CBJ based upon the following formula:  The purchase price (“Purchase Price”) equals the sum of money identified by the formula [((assets-liabilities) + (net income) times three)], which may be paid  through some combination of cash, secured convertible note, and/or Common Stock of mCig, which price may be adjusted upon terms mutually satisfactory to the parties based upon an audit of the financial statements and condition of CBJ. The option to acquire expires on June 30, 2018.  Under terms of the LOI, CBJ will conduct its business under the joint operational control and authority of mCig, in which CBJ shall report to mCig’s Board of Directors; all sales and expenses of CBJ, shall flow through mCig, with financial oversight provided by mCig’s Chief Financial Officer.  Through June 30, 2018, the net profit of CBJ shall be distributed 80% to the owners of CBJ with the remaining amount to mCig.  We allocated a reserve account to recognize the potential loss of the option value should we elect no to acquire the business.

  Rent expense for the year ended April 30, 2017 and 2016 was $8,400 and $501, respectively.  Our commitment for rent expense terminated on April 30, 2017.  The company currently rents on a month-by-month basis.

  Note 13. Acquisitions

  The Company considers FASB 805-10-55, Implementation Guidance and Illustrations for Business Combinations when accounting for acquisitions.  The Company has elected to implement ASU 2017-01, Clarifying the Definition of a Business although its required implementation date is for financial statements for periods beginning after December 15, 2017.  The Company believes the early implementation of ASU 2017-01 has no material effect on its financial reporting.

  Domain Acquisitions

  On May 15, 2016 the Company acquired three domain names.   The Company considers the acquisition of these domain names as a purchase of an asset, not a business.  In this particular acquisition, we acquired the domain names, which at the time of acquisition had not been utilized in the market.  At the time of acquisition, the assets had no operational income and could not generate revenue without the Company developing a business operation for the domain names.

  The Company considers the acquisition of these domain names as a purchase of an asset, not a business.  ASU 2017-01 added two major changes to the current guidance to narrow the application of its definition of a business. Under ASU 2017-01, the first analysis, referred to as the Screen states that if substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set does not qualify as a business. As such, it gets caught in the Screen and will not fall under the rules of ASC 805.  In this particular acquisition, we acquired a group of similar identifiable assets, CBD domain names.  100% of the purchase price was allocated for the domain names.  In accordance to rule, the following table reflects the determination of the purchase price of the domain names:

CBD Domain Name Asset Purchase Price
7,500,000 shares of MCIG stock at fair market value	$247,500
Total Purchase Price	$247,500

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed, and their accounting classifications, at the date of acquisition:

CBD Domain Name Accounting Classifications
Intangible assets - Domains	$247,500
Total assets acquired	$247,500

Additional paid in capital, net stock issuance	$247,500
Total equity	$247,500

  Omni Health, Inc., formerly known as VitaCig, Inc.

  On June 22, 2016, the Company and Omni Health, Inc., FKA VitaCig, Inc., (“OMHE”) entered into a Separation and Share Transfer Agreement whereby OMHE transferred the assets and operations of its electronic cigarette (“E-Cig”) business to the Company in exchange for the return of 172,500,000 shares of OMHE Common Stock to the treasury of OMHE, and for a reduction of the amount owed to the Company by OMHE in excess of $95,000.

  The Company recognized a purchase price of the E-Cig business of $68,123.  In consideration of FASB 805-55-20 thru 23, Effective Settlement of a Preexisting Relationship Between the Acquirer and Acquiree in a Business Combination, the Company determined the purchase price to be $68,123, which is the amount owed by OMHE to the Company above the $95,000 convertible promissory note.  In addition, the company returned 172,500,000 shares of OMHE Common Stock, which had a current market value of $1,052,250, but had no recorded net present value on the Company’s balance sheet. In accordance to rule, the following table reflects the determination of the purchase price of the E-Cig business:

E-Cig Business Acquisition Price
Balance owed to MCIG as of April 30, 2016 (audited)	186,276
Book value of 172,500,000 shares of OMHE common stock	-
Payments received between May 1 - June 21, 2016	(23,153)
Conversion into Convertible Note on June 3, 2016	(95,000)
Balance due on June 22, 2016 (purchase price)	68,123

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed, and their accounting classifications, at the date of acquisition:

E-Cig Accounting Classifications
Cash	$44,281
Accounts Receivable	10,518
Prepaid Expenses	3,300
Inventory	26,608
Intangible assets - website	1,393
Intangible assets - VitaCig Brand	28,820
Related Party Receivable	(68,123)
Total assets acquired	$46,797

Current Liabilities	$12,923
Deferred Revenue	31,874
Due to Related Party	2,000
Total liabilities assumed	$46,797

  The E-Cig business, along with the associated assets and liabilities were subsequently assigned to VitaCig, Inc., a wholly owned subsidiary of MCIG, Inc.

  Gray Matter, LLC - Cherry Hemp Oil (CHO)

  On August 15, 2016, the Company entered into an Asset Purchase Agreement with Gray Matter, LLC.  The Agreement was consummated on September 1, 2016.  The Company acquired all inventory and intellectual property in exchange for $30,000 in common stock. As a condition to this acquisition, the Company entered into a Consulting Agreement with John James Southard who became the President, mCig CBD Division.

  The purchase price of the assets of Gray Matter, LLC – Cherry Hemp Oil (“CHO”) was $30,000. The Company recognized the purchase of the Cherry Hemp Oil business.  The Company issued $30,000 in common stock of MCIG based upon the closing price of stock on the date of the entering into a definitive agreement for the acquisition of CHO (August 15, 2016).     In accordance to rule, the following table reflects the determination of the purchase price of the CHO business:

CHO Business Acquisition Price
882,353 Shares of MCIG Stock	$30,000
Total Purchase Price	$30,000

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed, and their accounting classifications, at the date of acquisition:

CHO Accounting Classifications
Cash	$4,456
Inventory	3,545
Accounts Receivable	87
Intangible assets (Website)	24,457
Total assets acquired	$32,545

Deferred Revenue	$545
Due to Related Party	2,000
Total liabilities assumed	$2,545
Additional paid in capital, net stock issuance	$30,000
Total equity	$30,000
Total liabilities assumed and equity increase	$32,545

  The CHO business, along with the associated assets and liabilities were subsequently assigned to MCIG Internet Sales, Inc., a wholly owned subsidiary of MCIG, Inc.

  Agri-Contractors, LLC

  On November 1, 2016, the Company entered into an Asset Purchase Agreement with Agri-Contractors, LLC.  The Agreement was consummated on November 18, 2016.  The Company acquired all intellectual property in exchange for $160,000 in common stock. As a condition to this acquisition, the Company entered into a Consulting Agreement with Robert Kressa II, who became the President and CEO of Grow Contractors Inc., a wholly owned subsidiary of MCIG, Inc.

  The Company considers the acquisition of Agri-Contractors, LLC as a purchase of an asset, not a business.  In this particular acquisition, we acquired a group of similar identifiable assets, the Grow Contractors brand and website.  100% of the purchase price was allocated for to the intangible assets of the brand and website.  In accordance to rule, the following table reflects the determination of the purchase price of the Grow Contractors brand and website:

Grow Contractors Brand and Website Asset Purchase Price
1,000,000 Shares of MCIG Stock	$160,000
Total Purchase Price	$160,000

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed, and their accounting classifications, at the date of acquisition:

Grow Contractors Accounting Classifications
Intangible assets - website	$15,000
Intangible assets - Grow Contractors brand	145,008
Total assets acquired	$160,008

Other Current Liabilities	$8
Total liabilities assumed	$8
Additional paid in capital, net stock issuance	$160,000
Total equity	$160,000
Total liabilities assumed and equity increase	$160,008

F-25

  Vapolution, Inc.

  On January 17, 2017, the Company acquired operational control of Vapolution, Inc., through a settlement agreement.  Under the terms of the settlement agreement the Company gained operational control of Vapolution, Inc., and the previous owners relinquished back to the Company 1,700,000 shares of MCIG common stock.

  On January 23, 2014, the Company acquired Vapolution, Inc. for 5,000,000 shares of common stock.  The Company issued 2,500,000 on October 30, 2015 with the final installment of 2,500,000 issued on October 1, 2015.  In accordance with the agreement mCig, Inc. acquired 100% of Vapolution, Inc., but operational control for the following 10 years remained with the previous owners.  Furthermore, the previous owners retained the right to rescind the transaction until June 30, 2017.  As such, the Company continues to treat the investment into Vapolution, Inc., as an investment, not a consolidation.  The Company’s non-marketable equity investment in Vapolution was recorded using the cost-basis method of accounting, and was previously classified within other long-term assets on the accompanying balance sheet as permitted by FASB ASC 325, “Cost Method Investments”. During 2016 there were no impairment losses. During 2015 the Company recorded an impairment loss of $625,000 related to the investment in Vapolution.

  The settlement agreement with the previous owners of Vapolution, Inc., returned to the Company 1,700,000 shares of MCIG common stock, $961 in cash, and $40,541 in inventory.  In accordance to rule, the following table reflects the determination of the purchase price of the E-Cig business:

Vapolution Business Acquisition Price
1,700,000 Shares of MCIG Stock at fair market value	$680,000
Cash	961
Inventory	40,541
Total Purchase Price	$721,502

  In consideration of FASB 805-55-20 thru 23, Effective Settlement of a Preexisting Relationship Between the Acquirer and Acquiree in a Business Combination, the Company determined a preexisting contractual relationship existed, and that the purchase price would be the amount of the fair market value of the terms within the settlement agreement and subsequently reported as a gain in its financial statements.

  An accounting of the transaction is as follows:

Vapolution Gain on Acquisition
Total purchase price	$721,502
Original purchase price	$692,500
FY 2015 Impairment recorded	625,000
Preexisting contractual relationship value at time of acquisition	$67,500
Gain on acquisition	$654,002

F-26

  Vapomins Vertiebsgesellschaft mbH

  On February 1, 2017, the Company acquired all the intellectual property, to include all federal and international domains, trade secrets, and trademarks, associated with the VitaStik brand. The purchase price was 1,500,000 shares of MCIG, Inc., common stock.

  The Company considers the acquisition of the VitaStik brand as a purchase of an asset, not a business.  In this particular acquisition, we acquired a group of similar identifiable assets, the VitaStik brand, trade secrets, and domain names.  The assets have no operational income and cannot generate revenue without major consideration and effort by the Company. In accordance to rule, the following table reflects the determination of the purchase price of the VitaStik brand, trade secrets, and domain names.

VitaStik Brand, Trademarks and Domains Asset Purchase Price
1,500,000 Shares of MCIG Stock	$412,500
Total Purchase Price	$412,500

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed, and their accounting classifications, at the date of acquisition:

VitaStik Accounting Classifications
Intangible assets - domains	$12,500
Intangible assets - VitaStik trademarks	400,000
Total assets acquired	$412,500

Additional paid in capital, net stock issuance	$412,500
Total equity	$412,500

  APO Holdings, LLC

  On March 31, 2017 the Company acquired software code for a cloud based social media platform to be known as 420Cloud.   The Company considers the acquisition of 420Cloud as a purchase of an asset, not a business.  In this particular acquisition, we acquired software code and supporting functions for five different software packages that had not been finalized, marketed, and launched at the time of acquisition.  The Company expects to continue to expend a significant amount of time and capital to further develop the software.  At the time of acquisition, the assets have no operational income and could not generate revenue without major consideration and effort by the Company. In accordance to rule, the following table reflects the determination of the purchase price of 420Cloud.

420 Cloud Asset Purchase Price
12,222,222 shares of MCIG stock at fair market value	$2,994,444
90-day convertible promissory note	150,000
Total Purchase Price	$3,144,444

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed, and their accounting classifications, at the date of acquisition: F-27

420Cloud Accounting Classifications
Software - 420 Cloud	$1,100,556
Software - 420 Cloud API System	314,444
Software - WhoDab	314,444
Software - 420 Job Search	786,111
Software - Ehesive	628,889
Total assets acquired	$3,144,444

Short term note	$150,000
Total liabilities assumed	$150,000
Additional paid in capital, net stock issuance	$2,994,444
Total equity	$2,994,444
Total liabilities assumed and equity increase	$3,144,444

  Stony Hill Corp

  In conjunction with the sale of the VitaCBD brand to Stony Hill Corp the Company was issued $700,000 in equity ownership of Stony Hill Corp.  On February 13, 2017, we acquired 200,000 shares of Stony Hill Corp at the purchase price of $2.00 per share.  On May 13, 2017, the Company was issued an additional 150,000 shares in Stony Hill Corp.  We account for this acquisition as a cost basis investment.

  Pro-forma Financial

  In accordance with ASC 805-10-50, the Company is providing the following unaudited pro-forma to present a summary of the combined results of the Company’s consolidated operations with the acquisitions as if the acquisitions had been completed as of the beginning of the reporting period.  For purposes of this pro-forma, we combined only those acquisitions in which we considered a business acquisition; i.e., E-Cig business, CHO business, and Vapolution business.

Pro-forma Financial Statement Incorporating all Acquisitions
	For period ending April 30,
CONSOLIDATED STATEMENT of OPERATIONS:	2017	2016
Sales	$4,822,911	$1,882,808
Cost of Sales	2,907,240	1,509,701
Gross Profit	1,915,671	373,107
Operating Expenses	978,120	1,769,115
Income (Loss) from Operations	937,551	(1,396,008)
Other Income / (Expense)	1,696,781	-
Net Income (Loss) Before Non-Controlling Interest	$2,634,332	$(1,396,008)
Gain Attributable to Non-Controlling Interest	17,540	-
Net Income (Loss) Attributable to Controlling Interest	$2,651,872	$(1,396,008)

  Note 14. Stockholders’ Equity

  Common Stock

  As of April 30, 2017, the Company was authorized to issue 560,000,000 common shares at a par value of $0.0001.  As of April 30, 2017, the Company had issued and outstanding, 386,092,219 common shares.  During 2017 we issued 85,002,926 shares of common stock and cancelled 5,224,923.

  During the year ended April 30, 2017 the Company issued 15,984,320 shares of common stock for services rendered valued at $350,837 and issued 21,404,575 shares of common stock valued at $3,231,944 for investment purposes.  In addition, the Company issued 32,000,000 shares in four separate conversions of Series A Preferred stock into common stock.

  During the year ended April 30, 2016 the Company issued 25,552,599 shares of common stock for services rendered valued at $927,493 and issued 2,500,000 shares of common stock valued at $67,500 for investment purposes.  As of April 30, 2016, the total issued and outstanding of common stock was 306,314,216.

  Preferred Stock

  The Company has authorized 50,000,000 shares of preferred stock, of which it has designated 23,000,000 as Series A Preferred, at $0.0001 par value.   The Company has 12,850,000 issued and outstanding as of April 30, 2017.  There were a total of 23,000,000 issued and outstanding as of April 30, 2016. Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock.

  During 2017 Mr. Rosenberg, the Company’s CEO, retired 7,000,000 shares of Series A Preferred stock.  Four shareholders elected to convert 3,200,000 Series A Preferred shares into 32,000,000 common shares.

  On January 31, 2017, the company issues 50,000 Series A Preferred shares in exchange for $200,000.

  Note 15. Income Taxes

  The Company’s income tax expense for the periods presented in the statements of operations represents minimum California franchise taxes. The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	2017	2016

Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal taxes	6.0%	6.0%
Non-deductible items	(1.0)%	(1.0)%
Valuation allowance	(39.0)%	(39.0)%
Effective income tax rate	0.0%	0.0%

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

  At April 30, 2017 and 2016, the Company had net operating loss carry forwards available to offset future taxable income of approximately $1,766,636 and $2,575,824, respectively. These carry forwards will begin to expire in the year ending December 31, 2026. Utilization of the net operating loss carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions.

  The Company has not performed a change in ownership analysis since its inception in 2010 and, accordingly, some or all of its net operating loss carry forwards may not be available to offset future taxable income. Even if the loss carry forwards are available, they may be subject to substantial annual limitations resulting from past ownership changes, and ownership changes occurring after April 30, 2017, that could result in the expiration of the loss carry forwards before they are utilized.

  The nature of the components of the deferred tax asset is entirely attributable to the Net operating loss carry-forwards incurred by the Company less any permanent differences that maybe used in future years to offset future tax liabilities.  We believe that it is more likely than not that the benefit from certain NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance to offset the deferred tax assets relating to these NOL carryforwards.

  The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to the Company for tax reporting purposes, and other relevant factors. At April 30, 2017 and 2016, deferred tax assets have been fully offset by a valuation allowance.

  The Company files income tax returns in the U.S. federal jurisdiction, and with the State of California and Nevada. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years 2014 through 2017 due to net operating losses that are being carried forward for tax purposes. The Company does not have any uncertain tax positions or unrecognized tax benefits at April 30, 2017 or 2016.

  The Company’s policy is to recognize interest and penalties related to income taxes as components of interest expense and other expense, respectively.

  Note 16. Basic Loss per Share before Non-Controlling Interest

  Basic Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

	April 30,
	2017	2016
Net income (loss) from continuing operations before non-controlling Interest	1,527,352	(1,391,415)
Net income from discontinued operations	-	-
Net income (loss)	1,527,352	(1,391,415)

Basic loss per common share from continuing operations	$ 0.0040	$ (0.00)
Basic income per common share from discontinued operations	N/A	$ 0.00
Basic income (loss) per share	$ 0.0040	$ (0.00)
Basic weighted average number of shares outstanding	386,092,219	293,680,673

  The computation of basic loss per common share is based on the weighted average number of shares outstanding during the year.

  Note 17. Stock Option Plan

  Under its Year 2016 Stock Option Plan (the “Plan”), the Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant.

  Options granted under the Plan are exercisable at the exercise price of grant and, subject to termination of employment, expire three years from the date of issue, are not transferable other than on death, and vest in monthly installments commencing at various times from the date of grant.  As of April 30, 2017, the Company recorded compensation cost of $0 within operating expenses related to stock options granted in 2017.

  The weighted average fair value at date of grant for options granted during fiscal 2016 is $0.043 per option. The fair value of each option at date of grant utilized the closing price of the stock on the date of issue.

  A summary of the Company’s stock option plan as of April 30, 2017 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Options outstanding at May 1, 2016

Granted	32,800,000	$0.1362
Forfeited	10,800,000	0.0213
Exercised	9,923,170	0.0421
Options outstanding at April 30, 2017	14,276,830	0.0485
Options exercisable at April 30, 2017	13,276,830	0.0485

There are currently 28,800,000 unissued options under the 2016 Stock Option Plan. The following table summarizes information for stock options outstanding at April 30, 2017:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	@ 4/30/17	in years	Price	@ 4/30/17	Price

$0.034 - $0.244	14,276,830	2.92	$0.0485	13,276,830	$0.0485

F-30

  Note 18.  Warrants

  A total of 43,332,412 warrants were issued on September 1, 2016 to various individuals/entities. These warrants were issued as a condition of employment agreements with the CEO and CFO.  A total of 10,833,103 shares vest immediately with 10,833,103 vesting on the anniversary date for three years.  The conversion price of the warrants is at $0.025.

  A summary of warrant activity for period ended April 30, 2017 is as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at April 30, 2016	-	$-

Exercised	10,833,102	$0.036
Granted	43,532,412	$0.036
Warrants outstanding at April 30, 2017	32,999,310	$0.036

Note 19. Subsequent Events On May 5, 2017, the Company incorporated MCIG Limited, Ltd., a United Kingdom company. On May 25, 2017, the Company incorporated Tuero Capital, Inc., a Florida company. F-31

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Effective November 15, 2016, the Registrant dismissed MaloneBailey, LLP ("MaloneBailey"), which did audit Registrant’s year-end financial statements for the year ended April 30, 2016. The change in the Registrant’s auditors was recommended and approved by the Board of Directors of the Registrant.

  During the year ended April 30, 2016 there were no disagreements with MaloneBailey (as defined in Item 304(a)(1)(iv) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MaloneBailey, would have caused them to make reference thereto in their report on financial statements for such years.

  During the year ended April 30, 2016 and through November 15, 2016, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

  The report of the independent registered public accounting firm of MaloneBailey for the year ended April 30, 2016 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principle. However, the report contained a “going concern” paragraph.

  On November 15, 2016, and effective the same date, on the recommendation of the Registrant’s Board of Directors, the Registrant engaged Weinstein & Company, as its independent registered audit firm to audit the Registrant’s financial statements for the fiscal year ended April 30, 2017 and to perform procedures related to the financial statements included in the Registrant’s quarterly reports on Form 10-Q, beginning with the quarter ending October 31, 2016.

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

  We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2017. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

  As funds become available to us, we expect to implement additional measures to improve disclosure controls and procedures such as implementing and documenting our internal controls procedures.

  Scope of Management’s Report on Internal Control Over Financial Reporting

  Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CBJ Distributing, LLC, which we are incubating and maintain an option to acquire until June 30, 2018.  Under an agreement, the Company operates in consolidation with MCIG for financial reporting.

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

  Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at April 30, 2017.

  Based on the results of its assessment, our management concluded that our internal control over financial reporting was not effective as of April 30, 2017 based on such criteria. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

  Risk Assessment – We did not have an effective risk assessment process. From a governance perspective, we historically did not have a formal process to identify, update and assess risks, including changes in our business practices that could significantly impact our consolidated financial statements as well as the system of internal control over financial reporting.

  Control Environment – We did not maintain an effective control environment as evidenced by:

  • Lack of majority independent board members.

  • An insufficient number of personnel to adequately exercise appropriate oversight of accounting judgements and estimates.

  Control Activities – We did not have control activities that were designed and operating effectively to identify and address all likely sources of material misstatements, including non-standard transactions. In addition, management review controls were not sufficient or in place to identify all potential accounting errors.

  Information and Communications – We did not implement appropriate information technology controls related to access rights for certain financial spreadsheets that are relevant to the preparation of the consolidated financial statements and our system of internal control over financial reporting. In addition, we did not implement the appropriate information technology disaster recovery controls in place to ensure the completeness of financial information surrounding Terra Tech revenues and inventory.

  Monitoring – We did not maintain effective monitoring of controls related to the financial close and reporting process. In addition, we did not maintain the appropriate level of review and remediation of internal control over financial reporting deficiencies throughout interim and annual financial periods.

  We have not had sufficient time to fully remediate the aforementioned deficiencies and/or there was insufficient passage of time to evidence that the controls that were implemented during 2017 were effective. Therefore, the aforementioned control deficiencies continued to exist as of April 30, 2017. We believe the control deficiencies described herein, individually and when aggregated, represent material weaknesses in our internal control over financial reporting at April 30, 2017 since such deficiencies result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis by our internal controls. As a result of our assessment, we have therefore concluded that our internal control over financial reporting was not effective at April 30, 2017.

  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only the management's report in this annual report

  Material Weakness Discussion and Remediation

  We believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended April 30, 2017 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

  We were not able to fully implement and/or test the design and the operating effectiveness of our control procedures as of April 30, 2017. This required us to design new processes and controls concurrently, and thus did not allow us sufficient time to fully implement and/or test the design and operating effectiveness of the new controls.

  We intend to continue to take appropriate and reasonable steps to make necessary improvements to our internal control over financial reporting, including:

•

  Continuing to improve the control environment through (i) being staffed with sufficient number of personnel to address segregation of duties issues, ineffective controls and to perform control monitoring activities, (ii) increasing the level of GAAP knowledge through retaining of a technical accountant, (iii) implementing formal process to account for non-standard transactions, and (iv) implementing and formalizing management oversight of financial reporting at regular intervals;

•	Continuing to update the documentation of our internal control processes, including implementing formal risk assessment processes;
•	Implementing control activities that address relevant risks and assure that all transactions are subject to such control activities;
•	Ensure systems that impact financial information and disclosures have effective information technology controls;
•	Executing plan to increase number of independent directors to enhance corporate governance and Board composition;
•	Implementing plan to increase oversight and review of ad hoc spreadsheets while also working to reduce their use.

  We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2018.

  Changes in Internal Control over Financial Reporting

  There have been no changes in our internal control over financial reporting during the year ended April 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

  Inherent Limitation on the Effectiveness of Internal Controls

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

  Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Director or Officer Since	Age	Positions

Paul Rosenberg	2013	47	President and Chief Executive Officer, and Chairman of the Board
Michael Hawkins	2016	55	Chief Financial Officer
Alex Mardikian	2017	46	Chief Marketing Officer
Ronald Sassano*	2015	45	Manager, Grow Contractors

  *Affiliate status is based upon a combination of indicia’s that create an affiliate status.  Mr. Sassano controlled more than 50% of the revenue generated by mCig during the year, had an option to acquire up to 60% of Scalable Solutions prior to its closing, and had 6.4% ownership of the common stock of mCig.

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

  Alex Mardikian has been our Chief Marketing Officer since April 1, 2017.  Alex Mardikian has an extensive background in manufacturing, marketing and sales, with 30-years of experience, which encompasses owning and operating his own successful companies, both in the private and public sectors, from Fortune 50 companies scaled down to start-ups, all of which he held a title.   This included his role as Western Regional Manager, Product Design and Certification, for Schlumberger Industries and as a founding principal of publicly traded company Sonic Jet Performance and Force Protection, publicly traded on the OTC and successfully listed and traded on the Nasdaq.   His success is warranted by communicating and achieving the value proposition of a company and / or product line, through gorilla marketing for global and exclusive licensing of Von Dutch, Ed Hardy, Quadrophenia with The WHO and the Grammy Label by appointment by the Recording Academy.    In the last decade, Alex has focused his direction more so on digital marketing and the cannabis industry.    Over that span to date, he has been appointed key roles in MegaUpload, in relation to leveraging consumer and media data of a user base of 50M unique IP’s daily and public relations, Otherside Farms, an Education and Cultivation co-op in Southern California, Northsight Capital in Arizona and mCig Group, headquartered in Nevada.   He attended the University of Souther California, UC Riverside and Mt. San Antonio College specializing in Mechanical Engineering, with emphasizes in Hydraulics and Fluid Power Technologies.

  Ronald Sassano has been served with the Company since May 2015 where he has served as CEO of Scalable Solutions until its closure and subsequently took on the role of Manager through the MACMAS Real Estate and Agriculture Private Equity Opportunity Fund, LLC.  With more than 25 years in the construction industry, Mr. Sassano was instrumental in bringing the Company’s first construction contracts.  On March 6, 2016 the Company founded Scalable Solutions, LLC, and Mr. Sassano, through his corporation, Zoha Development, LLC was granted 20% ownership.

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

  Involvement in Certain Legal Proceedings

  Except as noted below, none of the following events have occurred during the past five years and are material to an evaluation of the ability or integrity of any director or officer of the Company:

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
	a.	Any Federal or State securities or commodities law or regulation; or
	b.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and- desist order, or removal or prohibition order; or
	c.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

  ITEM 11.  EXECUTIVE COMPENSATION.

  The Company was formed on December 30, 2010.

  The Company has no retirement, pension, or profit sharing programs for the benefit of directors, officers or other employees, but our officers and directors may recommend adoption of one or more such programs in the future.  In September 2016, the Company adopted a stock option plan.  See Notes to Financial Statement in Item 8.

  In September 2016, we entered into employment agreements with our CEO and CFO.  We entered into employment agreements with our CMO and CTO in April 2017.

  The Company does not have a standing compensation committee, audit committee, nomination committee, or committees performing similar functions. We anticipate that we will form such committees of the Board of Directors once we have a full Board of Directors.

  The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of mCig, Inc., during the year ended April 30, 2017, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2017. The foregoing persons are collectively referred to in this prospectus as the “Named Executive Officers.” Compensation information is shown for the year ended April 30, 2017 and April 30, 2016:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp ($)	Non- Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Totals ($)
Paul Rosenberg,	2017	108,000	93,488	0	0	0	0	0	201,488
CEO	2016	0	0	0	0	0	0	0	0

Michael Hawkins	2017	119,500	63,735	0	0	0	0	0	183,235
CFO	2016	3,000	0	33,480	0	0	0	0	36,480

Alex Mardikian	2017	7,000	0	0	0	0	0	0	7,000
CMO	2016	0	0	0	0	0	0	0	0

  Agreements

  On September 1, 2016, the Company entered into an employment agreement with Michael Hawkins, the Chief Financial Officer and an employment agreement with Paul Rosenberg, the Chief Executive Officer of the Company.  Mr. Hawkins was the Interim Chief Financial Officer which agreement was scheduled to expire on September 6, 2016.  Mr. Rosenberg has been the CEO since inception and served without an agreement.  The terms of the Agreement are the same.  The agreements call for $156,000 per year base salary with a three year term.

76

  Only $3,000 per month guaranteed to be paid in cash, while the remainder ($10,000 per month) is booked as a note due, which may be converted into shares of the company at then current price per share.  The initial year’s conversion option was accrued upon entering into the agreement. The employees earn annual bonuses based upon gross sales, net profits, and annual increases in sales and profits. The Company and employees may elect to convert a portion of this salary into equity of the company.  In addition, each employee was issued a seven-year warrant to acquire four percent (4%) of the Company Stock at the market price as of September 1, 2016 with 25% vested immediately and 25% on each subsequent year anniversary of employment.

  On April 1, 2017, the Company entered into an employment agreement with Alex Mardikian, the Chief Marketing Officer.  The agreement calls for $84,000 base salary.  The agreement is for a period of one year, but may be cancelled at any time, and as such constitute at-will employment.  Under the agreement, he earns an annual bonus based upon gross sales, net profits, and annual increases in sales and profits in GigeTech, Inc., a wholly owned subsidiary of MCIG.

  Outstanding Equity Awards as of April 30, 2017

  None

  Options Exercises and Stocks Vested

  During 2017 a total of 9,923,170 shares were issued under the election of the option holder.  6,000,000 currently maintain a subscription receivable against the shares.

  The options granted under the planned based awards have varying vesting schedules and conditions.

  Grants of Plan-Based Awards

  The Company implemented a 2017 Stock Base Incentive Program authorizing the distribution of up to 50,000,000 shares.  In 2017 the company granted 32,800,000 under the plan and cancelled 10,800,000 leaving a total grant of up to 22,000,000 common shares of stock at an average price of $0.1362 per share.

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

  The following table indicates beneficial ownership of mCig’s common stock, as of April 30, 2017 by:

  •       Each person or entity known by mCig to beneficially own more than 5% of the outstanding shares of mCig’s common stock;

  •       Each executive officer and director of mCig; and,

  •      All executive officers and directors of mCig as a group.

  •      Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Percentage of beneficial ownership is based on 386,094,258 shares of common stock outstanding as of April 30, 2017.

Unless other indicated, the address of each beneficial owner listed below is c/o mCig, Inc., 2901 Highland Dr., Unit 13B, Las Vegas, Nevada 89109.
77

Name of Beneficial Owner	Amount and Nature of	Percentage
	Beneficial Ownership	of Class(1)
Paul Rosenberg	12,834,445 common shares	3.34%
	12,825,000 preferred shares	99.99%
Michael Hawkins	4,416,551 common shares	1.14%
	25,000 preferred shares	0.01%

Total as a group (1)	17,250,996 common shares	4.48%
	12,850,000 preferred shares	100.00%

TOTAL STOCK VOTING POWER
Paul Rosenberg	141,084,445 stock voting power	27.42%
Total as a group (1)	145,750,996 stock voting power	28.32%

  (1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock outstanding on April 30, 2017.  As of April 30, 2017, there were 386,094,258 shares of our company’s common stock issued and outstanding.

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

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

  Certain Relationships and Related Transactions

  In June 2016, we entered into an agreement with Omni Health, Inc., (“OMHE”) where we acquired the VitaCig brand in exchange for 172,500,000 shares of OMHE stock owned by us and the reduction of any outstanding balance owed by OMHE to us above $95,000.   Subsequently, on October 31, 2016 we converted the outstanding balanced owed by OMHE into equity of OMHE. See Notes to Financial Statement in Item 8.

  On May 1, 2016, the Company entered into a Line of Credit Agreement for up to $100,000 with Paul Rosenberg, the Chairman and CEO.  The Company utilized the Line of Credit as needed for day-to-day operations.  On April 30, 2017, we amended the agreement to increase the authorized limit to $200,000 and simultaneously converted the outstanding payable to Mr. Rosenberg under his employment agreement to the Line of Credit leaving a balance owed, as of April 30, 2017, of $173,312.

  Director Independence

  Our Board of Directors is comprised of 1 member, who is not  “independent” within the meaning of Marketplace Rule 5605 of the NASDAQ Stock Market.

  ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

  On November 15, 2016, we engaged, Weinstein & Company to serve as our independent registered public accounting firm for the year ending April 30, 2017.  MaloneBailey, LLP served as our independent registered public accounting firm for the year ending April 30, 2016.  The following table shows the fees that were billed for the audit and other services provided for 2017 and 2016.

	2017	2016
Audit Fees	$ 24,500	$ 25,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 24,500	$ 25,500

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

  Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  The audit paid to the auditors with respect to 2017 and 2016 were pre-approved by the Board of Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
Exhibits	Description
10.1	mCig 2017 Stock Option Plan
10.2	Form of Notice of Grant of Stock Option
10.3	Warrant for Paul Rosenberg
10.4	Warrant for Michael Hawkins
10.5	Arcadier & Associates, LLC Convertible Promissory Note
10.6	Form of Series A Preferred Stok Purchase Agreement
10.7	Option Agreement with CBJ Distributing
10.8	420Cloud Asset Purchase Agreement
10.9	Vapomins Asset Purchase Agreement
10.10	Agri-Contractors Asset Purchase Agreement
21.1	Articles of Incorporation of Grow Contractors, Inc.
21.2	Articles of Incorporation of Tuero Capital, Inc.
21.3	Articles of Incorporation of MCIG Internet Salesl, Inc.
21.4	Articles of Incorporation of VitaCig, Inc.
21.5	Articles of Incorporation of GigeTech, Inc.
23.1	Consent of MaloneBailey, LLP
23.2	Consent of Weinstein & Company
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Calculation Linkbase Document
XBRL Taxonomy Labels Linkbase Document
XBRL Taxonomy Presentation Linkbase Document
XBRL Definition Linkbase Document
80

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mCig Inc

	August 28, 2017	By: /s/ Paul Rosenberg
Paul Rosenberg
Chief Executive Officer (Principal Executive Officer)

	August 28, 2017	By: /s/ Michael W. Hawkins
Michael W. Hawkins
Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Paul Rosenberg	Chief Executive Officer	August 28, 2017
Paul Rosenberg	(Principal Executive Officer)

/s/ Michael W. Hawkins	Chief Operating Officer and Director	August 28, 2017
Michael W. Hawkins

81