Form 10-K/A
period 2017-04-30
mCig, Inc.
filed 2017-09-08
CIK 1525852

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

EXPLANATORY NOTE – AMENDMENT

mCig, Inc. (the “Company”) is filing this Amendment #1 on Form 10-K/A (the Amendment”) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2017  (the “Form 10-K”), filed with the Securities and Exchange Commission on August 28, 2017 (the “Original Filing Date) , solely for the purpose of furnishing Exhibit 101 – Interactive Data File (XBRL Exhibit) required by Rule 405 of Regulation S-T, which was not included with the Original Filing.

No other changes have been made to the Form 10-K/A. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
Exhibits	Description
10.1	mCig 2017 Stock Option Plan*
10.2	Form of Notice of Grant of Stock Option*
10.3	Warrant for Paul Rosenberg*
10.4	Warrant for Michael Hawkins*
10.5	Arcadier & Associates, LLC Convertible Promissory Note*
10.6	Form of Series A Preferred Stok Purchase Agreement*
10.7	Option Agreement with CBJ Distributing*
10.8	420Cloud Asset Purchase Agreement*
10.9	Vapomins Asset Purchase Agreement*
10.10	Agri-Contractors Asset Purchase Agreement*
21.1	Articles of Incorporation of Grow Contractors, Inc.*
21.2	Articles of Incorporation of Tuero Capital, Inc.*
21.3	Articles of Incorporation of MCIG Internet Salesl, Inc.*
21.4	Articles of Incorporation of VitaCig, Inc.*
21.5	Articles of Incorporation of GigeTech, Inc.*
23.1	Consent of MaloneBailey, LLP*
23.2	Consent of Weinstein & Company*
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Calculation Linkbase Document
XBRL Taxonomy Labels Linkbase Document
XBRL Taxonomy Presentation Linkbase Document
XBRL Definition Linkbase Document
* Incorporated by references to our Annual Report on Form 10-K, filed on August 28, 2017.
3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mCig Inc

	September 8, 2017	By: /s/ Paul Rosenberg
Paul Rosenberg
Chief Executive Officer (Principal Executive Officer)

	September 8, 2017	By: /s/ Michael W. Hawkins
Michael W. Hawkins
Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Paul Rosenberg	Chief Executive Officer	September 8, 2017
Paul Rosenberg	(Principal Executive Officer)

/s/ Michael W. Hawkins	Chief Operating Officer and Director	September 8, 2017
Michael W. Hawkins

4