Form 10-Q
period 2017-07-31
mCig, Inc.
filed 2017-10-12
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[√]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [√]
As of September 15, 2017, the Company had 392,694,258 shares of common stock, $0.0001 par value outstanding.
Transitional Small Business Disclosure Format Yes [ ] No [√]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended April 30, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2017 are not necessarily indicative of the results that can be expected for the year ending April 30, 2018.

mCig, Inc.
and SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	July 31,	April 30,
	2017	2017
	(unaudited)
Current Assets
Cash and cash equivalents	$1,687,596	$1,634,662
Accounts receivable, net	601,167	149,968
Inventory	47,962	54,278
Notes receivable	1,529	1,529
Prepaid expenses	86,415	147,015
Total current assets	2,424,669	1,987,452
Property, plant and equipment, net	3,050,546	3,070,497
Cost basis investment	902,023	902,023
Intangible assets, net	1,008,948	1,018,302
Total assets	$7,386,186	$6,978,274
Current liabilities
Accounts payable and accrued expenses	$945,511	$779,995
Due to shareholder	183,723	173,312
Other current liabilities	-	150,000
Reserve for uncollected accounts	11,030	11,030
Deferred revenue	172,097	517,033
Total current liabilities	1,312,361	1,631,370
Total Liabilities	1,312,361	1,631,370
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;	1,285	1,285
12,850,000 and 12,850,000 shares issued and outstanding, as
of July 31, 2017 and April 30, 2017, respectively.
Common stock, $0.0001 par value, voting; 560,000,000 shares	39,269	38,609
authorized; 392,694,258 and 386,094,258 shares issued, and
outstanding, as of July 31, 2017 and April 30, 2017, respectively.
Treasury stock	(680,330)	(680,330)
Additional paid in capital	11,768,181	11,118,841
Accumulated deficit	(5,054,580)	(5,131,501)
Total stockholders' equity	6,073,825	5,346,904
Total liabilities and stockholders' equity	$7,386,186	$6,978,274

See accompanying notes to unaudited consolidated financial statements.

mCig, Inc.
and SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
	For the three months ended July 31,
	2017	2016

Sales	$ 3,172,845	$ 254,702
Construction costs	2,393,623	-
Merchandise	278,381	-
Commissions	28,035	-
Merchant fees, shipping, and other costs	68,920	181,401
Total Cost of Sales	2,768,959	181,401
Gross Profit	403,886	73,301
Selling, general, and administrative	91,137	27,522
Professional fees	15,286	13,100
Stock based compensation	-	168,300
Marketing & advertising	7,003	-
Consultant fees	161,068	28,155
Amortization and depreciation	52,471	8,168
Total operating expenses	326,965	245,245
Income (Loss) from operations	76,921	(171,944)
Other income (expense)	-	1,208
Net income (loss) before non-controlling interest	76,921	(170,736)
Gain attributable to non-controlling interest	-	(8,759)
Net income (loss) attributable to controlling interest	$ 76,921	$ (161,977)
Basic and diluted (Loss) per share:
Income(Loss) per share from continuing operations	0.00	(0.00)
Income(Loss) per share	0.00	(0.00)
Weighted average shares outstanding - basic and diluted	391,366,587	320,316,968
See accompanying notes to unaudited consolidated financial statements.

mCig, Inc.
and SUBSIDIARIES
Statements of Cash Flows
(unaudited)
	For the three months ended July 31,
	2017	2016
Cash flows from operating activities:
Net (Loss)	76,921	$(170,736)
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Depreciation and amortization	52,471	8,168
Common stock issued for services	-	168,300
Decrease (Increase) in:
Accounts receivable, net	(451,199)	8,758
Inventories	6,316	8,550
Prepaid expenses and other current assets	60,600	2,100
Accounts payable, accrued expenses and taxes payable	165,516	1,896
Deferred revenue	(344,936)	47,326
Total adjustment to reconcile net income to net cash	(511,232)	245,097
Net cash provided In operating activities	(434,311)	74,361
Cash flows from investing activities:
Increase (Decrease) in:
Cost basis investments	-	44,820
Acquisition of property, plant and equipment	(22,430)	(5,066)
Acquisition of intangible assets	(736)	-
Net cash received in investing activities	(23,166)	39,754
Cash Flows From Financing Activities:
Borrowing from related party	10,411	8,370
Advances to related parties	-	23,153
Notes Payable	(150,000)	-
Advances from Related Party	-	(1,208)
Proceeds from Issuance of Stock, Net	650,000	-
Net Cash Provided By (Used in) Financing Activities	510,411	30,315
Net Change in Cash	52,934	144,430
Cash at Beginning of Year	1,634,662	80,542
Cash at End of Period	$1,687,596	$224,972

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing Activities:
Stock issued for purchase of internet domains, websites, and trademarks	$-	$247,500
Prepaid expenses financed by notes payable	$-	$25,000
Conversion of preferred stock to common stock	$-	$1,000

See accompanying notes to unaudited consolidated financial statements.

mCig, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Agri-Contractors, LLC (“AGRI”), GigETech, Inc., (“GIGE”), Grow Contractors Inc., (“GROW”), mCig Internet Sales, Inc., (“MINT”), mCig Limited LTD (“MCIG Europe”), Scalable Solutions, LLC (“SS”), Tuero Capital, Inc., (“TUERO”), Vapolution, Inc., (“VAPO”), and VitaCig, Inc., (“VITA”).

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

The Company has been involved in the marijuana, cannabinoid (CBD), and electronic cigarette industries. It currently markets, sales, services, and distributes cannabis wholesale supplies, CBD products, software, and electronic cigarettes, vaporizers, and accessories internationally and in the United States.

In FY2015 we began offering hemp based cannabinoid (“CBD”) products through various websites and wholesale distribution. In 2016 the Company expanded its products and services to include construction. In 2017 we added consulting services in the cannabis industry. In addition, we launched a social media platform, 420Cloud, in the cannabis markets. The Company continues to look at strategic acquisitions and product and service developments for future growth. We are currently incubating a cannabis supply company.

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

mCig Limited, LTD.

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

Tuero Capital, Inc.

We incorporated in May 2017 to provide financial services in support of the cannabis industry. Tuero Capital, Inc., was incorporated in the state of Florida, and is a wholly owned subsidiary of the Company.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the wholly owned subsidiaries of AGRI, GIGE, GROW, MINT, MCIG Europe, TUERO, VAPO, and VITA for the quarter ended July 31, 2017. Significant intercompany balances and transactions have been eliminated.

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

For the 3 months ended July 31, 2017, sales to the Company’s primary three customers accounted for approximately 85.2% of revenues and 92.8% of accounts receivable. For the 3 months ended July 31, 2016 the Company’s recognized no significant customers.

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

Segment	Subsidiary
Construction and Consulting	Scalable Solutions, Inc. Grow Contractors, Inc. Agri-Contractors, LLC
CBD	mCig Internet Sales, Inc.
Vaporizer	VitaCig, Inc. Vapolution, Inc.
Media	GigETech, Inc. Tuero Capital, Inc.
Cannabis Supplies	mCig, Inc.

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

Business Segments
	Total Revenue		Percentage of Total Revenue
	Three Months Ended July 31,		Three Months Ended July 31,
	2017	2016	2017	2016
Consulting and Construction	$ 2,704,206	$ 62,268	85.2%	24.4%
CBD	22,088	71,707	0.7%	28.3%
Vaporizers	226,143	120,727	7.1%	47.3%
Media	-	-	0.0%	0.0%
Supplies	220,408	-	6.9%	0.0%
Corporate	-	-	0.0%	0.0%
Total	$ 3,172,845	$ 254,702	100.0%	100.0%

9

Inventory

In accordance with ASU 2015-11 – Inventory (Topic 330) – Simplifying the Measurement of Inventory, the Company’s inventory consists of finished product, mCig products valued at the lower of cost or market valuation under the first-in, first-out method of costing.

As of July 31, 2017, the Company had no allowance for obsolescence. The level of inventory maintained by the Company is insignificant and is typically ordered on an as needed basis, or just-in-time.

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

Accounts Receivable

The Company’s accounts receivable in its construction and retail segments. As the retail division is either paid through credit card processing and prepaid wholesale purchases, the Company projects insignificant amounts of outstanding accounts receivable for its retail division. The Company recognizes receipt of payment at the time the funds are deposited with the merchant services account of the Company. When the merchant services vendor determines to maintain a reserve for potential refunds and chargebacks, the Company reviews the reserve, to i) determine if the reserve is probably uncollectible, and ii) if a loss is probable, a reasonable estimate of the amount of the loss. We then allocate a portion of the reserve for bad debt, in accordance with FASB ASC 450-20-25-2. Once the vendor releases the funds, the bad debt reserve is appropriately reversed. The Company recognized $11.030 and $0 as an uncollectable reserve for the three months ending July 31, 2017 and July 31, 2016, respectively.

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

Cost-Basis Investments

The Company’s non-marketable equity investment in Vapolution and Stony Hill Corp is recorded using the cost-basis method of accounting, and is classified within other long-term assets on the accompanying balance sheet as permitted by FASB ASC 325, “Cost Method Investments”. During the 3 months ended July 31, 2017 and 2016 there were no impairment losses.

Equity-Basis Investments

The Company accounted for its original ownership of VitaCig, Inc., (Nevada) as an equity-basis investment. As of July 31, 2017, and July 31, 2016, there is no net book value of the ownership of VitaCig, as the pro-rata value after the Spin-off and the impairment of the investment in VitaCig.

On June 22, 2016, the Company reduced its ownership of VitaCig, Inc., to 57,500,000 through a Separation and Transfer Agreement where the Company acquired the business operations of VitaCig in exchange for selling back to the treasury of VitaCig, Inc., (Nevada) 172,500,000.

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. Management reviews mCig’s reserves at least quarterly to ensure that its accruals are adequate in meeting expected future warranty obligations, and the Company will adjust its estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that are recorded may be material.. As a result, the products that can be returned as a warranty replacement are extremely limited. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report for the year ended April 30, 2017. Based on these actual expenses, the warranty reserve, as estimated by management as of July 31, 2017 and July 31, 2016 were at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

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

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months ended July 31, 2017 and 2016 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 4. Notes Payable

On June 15, 2016, the Company issued a convertible promissory note in the amount of $25,000 for future legal work. The note was due on June 14, 2017 and bears interest at 10% per annum. The loan can then be converted into shares of the Company’s common stock at a rate of 80% multiplied by the market price, which is the average of the closing price on the preceding five (5) trading days.  The note was converted in October 2016.

The Company entered into a note of $150,000 with APO Holdings as part of the acquisition of the 420Cloud software in March 2017.  The note was due June 30, 2017.  The note was paid through conversion into common stock of the Company through a private placement on July 31, 2017.

Note 5. Property, Plant and Equipment

In a major transaction, the Company acquired the 420 Cloud software environment which includes, 420 Cloud mobile, 420 Cloud browser, 420 Cloud API, 420 single sign-on mobile wallet, 420 job search, Weedistry, Ehesive, 420 cue, 420 wise guy, and Palm weed.  At the end of the fiscal year the software was still in development.  The Company launched 420 Cloud mobile on April 20, 2017.  During the quarter ending July 31, 2017 the company expended $22,430 towards the development in the 420 Cloud project.  We recognize amortization of the software that has been launched.

The following is a detail of equipment at July 31, 2017 and April 30, 2017:

Property, Plant, and Equipment
	As of
	July 31, 2017	April 30, 2017
Office furniture	$1,792	$1,792
Rollies machine	5,066	5,066
Computer equipment	1,544	1,544
420 Cloud	3,086,065	3,063,635
Total acquisition cost	$3,094,467	$3,072,037
Accumulated depreciation	43,921	1,540
Total property, plant, and equipment	$3,050,546	$3,070,497

Depreciation expense on property, plant and equipment was $42,381 and $607 for the three months ended July 31, 2017 and 2016, respectively.

Note 6:  Accounts Receivable

The Company’s accounts receivable is primarily from its construction segment.

We utilize high risks credit card processing companies.  Vendors tasked with accepting all credit card payments for purchases from its customers, are typically held in escrow for potential chargebacks.  As traditional credit card processing is unavailable in the cannabis markets, we utilize services that require greater holding periods and higher retention requirements.  While the Company expects these receivables to be fully collectible it has created an allowance for doubtful accounts for the period. As of July 31, 2017 we have $54,109 in accounts receivable from our retail customers and we maintain a reserve of $11,030.

The Company maintains subscription receivables of $366,614 for the exercise of warrants and options.  The funds were not received prior to the filing of this report and as such are not incorporated in the balance sheet statement.  A complete breakdown of the accounts receivable and subscriptions receivable is as follows:

Accounts Receivable
	July 31, 2017	April 30, 2017
A/R from retail sales	$54,019	$11,030
A/R from direct customers	558,178	149,968
Subscription receivables	366,614	366,614
Allowance for bad debt	(11,030)	(11,030)
Subscription receivable not received by time of filing	(366,614)	(366,614)
Total Accounts Receivable	$601,167	$149,968

Note 7. Intangible Assets: Intangible assets, net amortization over five years for domain names and three years for websites, consisted of the following: 12

Intangible Assets
		As of
		July 31, 2017
	Weighted	Gross Carrying Amount	Accumulated Amortization
	Average			Net Carrying
	Useful Life			Amount
	(in Years)
		$	$	$
Finite lived intangible assets
Website Designs	5	34,314	24,351	9,963
VitaCBD, LLC	5	200,000	20,000	180,000
Total finite lived intangible assets		234,314	44,351	189,963
Infinite lived intangible assets
Internet domain names		363,348	-	363,348
Trademarks and intellectual properties		455,637	-	455,637
Total infinite lived intangible assets		818,985	-	818,985
Total Intangible Assets		1,053,299	44,351	1,008,948

Intangible Assets
		As of
		April 30, 2017
	Weighted	Gross Carrying Amount	Accumulated Amortization
	Average			Net Carrying
	Useful Life			Amount
	(in Years)
		$	$	$
Finite lived intangible assets
Website Designs	5	32,944	22,981	9,963
VitaCBD, LLC	5	200,000	20,000	180,000
Total finite lived intangible assets		232,944	42,981	189,963
Infinite lived intangible assets
Internet domain names		363,348	-	363,348
Trademarks and intellectual properties		455,637	-	455,637
Total infinite lived intangible assets		818,985	-	818,985
Total Intangible Assets		1,051,929	42,981	1,008,948

Note 8. Business Segments

The Company operates primarily in five segments; i) construction and consulting, ii) vaporizers, iii) CBD, iv) media, v) cannabis supplies, and vi) corporate. This summary reflects the Company's current segments, as described below.

Information concerning the revenues and operating income (loss) for the three months ended July 31, 2017 and 2016, and the identifiable assets for the segments in which the Company operates are shown in the following table:

Business Segments
For the Period Ended July 31, 2017	Construction	Vaporizers	CBD	Media	Supply	Corporate	Total
Revenue	$ 2,704,206	$ 226,143	$ 22,088	$ -	$ 220,408	$ -	$ 3,172,845
Segment Income (Loss) from Operations	235,648	69,032	2,924	(102,674)	5,812	(130,570)	76,923
Total Assets	1,317,347	256,733	551,367	3,044,920	-	2,205,819	7,376,186
Capital Expenditures	738	-	-	22,430	-	-	23,168
Depreciation and Amortization	130	181	90	41,980	-	10,090	52,471

For the Period Ended July 31, 2016	Construction	Vaporizers	CBD	Media	Supply	Corporate	Total
Revenue	$ 62,268	$ 123,827	$ 71,707	$ -	$ -	$ -	$ 257,802
Segment Income from Operations	(43,797)	29,095	1,742	-	-	(152,984)	(165,944)
Total Assets	78,455	-	405,762	-	-	239,765	723,982
Capital Expenditures	-	-	252,566	-	-	(44,280)	208,286
Depreciation and Amortization	-	-	7,590	-	-	578	8,168

The Company reports all financial information required in accordance with generally accepted accounting principles (GAAP). The Company believes, however, that evaluating its ongoing operating results will be enhanced if it also discloses certain non-GAAP information because it is useful to understand MCIG’s performance that many investors believe may obscure MCIG’s ongoing operational results.

Note 9. Non-GAAP Accounting and GAAP Reconciliation – Net Income and EBITDA

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

The following tables reflect the non-GAAP Consolidated Statements of Operations for the three months ended July 31, 2017 and July 31, 2016, respectively.

mCig, Inc.
and SUBSIDIARIES
Adjusted Consolidated Statements of Operations
(unaudited)
	For the three months ended July 31,
	2017	2016

Sales	$ 3,172,845	$ 254,702
Total Cost of Sales	2,768,959	181,401
Gross Profit	403,886	73,301
Selling, general, and administrative	91,137	27,522
Professional Fees	15,286	13,100
Marketing & Advertising	7,003	-
Research & Development	-	-
Consultant Fees	161,067	28,155
Depreciation	-	-
Total Operating Expenses	274,493	68,777
Income (Loss) From Operations	129,393	4,524
Other Income (Expense)	-	-
Net Loss Before Non-Controlling Interest	129,393	4,524
Loss Attributable to Non-Controlling Interest	-	(8,759)
Net Income (Loss) Attributable to Controlling Interest	$ 129,393	$ 13,283
Basic and Diluted (Loss) Per Share:
Income(Loss) per share from Continuing Operations	$ 0.00	$ 0.00
Income(Loss) Per Share	$ 0.00	$ 0.00
Weighted Average Shares Outstanding - Basic and Diluted	391,366,587	320,316,968
See accompanying notes to unaudited consolidated financial statements.

The following table is a reconciliation of the EBITDA and Adjusted Net Income (non-GAAP measures) to the Net Income with the GAAP Consolidated Statements of Operation for the three months ended July 31, 2017 and July 31, 2016, respectively.

	For the three months ended July 31,
CONSOLIDATED STATEMENT of OPERATIONS:	2017	2016
Net Income (Loss)	$76,923	$(161,977)
Interest	-
Depreciation and Amortization	52,471	8,168
EBITDA	$129,393	$(153,809)

Adjustment for Non-Intangible Asset Depreciation	-	-
Stock Based Compensation	-	168,300
Gains not in ordinary course of business	-	(1,208)
Settlement	-	-
Adjusted net income	$129,393	$13,283

Note 10. Acquisition

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

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed, and their accounting classifications, at the date of acquisition: 16

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

17

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

VitaCBD, LLC

On February 23, 2017, we entered into a purchase agreement with VitaCBD, LLC where we sold 20% ownership of the intellectual property rights and inventory of the VitaCig brand in exchange for 20% of VitaCBD, LLC. Prior to this, we sold 80% of the intellectual property rights associated with the VitaCBD brand to Stony Hill Corp for $850,000. (See Note 10) Stony Hill Corp incorporated VitaCBD, LLC and simultaneous with MCIG’s assignment, assigned its 80% ownership to VitaCBD, LLC, giving VitaCBD, LLC 100% ownership of the VitaCBD brand. The following chart shows the fair market value of the VitaCBD brand at the time of sale to Stony Hill:

Fair Market Value of VitaCBD Brand at Acquisition and Sale
	Total	Stony Hill	MCIG
VitaCBD Inventory	7,000	7,000	-
VitaCBD Trademark	1,484	1,484	-
VitaCBD website and design	22,591	22,591	-
Intangible Asset - VitaCBD brand	1,031,125	818,925	212,200
Fair market value of VitaCBD brand	1,062,200	850,000	212,200

In consideration of FASB 805-55-20 thru 23, Effective Settlement of a Preexisting Relationship Between the Acquirer and Acquiree in a Business Combination, the Company determined a preexisting contractual relationship existed, and that the purchase price would be lesser amount of the fair market value or the net book value of the assets on our balance sheet at the time of acquisitions. The fair market value of the assets at the time of the acquisition was $212,000 and the actual book value on our balance sheet was $-0-. As such, the Company determined the purchase price of the 20% of VitaCBD, LLC was $-0-. The company treats this acquisition as a cost basis investment and as such reported as a gain on its financial statements. In according to FASB 325-20-30-2, Nonmonetary Exchange of Cost Method Investments, an accounting of the transaction is as follows:

VitaCBD, LLC Gain on Acquisition
Fair market value of VitaCBD, LLC at time of acquisition	$1,062,200
Write down of MCIG 20% value	(212,200)
Value of VitaCBD, LLC after MCIG write down	$850,000
MCIG 20% value of VitaCBD, LLC	$170,000
MCIG book value contribution	-
Cost basis investment - gain on asset	$170,000

19

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

20

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

Pro-forma Financial Statement Incorporating all Acquisitions
	For period ending July 31,
CONSOLIDATED STATEMENT of OPERATIONS:	2017	2016
Sales	$3,218,684	$414,089
Cost of Sales	2,795,156	258,454
Gross Profit	423,828	155,635
Operating Expenses	338,338	314,632
Income (Loss) from Operations	85,190	(158,997)
Other Income / (Expense)	-	-
Net Income (Loss) Before Non-Controlling Interest	$85,190	$(158,997)
Gain Attributable to Non-Controlling Interest	-	-
Net Income (Loss) Attributable to Controlling Interest	$85,190	$(158,997)

Note 11. Related Parties and Related Party Transactions

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

Between May 1, 2016 and June 22, 2016, the Company received $21,945 which was paid towards the balance Due from Related Party leaving a balance owed of $68,123 on June 22, 2016, the date of acquisition. The Company purchased the VTCQ business for $68,183 on June 22, 2016 by writing off the remaining balance (excluding the Convertible Promissory Note of $95,000).

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

Note 12. Stockholders’ Equity

Common Stock

As of July 31, 2017, the Company was authorized to issue 560,000,000 common shares at a par value of $0.0001. As of July 31, 2017, the Company had issued and outstanding 392,694,258 common shares.

During the three months ended July 31, 2017 the Company issued 4,000,000 under its option plan for services rendered and 2,600,000 shares through a private placement of $650,000.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock, of which it has designated 23,000,000 as Series A Preferred, at $0.0001 par value. The Company has 12,850,000 issued and outstanding as of July 31, 2017. There were a total of 12,850,000 issued and outstanding as of July 31, 2017. Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock.

Note 13. Stock Option Plan

Under its Year 2016 Stock Option Plan (the “Plan”), the Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant.

Options granted under the Plan are exercisable at the exercise price of grant and, subject to termination of employment, expire three years from the date of issue, are not transferable other than on death, and vest in monthly installments commencing at various times from the date of grant. As of July 31, 2017, the Company recorded compensation cost of $0 within operating expenses related to stock options granted in 2016. As of July 31, 2017 total compensation cost related to non-vested awards not yet recognized was $0.

The weighted average fair value at date of grant for options granted during fiscal 2016 is $0.043 per option. The fair value of each option at date of grant utilized the closing price of the stock on the date of issue.

A summary of the Company’s stock option plan as of July 31, 2017 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Options outstanding at beginning of period	28,800,000	$0.1362

Granted	3,000,000	0.107
Forfeited	-	-
Exercised	4,000,000	0.034
Options outstanding at July 31, 2017	27,800,000	$0.063

There are currently 28,800,000 unissued options under the 2016 Stock Option Plan. The following table summarizes information for stock options outstanding at July 31, 2017:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	@ 7/31/17	in years	Price	@ 7/31/17	Price

$0.034 - $0.107	27,800,000	2.67	$0.063	4,900,000	$0.034

Note 14. Warrants A summary of warrant activity for period ended July 31, 2017 is as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at April 30, 2017	32,499,310	$0.025

Exercised	-	$-
Granted	-	$-
Warrants outstanding at January 31, 2017	32,499,310	$0.025

Note 15. Subsequent Events

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

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

In FY2015 we began offering hemp based cannabinoid (“CBD”) products through various websites.

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

24

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

Historically, has persistent efforts regulate products. In 2001, an Interpretive Rule attempting ban all seed hempseed oil food products contained even minuscule, insignificant amounts residual THC. The Hemp Industries Association immediately filed suit stop enforcement this rule, which resulted in what became known as “Hemp Food Rules Challenge.” Ultimately, subsequent ruling made Ninth Circuit issued serendipitously on February 6, 2004, found DEA had followed necessary scheduling procedures add non-psychoactive list of Schedule I controlled substances; and additionally, Congress clearly did not intend that hemp be prohibited by Controlled Substance when it adopted from 1937 Marijuana Tax Act to define the drug ‘marijuana.’

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
Team Development

CBD Segment We provide wholesale and retail CBD products through multiple websites. We sale our own private label – VitaCBD, and we sale other brands through contractual arrangements. 26

Vaporizer Segment

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

Media Segment

In 2017 we acquired a social platform which launched on April 20, 2017 as 420cloud, designed specifically for the cannabis industry. In addition, we acquired and operate 420 Job Search, Ehesive, and WhoDab. We offer advertisement of cannabis products throughout the 420Cloud environment.

Supplies Segment

In 2017 we began operating a cannabis supply business in Nevada on a trial basis. We are incubating the opportunity through a local entity in which we have obtained an option to acquire should we deem the project viable.

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

Our operating results for the three months ended July 31, 2017 and 2016 are summarized as follows:

	Three months ended July 31,
	2017	2016

Sales	$ 3,172,845	$ 254,702
Cost of Sales	2,768,959	181,401
Gross Profit	403,886	73,301
Total Operating Expenses	326,965	245,245
Other Income	-	1,208
Net Loss from Continuing Operations	76,921	(170,736)

Revenue

Our revenue from operations for the three months ended July 31, 2017 was $3,172,845 compared to $254,702, an increase of $2,918,143 or approximately 1,249%, from the three months ended July 31, 2016. This increase is primarily a result of the construction segment which had an increase of $2,641,938 and the increase of cannabis supply segment of $220,408 which had zero income for the three months ended July 31, 2016.

Cost of Goods Sold

Our cost of goods sold for the three months ended July 31, 2017 was $2,768,958 compared to $181,401 for the three months ended July 31, 2016. The increase is primarily due to the increase in sales.

Gross Profit

Our gross profit for the three months ended July 31, 2017 was $403,886 compared to $73,301 for the three months ended July 31, 2016. The gross profit of $403,886 for the three months ended July 31, 2017 represents approximately 13% as a percentage of total revenue. The gross profit of $73,301 for the three months ended July 31, 2016 represents approximately 29% as a percentage of total revenue. This decrease in the gross profit is primarily attributed to the increase in construction revenue with flat rate cost+ contracts between 8-10%.

Operating Expenses

Our operating expenses increased by $81,720 to $326,965 for the three months ended July 31, 2017, from $245,246 for the three months ended July 31, 2016.

The increase was primarily due to the decrease in stock based compensation of $168,300, and professional fees of $2,186, offset by increases in selling, general and administrative expenses of $63,615, and amortization and depreciation of $44,303, and consulting of $132,913 and marketing fees of $7,003.

Our total operating expenses for the three months ended July 31, 2017 of $326,965 consisted of $91,137 of selling, general and administrative expenses, $15,286 of professional fees, consulting expense of $161,068, marketing expense of $7,003, and $52,471 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Income (Loss)

Our net income increased by $238,898 to $76,921 for the three months ended July 31, 2017 from a net loss of $170,736 for the three months ending July 31, 2016. The increase in net income compared to the prior period net loss is primarily a result of the gross profit increase of $330,585, offset by an increase in operating expenses of $81,720.

Liquidity and Capital Resources

Introduction

During the three months ended July 31, 2017 we provided $52,935 in operating cash flows. Our cash on hand as of July 31, 2017 was $1,687,596.

Cash Requirements

We had cash available of $1,687,596 as of July 31, 2017. Based on our revenues, cash on hand and current monthly burn rate, around break-even, we believe that our operations are sufficient to fund operations through April 2018.

Sources and Uses of Cash

Operations

We used $434,311 in cash by operating activities for the three months ended July 31, 2017, as compared to cash provided of $74,361 for the three months ended July 31, 2016.

Net cash provided by operations consisted primarily of the net income of $76,921 offset by non-cash expenses of $52,471 consisting of depreciation and amortization of intangible assets. Additionally, changes in assets and liabilities consisted of increases of $451,199 in accounts receivable, and deferred revenue of $344,936, with decreases in prepaid expenses of $60,600, inventory of $6,316, and accounts payable of $165,516.

Investments

We used $23,166 in investing activities for the three months ended July 31, 2017 compared to cash provided by investing activities of $39,754 for the three months ended July 31, 2016. Our investing activities consisted primarily of $22,430 in software development cost and $736 in website designs.

Financing

We had net cash provided in financing activities of $510,411 and $30,315 for the three months ended July 31, 2017 and 2016 respectively. Our financing activities consisted of an increase in net proceeds from the issuance of stock of $650,000 and an increase of $10,411 of advances made by a related party, offset by the payment of 150,000 to notes payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months ended July 31, 2017 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2017. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended July 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

35

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

mCig, Inc.

Dated: October 12, 2017		/s/ Paul Rosenberg
	By:	Paul Rosenberg
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: October 12, 2017		/s/ Michael W. Hawkins
	By:	Michael W. Hawkins
	Its:	Chief Financial Officer (Principal Financial Officer)

36