Form 10-Q
period 2017-10-31
mCig, Inc.
filed 2017-12-21
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[√]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2017

Commission file number: 333-175941

MCIG, INC.

(Exact name of registrant as specified in its charter)

NEVADA	27-4439285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4720 Salisbury Road Jacksonville, FL	32256
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	570-778-6459

2901 Highland Drive, Unit 13B, Las Vegas, NV 89109
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [√]
As of November 15, 2017, the Company had 402,810,809 shares of common stock, $0.0001 par value outstanding.
Transitional Small Business Disclosure Format Yes [ ] No [√]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended April 30, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months and six months ended October 31, 2017 are not necessarily indicative of the results that can be expected for the year ending April 30, 2018.

mCig, Inc.
and SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	October 31,	April 30,
	2017	2017
Current Assets
Cash and cash equivalents	$ 980,084	$ 1,634,662
Accounts receivable, net	1,839,880	149,968
Inventory	105,903	54,278
Notes receivable	1,529	1,529
Prepaid expenses	27,500	147,015
Total current assets	2,954,896	1,987,452
Property, plant and equipment, net	3,064,413	3,070,497
Cost basis investment	902,023	902,023
Intangible assets, net	999,083	1,018,302
Total assets	$ 7,920,415	$ 6,978,274
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 27,879	$ 779,995
Due to shareholder	499,361	173,312
Other current liabilities	-	150,000
Reserve for uncollected accounts	431,409	11,030
Deferred revenue	5,217	517,033
Total current liabilities	963,866	1,631,370
Total Liabilities	963,866	1,631,370
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;	1,285	1,285
	12,850,000 and 23,000,000 shares issued and outstanding, as
of October 31, 2017 and April 30, 2017, respectively.
Common stock, $0.0001 par value, voting; 560,000,000 shares	40,281	38,609
authorized; 402,810,809 and 386,094,258 shares issued, and
	outstanding, as of October 31, 2017 and April 30, 2017, respectively.
Treasury stock	(680,330)	(680,330)
Additional paid in capital	11,919,006	11,118,841
Accumulated deficit	(4,323,693)	(5,131,501)
Total stockholders' equity	6,956,549	5,346,904
Total liabilities and stockholders' equity	$ 7,920,415	$ 6,978,274

See accompanying notes to audited consolidated financial statements.

mCig, Inc.
and SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	For the three months ended		For the six months ended
	October 31,		October 31,
	2017	2016	2017	2016

Sales	$ 2,030,929	$ 620,015	$ 5,209,960	$ 874,717
Construction costs	232,351	-	2,631,861	-
Merchandise	456,789	-	514,614	-
Commissions	9,380	-	37,415	-
Merchant fees, shipping, and other costs	47,511	399,864	336,864	581,265
Total Cost of Sales	746,031	399,864	3,520,754	581,265
Gross Profit	1,284,898	220,151	1,689,206	293,452
Selling, general, and administrative	53,429	57,914	132,277	85,526
Professional fees	27,414	8,830	44,114	21,930
Stock based compensation	45,250	102,550	45,250	270,850
Marketing & advertising	4,753	-	18,667	-
Research and development	4,121	-	4,121	-
Consultant fees	350,049	79,657	532,117	107,811
Amortization and depreciation	52,381	13,486	104,852	21,562
Total operating expenses	537,397	262,437	881,398	507,679
Income (Loss) from operations	747,501	(42,286)	807,808	(214,227)
Other income (expense)	-	55,815	-	57,023
Net income (loss) before non-controlling interest	747,501	13,529	807,808	(157,204)
Gain attributable to non-controlling interest	-	3,061	-	(5,698)
Net income (loss) attributable to controlling interest	$ 747,501	$ 10,468	$ 842,808	$(151,506)
Basic and diluted (Loss) per share:
Income(Loss) per share from continuing operations	0.00	0.00	0.00	(0.00)
Income(Loss) per share	0.00	0.00	0.00	(0.00)
Weighted average shares outstanding - basic and diluted	392,843,133	325,653,281	392,843,133	320,718,798
See accompanying notes to unaudited consolidated financial statements.

mCig, Inc.
and SUBSIDIARIES
Statements of Cash Flows
(unaudited)
	For the six months ended
	October 31,
	2017	2016
Cash flows from operating activities:
Net (Loss)	$ 807,808	$ (157,204)
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Depreciation and amortization	104,852	21,562
Common stock issued for services	45,250	-
Decrease (Increase) in:
Accounts receivable, net	(1,689,912)	(32,294)
Inventories	(51,625)	(27,201)
Prepaid expenses and other current assets	119,515	(225,000)
Accounts payable, accrued expenses and taxes payable	(752,116)	21,367
Deferred revenue	(511,816)	52,675
Reserve for uncollectable accounts	420,379	-
Total adjustment to reconcile net income to net cash	(2,315,473)	(188,891)
Net cash provided In operating activities	(1,507,665)	(346,095)
Cash flows from investing activities:
Increase (Decrease) in:
Net cash received from acquisition	-	(176,479)
Acquisition of property, plant and equipment	(78,586)	(5,066)
Acquisition of intangible assets	(963)	(277,536)
Net cash received in investing activities	(79,549)	(459,081)
Cash Flows From Financing Activities:
Borrowing from related party	326,049	317,684
Notes Payable	(150,000)	-
Treasury Stock	-	(500)
Proceeds from Issuance of Stock, Net	756,587	693,262
Net Cash Provided By (Used in) Financing Activities	932,636	1,010,446
Net Change in Cash	(654,578)	205,270
Cash at Beginning of Year	1,634,662	80,542
Cash at End of Period	$ 980,084	$ 285,812

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Non-cash Investing and Financing Activities:
Conversion of preferred stock to common stock	$ -	$ 1,000
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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Agri-Contractors, LLC (“AGRI”), OBITX, Inc., (“OBITX”), Grow Contractors Inc., (“GROW”), mCig Internet Sales, Inc., (“MINT”), mCig Limited LTD (“MCIG Europe”),  Tuero Capital, Inc., ("TUERO"), Tuero Asset Management, LLC ("TAM"), Vapolution, Inc., ("VAPO"), and VitaCig, Inc., ("VITA").

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

Subsidiaries of the Company

The Company currently operates, in addition to mCig, Inc., nine wholly owned subsidiaries which are consolidated:

Agri-Contractors, LLC

On November 18, 2016 we acquired, through a Purchase Agreement, Agri-Contractors, LLC. We combined the operations of Agri-Contractors with Grow Contractors Corp and expanded the services to include consulting. We merged the operations of Agri-Contractors, LLC with Grow Contractors in December 2016. Agri-Contractors, LLC provided consulting services to grow facilities, production companies, and dispensaries servicing the cannabis medical and recreational markets. Agri-Contractors, LLC has been closed and all operations merged with Grow Contractors Inc.

OBITX, Inc.

We incorporated OBITX, Inc., under the name GigETech, Inc., in the state of Delaware on April 3, 2017. We then assigned our newly acquired social media platform software to OBITX. We launched the social media platform on April 20, 2017. OBITX was a wholly owned subsidiary of the Company through October 31, 2017. On November 1, 2017 several actions were completed as OBITX prepares to file a S-1 Registration Statement, and MCIG will spin-off OBITX into its own separate entity.

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

Tuero Asset Management Corp.

We incorporated on September 1, 2017 for the legal purpose of ownership of all of MCIG's tangible and intangible assets. Tuero Asset Management Corp was incorporated in the state of Florida, and is a wholly owned subsidiary of the Company.

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

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the wholly owned subsidiaries of OBITX, GROW, MINT, MCIG Europe, TUERO, TAM, VAPO, and VITA for the quarter ended October 31, 2017. Significant intercompany balances and transactions have been eliminated.

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

For the three months and six months ended October 31, 2017, sales to the Company’s primary three customers accounted for approximately 75.8% and 81.1% of revenues and 87.7% of accounts receivable, respectively. For the three months and six months ended October 31, 2017 the Company recognized one significant customer, Render Payment, LLC.

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

Segment	Subsidiary
Construction and Consulting	Scalable Solutions, Inc. (2016 only) Grow Contractors, Inc.
CBD	mCig Internet Sales, Inc.
Vaporizer	VitaCig, Inc.
Media	OBITX, Inc. (formerly known as GigeTech, Inc) Tuero Capital, Inc.
Cannabis Supplies	Vapolution, Inc.
Corporate	mCig, Inc. Tuero Asset Management Corp

We began recording segments in 2017.  Originally, we tracked our segments as i) construction, ii) retail, and iii) wholesale.  During the third quarter of 2017, our chief operating decision maker, who is also our Chief Executive Officer, requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, we report our financial performance based on our new segments described in Note __ – Segment Information. We have recast certain prior period amounts to conform to the way we internally manage and monitor segment performance during 2017. This change had no impact on consolidated net income or cash flows.

Business Segments
	Total Revenue		Percentage of Total Revenue
	Three Months Ended October 31,		Three Months Ended October 31,
	2017	2016	2017	2016
Consulting and Construction	$ 283,657	$ 187,594	14.0%	30.3%
CBD	5,758	83,820	0.3%	13.5%
Vaporizers	49,195	348,601	2.4%	56.2%
Media	1,250,100	-	61.6%	0.0%
Supplies	441,919	-	21.8%	0.0%
Corporate	-	-	0.0%	0.0%
Total	$ 2,030,929	$ 620,015	100.0%	100.0%

9

Business Segments
	Total Revenue		Percentage of Total Revenue
	Six Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
Consulting and Construction	$ 2,994,350	$ 249,862	57.5%	28.6%
CBD	27,846	176,282	0.5%	20.2%
Vaporizers	262,900	448,573	5.0%	51.3%
Media	1,250,100	-	24.0%	0.0%
Supplies	674,764	-	13.0%	0.0%
Corporate	-	-	0.0%	0.0%
Total	$ 5,209,960	$ 874,717	100.0%	100.0%

Inventory

In accordance with ASU 2015-11 – Inventory (Topic 330) – Simplifying the Measurement of Inventory, the Company’s inventory consists of finished product, mCig products valued at the lower of cost or market valuation under the first-in, first-out method of costing.

As of October 31, 2017, the Company had no allowance for obsolescence. The level of inventory maintained by the Company is insignificant and is typically ordered on an as needed basis, or just-in-time.

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

Accounts Receivable

The Company’s accounts receivable in its construction and retail segments.  As the retail division is either paid through credit card processing and prepaid wholesale purchases, the Company projects insignificant amounts of outstanding accounts receivable for its retail division. The company has a retail sales receivable of $1,250,000 as trade receivable.

The Company recognizes receipt of payment at the time the funds are deposited with the merchant services account of the Company.  When the merchant services vendor determines to maintain a reserve for potential refunds and chargebacks, the Company reviews the reserve, to i) determine if the reserve is probably uncollectible, and ii) if a loss is probable, a reasonable estimate of the amount of the loss.  We then allocate a portion of the reserve for bad debt, in accordance with FASB ASC 450-20-25-2.  Once the vendor releases the funds, the bad debt reserve is appropriately reversed.     The Company recognized $431,409 and $0 as an uncollectable reserve for the six months ending October 31, 2017 and October 31, 2016, respectively.

Accounts Receivable
Amount
Construction Receivable	$500,260
Retail Sales Receivable	1,339,620
Total	$1,839,880

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $259,894 and $0 in excess of federally insured limits at October 31, 2017 and 2016.

Cost-Basis Investments

The Company’s non-marketable equity investment in Vapolution and Stony Hill Corp is recorded using the cost-basis method of accounting, and is classified within other long-term assets on the accompanying balance sheet as permitted by FASB ASC 325, “Cost Method Investments”. During the 3 months and 6 months ended October 31, 2017 and 2016 there were no impairment losses.

Equity-Basis Investments

The Company accounted for its original ownership of VitaCig, Inc., (Nevada) as an equity-basis investment. As of October 31, 2017, and October 31, 2016, there is no net book value of the ownership of VitaCig, as the pro-rata value after the Spin-off and the impairment of the investment in VitaCig.

On June 22, 2016, the Company reduced its ownership of VitaCig, Inc., to 57,500,000 through a Separation and Transfer Agreement where the Company acquired the business operations of VitaCig in exchange for selling back to the treasury of VitaCig, Inc., (Nevada) 172,500,000.

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. Management reviews mCig’s reserves at least quarterly to ensure that its accruals are adequate in meeting expected future warranty obligations, and the Company will adjust its estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that are recorded may be material.. As a result, the products that can be returned as a warranty replacement are extremely limited. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report for the year ended April 30, 2017. Based on these actual expenses, the warranty reserve, as estimated by management as of October 31, 2017 and October 31, 2016 were at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months and six months ended October 31, 2017 and 2016 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

The following is a detail of equipment at October 31, 2017 and April 30, 2017:

Property, Plant, and Equipment
	As of
	October 31, 2017	April 30, 2017
Office furniture	$15,410	1,792
Rollies machine	5,066	5,066
Computer equipment	1,544	1,544
420 Cloud	3,127,244	3,063,635
Total acquisition cost	$3,149,264	$3,072,037
Accumulated depreciation	84,851	1,540
Total property, plant, and equipment	$3,064,413	$3,070,497

Depreciation expense on property, plant and equipment was $83,311 and $180 for the six months ended October 31, 2017 and 2016, respectively.

Note 6:  Accounts Receivable

The Company’s accounts receivable is primarily from its construction segment.

We utilize high risks credit card processing companies.  Vendors tasked with accepting all credit card payments for purchases from its customers, are typically held in escrow for potential chargebacks.  As traditional credit card processing is unavailable in the cannabis markets, we utilize services that require greater holding periods and higher retention requirements.  While the Company expects these receivables to be fully collectible it has created an allowance for doubtful accounts for the period. As of July 31, 2017 we have $54,109 in accounts receivable from our retail customers and we maintain a reserve of $11,030. The company has a retail sales receivable of $1,250,000 as trade receivable.

The Company maintains subscription receivables of $366,614 for the exercise of warrants and options.  The funds were not received prior to the filing of this report and as such are not incorporated in the balance sheet statement.  A complete breakdown of the accounts receivable and subscriptions receivable is as follows:

Accounts Receivable
Amount
Construction Receivable	$500,260
Retail Sales Receivable	1,339,620
Subscription Receivable	171,127
Total	$2,011,007
Subscription Receivable not yet paid	(171,127)
Total Accounts Receivable	$1,839,880

Note 7. Intangible Assets: Intangible assets, net amortization over five years for domain names and three years for websites, consisted of the following:

Intangible Assets
		As of
		October 31, 2017
	Weighted	Gross Carrying Amount	Accumulated Amortization
	Average			Net Carrying
	Useful Life			Amount
	(in Years)
		$	$	$
Finite lived intangible assets
Website Designs	5	30,099	20,001	10,098
VitaCBD, LLC	5	200,000	30,000	170,000
Total finite lived intangible assets		230,099	50,001	180,098
Infinite lived intangible assets
Internet domain names		363,348	-	363,348
Trademarks and intellectual properties		455,637	-	455,637
Total infinite lived intangible assets		818,985	-	818,985
Total Intangible Assets		1,058,276	59,193	999,083

Intangible Assets
		As of
		April 30, 2017
	Weighted	Gross Carrying Amount	Accumulated Amortization
	Average			Net Carrying
	Useful Life			Amount
	(in Years)
		$	$	$
Finite lived intangible assets
Website Designs	5	32,208	22,891	9,317
VitaCBD, LLC	5	200,000	10,000	190,000
Total finite lived intangible assets		232,208	32,891	199,317
Infinite lived intangible assets
Internet domain names		363,348	-	363,348
Trademarks and intellectual properties		455,637	-	455,637
Total infinite lived intangible assets		818,985	-	818,985
Total Intangible Assets		1,051,193	32,891	1,018,302

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

Information concerning the revenues and operating income (loss) for the three months ended July 31, 2017 and 2016, and the identifiable assets for the segments in which the Company operates are shown in the following table:

Business Segments
For the Six Months Ended October 31, 2017	Construction	Vaporizers	CBD	Media	Supply	Corporate	Total
Revenue	$ 2,994,350	$ 262,900	$ 27,846	$1,250,100	$ 674,764	$ -	$5,209,960
Segment Income (Loss) from Operations	191,429	76,412	(1,753)	839,036	27,249	(324,564)	807,809
Total Assets	796,578	249,993	70,816	4,289,882	58,026	2,455,120	7,920,415
Capital Expenditures	15,714	225	-	63,609	-	-	79,548
Depreciation and Amortization	259	362	180	83,960	-	20,090	104,851

For the Six Months Ended October 31, 2016	Construction	Vaporizers	CBD	Media	Supply	Corporate	Total
Revenue	$ 249,862	$ 403,676	$221,179	$ -	$ -	$ -	$ 874,717
Segment Income from Operations	(31,551)	98,528	48,979	-	-	(267,462)	(151,506)
Total Assets	56,424	153,637	239,351	-	-	473,889	923,301
Capital Expenditures	-	-	277,022	-	-	107,743	384,765
Depreciation and Amortization	-	181	20,713	-	-	668	21,562

Business Segments
For the Three Months Ended October 31, 2017	Construction	Vaporizers	CBD	Media	Supply	Corporate	Total
Revenue	$ 283,957	$ 49,195	$ 5,758	1,250,100	$441,919	$ -	$ 2,030,929
Segment Income (Loss) from Operations	(48,605)	8,182	(4,677)	965,960	26,447	(199,806)	747,501
Total Assets	796,578	249,993	70,816	4,289,882	58,026	2,455,120	7,920,415
Capital Expenditures	-	-	-	23,166	-	-	23,166
Depreciation and Amortization	130	181	90	41,980	-	10,000	52,381

For the Three Months Ended October 31, 2016	Construction	Vaporizers	CBD	Media	Supply	Corporate	Total
Revenue	$ 187,594	$ 279,849	$ 152,572	$ -	$ -	$ -	$ 620,015
Segment Income from Operations	12,246	68,563	44,137	-	-	(114,478)	10,468
Total Assets	56,424	153,637	239,351	-	-	473,889	923,301
Capital Expenditures	-	-	24,456	-	-	152,023	176,479
Depreciation and Amortization	-	181	13,215	-	-	90	13,486

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

The following tables reflect the non-GAAP Consolidated Statements of Operations for the three months and six months ended October 31, 2017 and October 31, 2016, respectively.

mCig, Inc.
and SUBSIDIARIES
Adjusted Consolidated Statements of Operations
(unaudited)

	For the three months ended October 31,		For the six months ended October 31,
	2017	2016	2017	2016

Sales	$ 2,030,929	$ 620,015	$ 5,209,960	$ 874,717
Total Cost of Sales	746,031	399,864	3,520,754	581,265
Gross Profit	1,284,898	220,151	1,689,206	293,452
Selling, general, and administrative	53,429	57,914	132,277	85,436
Professional Fees	27,414	8,830	44,114	21,930
Marketing & Advertising	4,753	-	18,667	-
Research & Development	4,121	-	4,121	-
Consultant Fees	350,049	79,657	532,117	107,811
Depreciation	-	271	-	910
Total Operating Expenses	439,766	146,672	731,296	216,087
Income From Operations	845,132	73,479	957,910	77,365
Other Income	-	53,915	-	53,915
Net Loss Before Non-Controlling Interest	845,132	127,394	957,910	131,280
Loss Attributable to Non-Controlling Interest	-	3,061	-	(5,698)
Net Income Attributable to Controlling Interest	$ 845,132	$ 124,333	$ 957,910	$ 136,978
Basic and Diluted (Loss) Per Share:
Income(Loss) per share from Continuing Operations	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Income(Loss) Per Share	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Weighted Average Shares Outstanding - Basic and Diluted	392,843,133	325,653,281	392,843,133	320,718,798
See accompanying notes to unaudited consolidated financial statements.

The following table is a reconciliation of the EBITDA and Adjusted Net Income (non-GAAP measures) to the Net Income with the GAAP Consolidated Statements of Operation for the three months and six months ended October 31, 2017 and October 31, 2016, respectively.

mCig, Inc.
and SUBSIDIARIES
Reconciliation of Adjusted Consolidated Statements of Operations
(unaudited)

	For the three months ended October 31,		For the six months ended October 31,
Reconciliation	2017	2016	2017	2016
Net Income	747,501	10,468	807,809	(151,506)
Interest	-	(1,900)	-	(3,108)
Depreciation and Amortization	52,381	13,486	104,851	21,654
EBITDA	799,882	22,054	912,660	(132,960)

Adjustment for Non-Intangible Asset Depreciation	-	(271)	-	(910)
Stock Based Compensation	45,250	102,550	45,250	270,850
Adjusted Net Income	845,132	124,333	957,910	136,980

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

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed, and their accounting classifications, at the date of acquisition:

420Cloud Accounting Classifications
Software - 420 Cloud - Mobile	$677,389
Software - 420 Cloud – Browser	315,709
Software – 420 Cloud API	90,116
Software - Whodab	67,587
Software - Ehesive	450,882
Software – 420 Cloud – Single Sign On	450,882
Software – 420 Job Search	135,173
Software – Weedistry	45,058
Software – Marketaro	112,644
Software – 420 Cue	450,882
Software – 420 Wise Guy	225,593
Software – Palm Weed	22,529
Domains	100,000
Total assets acquired	$3,144,444
Due to Shareholder – MCIG, Inc.	$3,144,444

Short term note	$150,000
Total liabilities assumed	$150,000
Additional paid in capital, net stock issuance	$2,994,444
Total equity	$2,994,444
Total liabilities assumed and equity increase	$3,144,444

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

Note 11. Related Parties and Related Party Transactions

On September 13, 2017 the company entered into an agreement to provide social media and other advertising services to Render Payment, LLC.  Michael Hawkins, the then Chief Financial Officer, is a non-controlling member with greater than 10% ownership in Render Payment, LLC.  Under terms of the agreement, we received 5,000,000 RPM Tokens at $0.25 per token.

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

Note 12. Stockholders’ Equity

Common Stock

As of October 31, 2017, the Company was authorized to issue 560,000,000 common shares at a par value of $0.0001.  As of October 31, 2017, the Company had issued and outstanding 402,810,809 common shares.

During the three months ended October 31, 2017 the Company issued 4,000,000 under its option plan for services rendered and 2,600,000 shares through a private placement of $650,000.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock, of which it has designated 23,000,000 as Series A Preferred, at $0.0001 par value. The Company has 12,850,000 issued and outstanding as of October 31, 2017. There were a total of 12,850,000 issued and outstanding as of October 31, 2017. Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock.

Note 13. Stock Option Plan

Under its Year 2016 Stock Option Plan (the “Plan”), the Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant.

Options granted under the Plan are exercisable at the exercise price of grant and, subject to termination of employment, expire three years from the date of issue, are not transferable other than on death, and vest in monthly installments commencing at various times from the date of grant.  As of October 31, 2017, the Company recorded compensation cost of $0 within operating expenses related to stock options granted in 2016. As of October 31, 2017 total compensation cost related to non-vested awards not yet recognized was $0.

The weighted average fair value at date of grant for options granted during fiscal 2016 is $0.043 per option. The fair value of each option at date of grant utilized the closing price of the stock on the date of issue.

A summary of the Company’s stock option plan as of October 31, 2017 is presented below

		Weighted
		Average
		Exercise
	Shares	Price

Options outstanding at beginning of period (May 1, 2017)	28,800,000	$0.1362

Granted	4,000,000	0.16
Forfeited	-	-
Exercised	4,000,000	0.034
Options outstanding at October 31, 2017	28,800,000	$0.063

There are currently 28,800,000 unissued options under the 2016 Stock Option Plan. The following table summarizes information for stock options outstanding at October 31, 2017:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	@ 7/31/17	in years	Price	@ 7/31/17	Price

$0.034 - $0.107	27,800,000	2.67	$0.063	4,900,000	$0.034

Note 14. Warrants A summary of warrant activity for period ended October 31, 2017 is as follows:

		Weighted
		Average
		Conversion
	Shares	Price

Warrants outstanding at April 30, 2017	32,499,310	$0.025

Exercised	6,416,551	$-
Granted	-	$-
Warrants outstanding at October 31, 2017	26,032,759	$0.025

On September 1, 2017, Michael Hawkins, the Company’s CFO exercised a warrant to acquire 5,416,551 shares of the Company’s common stock.  The stock was issued to Epic Industry Corp, a company wholly owned by Michael Hawkins.

On September 21, 2017, Carl G. Hawkins, the Company’s corporate counsel exercised a warrant to acquire 1,000,000 shares of the Company’s common stock, at $0.025 per share for $25,000.

Note 15. Subsequent Events

On November 1, 2017 OBITX, Inc., issued seven year warrants for the purchase of a combined total of 1,750,000 common shares to five individuals/entities at the purchase price of $1.00 per share.

On November 1, 2017, OBITX, Inc., entered into a consulting agreement with Alex Mardikian, the Chief Executive Officer and a consulting agreement with Brandy Craig, the Chief Financial Officer of the Company.  The terms of the Agreement are the same.  The agreements call for $7,000 per month for a period of one year. The payments may be booked as a note due, which may be converted into shares of the company at then current price per share.  The Company and consultant may elect to convert a portion of this into equity of the company.  In addition, each consultant was issued a seven-year warrant to acquire 250,000 shares of the Company Stock at $1.00 per share.

On November 1, 2017, OBITX, Inc., entered into a consulting agreement with the Law Offices of Carl G. Hawkins to serve as corporate counsel. The agreement calls for a one-time payment of $5,000 plus $150 per hour for legal services. The payments may be booked as a note due, which may be converted into shares of the company at then current price per share.  The Company and counsel may elect to convert a portion of this into equity of the company.  In addition, counsel was issued a seven-year warrant to acquire 250,000 shares of the Company Stock at $1.00 per share.

On November 1, 2017 OBITX, Inc., entered into an agreement with the Company, to convert the $3,043,285 owed to MCIG for the assigned  rights and obligations to the 420 Cloud Software Network to OBITX in exchange for 100,000 shares of Series A Preferred Stock and 500,000 shares of OBITX common stock.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended April 30, 2017.

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
Team Development

CBD Segment We provide wholesale and retail CBD products through multiple websites. We sale our own private label – VitaCBD, and we sale other brands through contractual arrangements. 27

Vaporizer Segment

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

OBITX, Inc.

We incorporated OBITX, Inc., as GigETech, Inc., in the state of Delaware on April 3, 2017.  We then assigned our newly acquired social media platform software to OBITX.  We launched the social media platform on April 20, 2017. OBITX, Inc., is a majority owned subsidiary of the Company.

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

Operating Results

Our operating results for the three months ended October 31, 2017 and 2016 are summarized as follows:

	Three months ended October 31,
	2017	2016

Sales	$ 2,030,929	$ 620,015
Cost of Sales	746,031	399,864
Gross Profit	1,284,898	220,151
Total Operating Expenses	537,397	262,437
Other Income	-	55,815
Net Income from Continuing Operations	747,501	13,529

Our operating results for the six months ended October 31, 2017 and 2016 are summarized as follows:

	Six months ended October 31,
	2017	2016

Sales	$ 5,209,960	$ 874,717
Cost of Sales	3,520,754	581,265
Gross Profit	1,689,206	293,452
Total Operating Expenses	881,397	507,679
Other Income	-	57,023
Net Income (loss) from Continuing Operations	807,809	(157,204)

Adjusted Net Income Our adjusted operating results for the three months ended October 31, 2016 and 2015 are summarized as follows:

	Three months ended October 31,
	2017	2016

Sales	$ 2,030,929	$ 620,015
Cost of Sales	746,031	399,864
Gross Profit	1,284,898	220,151
Total Operating Expenses	439,766	146,672
Other Income	-	53,915
Net Income from Continuing Operations	845,132	127,394

Our adjusted operating results for the six months ended October 31, 2016 and 2015 are summarized as follows:

	Six months ended October 31,
	2017	2016

Sales	$ 5,209,960	$ 874,717
Cost of Sales	3,520,754	581,265
Gross Profit	1,689,206	293,452
Total Operating Expenses	731,296	216,087
Other Income	-	53,915
Net Income from Continuing Operations	957,910	131,978

32

Results of Operations

Three Months Ended October 31, 2017 Compared to Three Months Ended October 31, 2016

Revenue

Our revenue from operations for the three months ended October 31, 2017 was $2,030,929 compared to $620,015, an increase of $1,410,914 or approximately 328%, from the three months ended October 31, 2016.  This increase is primarily a result of the media segment which had an increase of $1,250,150 which had zero income for the three months ended October 31, 2016.

Cost of Goods Sold

Our cost of goods sold for the three months ended October 31, 2017 was $746,031 compared to $399,864 for the three months ended October 31, 2016. The increase is primarily due to the increase in sales.

Gross Profit

Our gross profit for the three months ended October 31, 2017 was $1,284,898 compared to $220,151 for the three months ended October 31, 2016. The gross profit of $1,284,898 for the three months ended October 31, 2017 represents approximately 63.3% as a percentage of total revenue. The gross profit of $220,151 for the three months ended October 31, 2016 represents approximately 35.5% as a percentage of total revenue. This increase in the gross profit is primarily attributed to the increase in tech and media revenue with higher profit margins.

Operating Expenses

Our operating expenses increased by $274,960 to $537,397 for the three months ended October 31, 2017, from $262,437 for the three months ended October 31, 2016.

The increase was primarily due to the decrease in stock based compensation of $57,300, and selling, general and administrative expenses of $4,485 offset by increases in professional fees of $18,584, marketing and advertising of $4,753, research and development of $4,121, consulting of $270,392 and amortization and depreciation of $38,895.

Our total operating expenses for the three months ended October 31, 2017 of $537,397 consisted of $53,429 of selling, general and administrative expenses, $27,414 of professional fees, consulting expense of $350,049, marketing expense of $4,753, research and development of $4,121, stock based compensation of $45,250, and $52,381 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Income

Our net income increased by $737,033 to $747,501 for the three months ended October 31, 2017 from a net income of $10,468 for the three months ending October 31, 2016. The increase in net income is primarily a result of the gross profit increase of $1,064,747, offset by an increase in operating expenses of $274,960.

Six Months Ended October 31, 2017 Compared to Three Months Ended October 31, 2016

Revenue

Our revenue from operations for the six months ended October 31, 2017 was $5,209,960 compared to $874,717, an increase of $4,335,243 or approximately 596%, from the six months ended October 31, 2016.  This increase is primarily a result of the media segment which had an increase of $1,250,150 which had zero income for the six months ended October 31, 2016, and an increase in the construction segment of $2,744,488.

Cost of Goods Sold

Our cost of goods sold for the six months ended October 31, 2017 was $3,520,754 compared to $581,265 for the six months ended October 31, 2016. The increase is primarily due to the increase in sales.

Gross Profit

Our gross profit for the six months ended October 31, 2017 was $1,689,206 compared to $293,452 for the six months ended October 31, 2016. The gross profit of $1,689,206 for the six months ended October 31, 2017 represents approximately 32.4% as a percentage of total revenue. The gross profit of $293,452 for the six months ended October 31, 2016 represents approximately 33.5% as a percentage of total revenue. This increase in the gross profit is primarily attributed to the increase in tech and media revenue with higher profit margins and the increase in construction costs.

Operating Expenses

Our operating expenses increased by $373,719 to $881,398 for the six months ended October 31, 2017, from $507,679 for the six months ended October 31, 2016.

The increase was primarily due to the decrease in stock based compensation of $225,600, offset by increases in selling, general and administrative expenses of $46,751, professional fees of $22,184, marketing and advertising of $18,667, research and development of $4,121, consulting of $424,306 and amortization and depreciation of $83,290.

Our total operating expenses for the six months ended October 31, 2017 of $881,398 consisted of $132,277 of selling, general and administrative expenses, $44,114 of professional fees, consulting expense of $532,117, marketing expense of $18,667, research and development of $4,121, stock based compensation of $45,250, and $104,852 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Income

Our net income increased by $965,012 to $807,808 for the six months ended October 31, 2017 from a net loss of $157,204 for the six months ending October 31, 2016. The increase in net income is primarily a result of the gross profit increase of $1,395,754, offset by an increase in operating expenses of $373,719.

Liquidity and Capital Resources

Introduction

During the six months ended October 31, 2017 we used $654,578 in operating cash flows. Our cash on hand as of October 31, 2017 was $980,084.

Cash Requirements

We had cash available of $980,084 as of October 31, 2017.  Based on our revenues, cash on hand and current monthly burn rate, around break-even, we believe that our operations are sufficient to fund operations through April 2018.

Sources and Uses of Cash

Operations

We used $1,507,665 in cash by operating activities for the six months ended October 31, 2017, as compared to cash used of $346,095 for the six months ended October 31, 2016.

Net cash provided by operations consisted primarily of the net income of $807,808 offset by non-cash expenses of $150,102 consisting of $104,852 in depreciation and amortization of intangible assets and $45,250 in stock based compensation. Additionally, changes in assets and liabilities consisted of increases of $1,689,912 in accounts receivable, and deferred revenue of $511,816, with decreases in prepaid expenses of $119,515, inventory of $51,625, accounts payable of $752,116 and reserve for uncollectable accounts of $420,379.

Investments

We used $79,549 in investing activities for the six months ended October 31, 2017 compared to cash used by investing activities of $459,081 for the six months ended October 31, 2016. Our investing activities consisted primarily of $63,610 in software development cost, $963 in website designs, and $14,976 in furniture and equipment.

Financing

We had net cash provided in financing activities of $932,636 and $1,010,446 for the six months ended October 31, 2017 and 2016 respectively.  Our financing activities consisted of an increase in net proceeds from the issuance of stock of $756,587 and an increase of $326,049 of advances made by a related party, offset by the payment of $150,000 to notes payable.

Results of Adjusted Operations

Three Months Ended October 31, 2017 Compared to Three Months Ended October 31, 2016

Revenue

Our revenue from operations for the three months ended October 31, 2017 was $2,030,929 compared to $620,015, an increase of $1,410,914 or approximately 328%, from the three months ended October 31, 2016.  This increase is primarily a result of the media segment which had an increase of $1,250,150 which had zero income for the three months ended October 31, 2016.

Cost of Goods Sold

Our cost of goods sold for the three months ended October 31, 2017 was $746,031 compared to $399,864 for the three months ended October 31, 2016. The increase is primarily due to the increase in sales.

Gross Profit

Our gross profit for the three months ended October 31, 2017 was $1,284,898 compared to $220,151 for the three months ended October 31, 2016. The gross profit of $1,284,898 for the three months ended October 31, 2017 represents approximately 63.3% as a percentage of total revenue. The gross profit of $220,151 for the three months ended October 31, 2016 represents approximately 35.5% as a percentage of total revenue. This increase in the gross profit is primarily attributed to the increase in tech and media revenue with higher profit margins.

Operating Expenses

Our operating expenses increased by $293,094 to $439,766 for the three months ended October 31, 2017, from $146,672 for the three months ended October 31, 2016.

The increase was primarily due to the decrease in selling, general and administrative expenses of $4,485, offset by increases in professional fees of $18,584, marketing and advertising of $4,753, research and development of $4,121, and consulting of $270,392.

Our total operating expenses for the three months ended October 31, 2017 of $439,766 consisted of $53,429 of selling, general and administrative expenses, $27,414 of professional fees, consulting expense of $350,049, marketing expense of $4,753, and research and development of $4,121. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Income

Our net income increased by $717,38 to $845,132 for the three months ended October 31, 2017 from a net income of $127,394 for the three months ending October 31, 2016. The increase in net income is primarily a result of the gross profit increase of $1,064,747, offset by an increase in operating expenses of $293,094.

Six Months Ended October 31, 2017 Compared to Three Months Ended October 31, 2016

Revenue

Our revenue from operations for the six months ended October 31, 2017 was $5,209,960 compared to $874,717, an increase of $4,335,243 or approximately 596%, from the six months ended October 31, 2016.  This increase is primarily a result of the media segment which had an increase of $1,250,150 which had zero income for the six months ended October 31, 2016, and an increase in the construction segment of $2,744,488.

Cost of Goods Sold

Our cost of goods sold for the six months ended October 31, 2017 was $3,520,754 compared to $581,265 for the six months ended October 31, 2016. The increase is primarily due to the increase in sales.

Gross Profit

Our gross profit for the six months ended October 31, 2017 was $1,689,206 compared to $293,452 for the six months ended October 31, 2016. The gross profit of $1,689,206 for the six months ended October 31, 2017 represents approximately 32.4% as a percentage of total revenue. The gross profit of $293,452 for the six months ended October 31, 2016 represents approximately 33.5% as a percentage of total revenue. This increase in the gross profit is primarily attributed to the increase in tech and media revenue with higher profit margins and the increase in construction costs.

Operating Expenses

Our operating expenses increased by $515,209 to $731,296 for the six months ended October 31, 2017, from $216,087 for the six months ended October 31, 2016.

The increase was primarily due to the increases in selling, general and administrative expenses of $46,841, professional fees of $22,184, marketing and advertising of $18,667, research and development of $4,121, and consulting of $424,306.

Our total operating expenses for the six months ended October 31, 2017 of $731,296 consisted of $132,277 of selling, general and administrative expenses, $44,114 of professional fees, consulting expense of $532,117, marketing expense of $18,667, and research and development of $4,121. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Income

Our net income increased by $826,630 to $957,910 for the six months ended October 31, 2017 from a net income of $131,280 for the six months ending October 31, 2016. The increase in net income is primarily a result of the gross profit increase of $1,395,754, offset by an increase in operating expenses of $515,209.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2017. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

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

39

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

mCig, Inc.

Dated: December 20, 2017		/s/ Paul Rosenberg
	By:	Paul Rosenberg
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: December 20, 2017		/s/ Michael W. Hawkins
	By:	Michael W. Hawkins
	Its:	Chief Financial Officer (Principal Financial Officer)

40