Form 10-Q
period 2018-01-31
mCig, Inc.
filed 2018-04-16
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[√]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [√]
As of March 15, 2018, the Company had 415,310,809 shares of common stock, $0.0001 par value outstanding.
Transitional Small Business Disclosure Format Yes [ ] No [√]

mCig, Inc.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of January 31, 2018 (unaudited) and April 30, 2017	4
Condensed Consolidated Statements of Operations for the three months ended January 31, 2018 and 2017 and the nine months ended January 31,2018 and 2017 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2018 and 2017 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	34
Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3. Defaults Upon Senior Securities	35
Item 4. Mine Safety Disclosures	35
Item 5. Other Information	35
Item 6. Exhibits	36
SIGNATURES	37

         PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months and six months ended January 31, 2018 are not necessarily indicative of the results that can be expected for the year ending April 30, 2018.

mCig, Inc.
and SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	January 31,	April 30
	2018	2017
	(Unaudited)
Current Assets
Cash and cash equivalents	$ 679,951	$ 1,634,662
Accounts receivable, net	2,152,255	149,968
Inventory	50,803	54,278
Notes receivable	1,530	1,529
Prepaid expenses	41,715	147,015
Total current assets	2,926,254	1,987,452
Property, plant and equipment, net	3,258,738	3,070,497
Cost basis investment	952,023	902,023
Intangible assets, net	993,085	1,018,302
Total assets	$ 8,130,100	$ 6,978,274
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 143,720	$ 779,995
Due to shareholder	486,666	173,312
Other current liabilities	3,100	150,000
Reserve for uncollected accounts	431,409	11,030
Deferred revenue	13,010	517,033
Total current liabilities	1,077,905	1,631,370
Total Liabilities	1,077,905	1,631,370
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;	1,185	1,285
	11,850,000 and 12,850,000 shares issued and outstanding, as
of October 31, 2017 and April 30, 2017, respectively.
Common stock, $0.0001 par value, voting; 560,000,000 shares	41,531	38,609
authorized; 415,310,809 and 386,094,258 shares issued, and
	outstanding, as of January 31, 2018 and April 30, 2017, respectively.
Treasury stock	(680,330)	(680,330)
Additional paid in capital	12,538,696	11,118,841
Accumulated deficit	(4,778,465)	(5,131,501)
Total stockholders' equity	7,122,617	5,346,904
Non-Controlling Interest	(70,422)	-
Total Equity	7,052,195	-
Total liabilities and stockholders' equity	$ 8,130,100	$ 6,978,274

See accompanying notes to audited consolidated financial statements. 4

mCig, Inc.
and SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	For the three months ended		For the nine months ended
	January 31,		January 31,
	2018	2017	2018	2017

Sales	$ 780,241	$ 1,362,689	$ 6,006,252	$ 2,237,405
Construction costs	31,320	-	2,663,181	-
Merchandise	257,960	-	756,970	-
Commissions	18,893	-	56,307	-
Amortization & depreciation associated with sales	115,495	-	199,455	-
Merchant fees, shipping, and other costs	44,658	1,074,459	397,394	1,655,692
Total Cost of Sales	468,326	1,074,459	4,073,228	1,655,692
Gross Profit	311,915	288,230	1,933,024	581,713
Selling, general, and administrative	84,033	67,360	241,786	160,965
Professional fees	65,043	6,240	106,056	20,030
Stock based compensation	233,500	(91,203)	278,750	179,647
Marketing & advertising	13,345	-	25,503	-
Research and development	513	-	4,634	-
Consultant fees	430,092	101,169	962,209	208,980
Amortization and depreciation	10,581	13,486	31,472	35,140
Total operating expenses	837,107	97,052	1,650,410	604,762
Income (Loss) from operations	(525,192)	191,178	282,614	(23,049)
Other income	-	654,033	-	711,054
Net income (loss) before non-controlling interest	(525,192)	845,211	282,614	688,005
Gain (loss) attributable to non-controlling interest	70,422	(5,341)	70,422	(11,039)
Net income (loss) attributable to controlling interest	$ (454,770)	$ 850,552	$ 353,036	$ 699,044
Basic and diluted (Loss) per share:
Income(Loss) per share from continuing operations	0.00	(0.00)	0.00	(0.00)

Income(Loss) per share	0.00	(0.00)	0.00	(0.00)
Weighted average shares outstanding - basic and diluted	392,843,133	342,035,457	392,843,133	331,114,006

See accompanying notes to unaudited consolidated financial statements.
5

mCig, Inc.
and SUBSIDIARIES
Statements of Cash Flows
(unaudited)

	For the nine months ended
	January 31,
	2018	2017
Cash flows from operating activities:
Net (Loss)	$ 282,614	$ 688,005
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Depreciation and amortization	230,927	35,140
Common stock issued for services	278,750	-
Decrease (Increase) in:
Accounts receivable, net	(2,002,287)	(567,060)
Inventories	3,475	(64,914)
Prepaid expenses and other current assets	105,300	(193,840)
Accounts payable, accrued expenses and taxes payable	(783,176)	958
Deferred revenue	(504,023)	84,355
Reserve for uncollectable accounts	420,379	-
Total adjustment to reconcile net income to net cash	(2,250,655)	(705,362)
Net cash provided In operating activities	(1,968,041)	(17,356)
Cash flows from investing activities:
Increase (Decrease) in:
Net cash received from acquisition	(50,000)	(152,023)
Acquisition of property, plant and equipment	(388,897)	(6,621)
Acquisition of intangible assets	(5,054)	(27,584)
Net cash received in investing activities	(443,951)	(186,228)
Cash Flows from Financing Activities:
Borrowing from related party	313,354	(58,945)
Notes Payable	-	-
Treasury Stock	-	-
Proceeds from Issuance of Stock, Net	1,143,927	602,475
Net Cash Provided By (Used in) Financing Activities	1,457,281	543,530
Net Change in Cash	(954,711)	339,946
Cash at Beginning of Year	1,634,662	80,542
Cash at End of Period	$ 679,951	$ 420,488

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Non-cash Investing and Financing Activities:
OBITX proceeds from issuance of stock	$ 275,650	$ -
Conversion of preferred stock to common stock	$ -	$ 1,000
Purchase of Domains and Websites	$ -	$ 248,893
Purchase of CHO Brand and Intellectual Property	$ -	$ 53,276
Settlement of Vapolution, Net	$ -	$ (26,959)
Purchase of Agri-Contractors	$ -	$ 160,008
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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NYAcres, Inc., (“NYACRES”), Grow Contractors Inc., (“GROW”), mCig Internet Sales, Inc., (“MINT”), mCig Limited LTD (“MCIG Europe”), Tuero Capital, Inc., (“TUERO”), Tuero Asset Management, LLC (“TAM”), Vapolution, Inc., (“VAPO”), and VitaCig, Inc., (“VITA”), and its majority controlled subsidiary OBITX, Inc., (“OBITX”)

Description of Business

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

In FY2015 we began offering hemp based cannabinoid (“CBD”) products through various websites and wholesale distribution.  In 2016 the Company expanded its products and services to include construction.  In 2017 we added consulting services in the cannabis industry.  In addition, we launched a social media platform, 420Cloud, in the cannabis markets.  In November 2017 we entered into a joint venture project (“NYAcres Project”) with the FarmOn! Foundation in Copake, New York to grow hemp on a 212-acre farm.

The Company continues to look at strategic acquisitions and product and service developments for future growth.  We are currently incubating a cannabis supply company.

Subsidiaries of the Company

The Company currently operates, in addition to mCig, Inc., eight wholly owned subsidiaries, and one majority controlled subsidiary, which are consolidated:

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

NYAcres, Inc.

We incorporated in November 2017 to provide a mechanism in which to enter into a joint venture project with FarmOn! Foundation.  NYAcres is a wholly owned subsidiary of the Company.

OBITX, Inc.

We incorporated OBITX, Inc., under the name GigETech, Inc., in the state of Delaware on March 30, 2017.  We then assigned our newly acquired social media platform software to OBITX.  We launched the social media platform on April 20, 2017. OBITX was a wholly owned subsidiary of the Company through October 31, 2017.  On November 1, 2017 implemented several consulting agreements, raised its own capital, and subsequent to this reporting period, on February 9, 2018 filed a Form S-1 Registration Statement to effectuate a spin-off of OBITX into its own separate entity.

Tuero Capital, Inc.

We incorporated in May 2017 to provide financial services in support of the cannabis industry. Tuero Capital, Inc., was incorporated in the state of Florida, and is a wholly owned subsidiary of the Company.

Tuero Asset Management Corp

We incorporated on September 1, 2017 for the legal purpose of ownership of all of MCIG’s tangible and intangible assets. Tuero Asset Management Corp was incorporated in the state of Florida, and is a wholly owned subsidiary of the Company.

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

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the wholly owned subsidiaries of GROW, MINT, MCIG Europe, NYACRES, OBITX, TUERO, TAM, VAPO, and VITA for the quarter ended January 31, 2018. Significant intercompany balances and transactions have been eliminated.

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

For the three months ended January 31, 2018, there were no significant customers.  For the nine months ended January 31, 2018 sales to the Company’s primary three customers accounted for approximately 57.5% of revenue. The following chart shows the segments in which the top three customers were reported:

Primary Customers
Nine Months ended January 31, 2018	Amount	% of Total Sales
Construction Customer	1,042,804	17.4%
Media Customer	1,250,000	20.8%
Supply Customer	1,159,333	19.3%
Total	3,452,137	57.5%

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

Segment	Subsidiary
Construction and Consulting	Grow Contractors, Inc.
CBD	mCig Internet Sales, Inc.
Vaporizer	VitaCig, Inc.
Media	OBITX, Inc. (formerly known as GigeTech, Inc) Tuero Capital, Inc.
Cannabis Supplies	Vapolution, Inc.
Corporate	mCig, Inc. Tuero Asset Management Corp
Agriculture	NYAcres, Inc.

We began recording segments in fiscal year 2017 (ending April 30, 2017). We report our financial performance based on the segments described in Note 8 – Segment Information. 9

Business Segments
	Total Revenue		Percentage of Total Revenue
	Three Months Ended January 31,		Three Months Ended January 31,
	2018	2017	2018	2017
Consulting and Construction	$ 118,195	$ 1,090,982	15.1%	80.1%
CBD	28,218	133,869	3.6%	9.8%
Vaporizers	73,353	137,838	9.4%	10.1%
Media	75,906	-	9.7%	0.0%
Supplies	484,569	-	62.1%	0.0%
Agriculture	-	-	0.0%	0.0%
Corporate	-	-	0.0%	0.0%
Total	$ 780,241	$ 1,362,689	100.0%	100.0%

Business Segments
	Total Revenue		Percentage of Total Revenue
	Nine Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
Consulting and Construction	$ 3,112,545	$ 1,340,844	51.8%	59.9%
CBD	56,064	310,534	0.9%	13.9%
Vaporizers	336,254	586,027	5.6%	26.2%
Media	1,342,056	-	22.3%	0.0%
Supplies	1,159,333	-	19.3%	0.0%
Agriculture	-	-	0.0%	0.0%
Corporate	-	-	0.0%	0.0%
Total	$ 6,006,252	$ 2,237,405	100.0%	100.0%

Inventory

In accordance with ASU 2015-11 – Inventory (Topic 330) – Simplifying the Measurement of Inventory, the Company’s inventory consists of finished product, mCig products valued at the lower of cost or market valuation under the first-in, first-out method of costing.

As of January 31, 2018, the Company had no allowance for obsolescence. The level of inventory maintained by the Company is insignificant and is typically ordered on an as needed basis, or just-in-time.

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

Accounts Receivable

The Company reviews all outstanding accounts receivable for collectability on a quarterly basis. An allowance for doubtful accounts is recorded for any amounts deemed uncollectable. The Company does not accrue interest receivable on past due accounts receivable. The Company recognized $418,460 and $0 as an uncollectable reserve for the nine months ending January 31, 2018 and January 31, 2017, respectively.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $62,889 and $0 in excess of federally insured limits at January 31, 2018 and 2017.

Cost-Basis Investments

The Company’s non-marketable equity investment in the NYAcres Project, Cannabiz Supply, and Stony Hill Corp is recorded using the cost-basis method of accounting, and is classified within other long-term assets on the accompanying balance sheet as permitted by FASB ASC 325, “Cost Method Investments”. During the nine months ended January 31, 2018 and 2017 there were no impairment losses.

Equity-Basis Investments

The Company accounted for its original ownership of VitaCig, Inc., (Nevada) as an equity-basis investment. As of January 31, 2018, and January 31, 2017, there is no net book value of the ownership of VitaCig, as the pro-rata value after the Spin-off and the impairment of the investment in VitaCig.

On June 22, 2016, the Company reduced its ownership of VitaCig, Inc., to 57,500,000 through a Separation and Transfer Agreement where the Company acquired the business operations of VitaCig in exchange for selling back to the treasury of VitaCig, Inc., (Nevada) 172,500,000.

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. Management reviews mCig’s reserves at least quarterly to ensure that its accruals are adequate in meeting expected future warranty obligations, and the Company will adjust its estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that are recorded may be material.. As a result, the products that can be returned as a warranty replacement are extremely limited. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report for the year ended April 30, 2017. Based on these actual expenses, the warranty reserve, as estimated by management as of January 31, 2018 and January 31, 2017 were at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months and nine months ended January 31, 2018 and 2017 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 5. Property, Plant and Equipment

The following is a detail of equipment at January 31, 2018 and April 30, 2017:

Property, Plant, and Equipment
	As of
	January 31, 2018	April 30, 2017
Office furniture	$18,322	$1,792
Rollies machine	5,066	5,066
Computer equipment	1,544	1,544
ATM machines	299,970	-
Agriculture tools and equipment	5,408	-
420 Cloud	3,132,177	3,063,635
Total acquisition cost	$3,462,487	$3,072,037
Accumulated depreciation	203,749	1,540
Total property, plant, and equipment	$3,258,738	$3,070,497

Depreciation expense on property, plant and equipment was $199,725 and $1,150 for the nine months ended January 31, 2018 and 2017, respectively. 12

Note 6:  Accounts Receivable

The Company’s accounts receivable is primarily from its construction and media segment.

The Company maintains subscription receivables of $183,784 for the exercise of warrants and options.  The funds were not received prior to the filing of this report and as such are not incorporated in the balance sheet statement.  A complete breakdown of the accounts receivable and subscriptions receivable is as follows:

Accounts Receivable
Amount
Construction receivables	593,457
Retail Sales receivables	1,384,420
Subscription receivables	358,162
Total accounts and subscription receivables	2,336,039
Subscription receivables not yet collected	183,784
Total accounts receivable	2,152,255

Note 7. Intangible Assets: Intangible assets, net amortization over five years for domain names and three years for websites, consisted of the following:

Intangible Assets
		As of
		January 31, 2018
	Weighted	Gross Carrying Amount	Accumulated Amortization
	Average			Net Carrying
	Useful Life			Amount
	(in Years)
		$	$	$
Finite lived intangible assets
Website Designs	5	65,857	23,161	42,696
VitaCBD, LLC	5	200,000	40,000	160,000
Total finite lived intangible assets		265,857	63,161	202,696
Infinite lived intangible assets
Internet domain names		363,348	-	363,348
Trademarks and intellectual properties		455,637	-	455,637
Total infinite lived intangible assets		818,985	-	818,985
Total Intangible Assets		1,084,842	63,161	993,084

13

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

Note 8. Business Segments:

The Company operates primarily in five segments; i) construction and consulting, ii) vaporizers, iii) CBD, iv) media, v) cannabis supplies, vi) agriculture, and vi) corporate. This summary reflects the Company's current segments, as described below.

Information concerning the revenues and operating income (loss) for the three months ended January 31, 2018 and 2017, and the identifiable assets for the segments in which the Company operates are shown in the following table:

Business Segments
For the Three Months Ended January 31, 2018	Construction	Vaporizers	CBD	Agriculture	Media	Supply	Corporate	Total
Revenue	$ 118,195	$ 73,353	$ 28,218	$ -	$ 75,906	$ 484,569	$ -	$ 780,241
Segment Income (Loss) from Operations	(10,593)	4,229	(24,049)	(28,876)	(78,462)	49,352	(366,166)	(454,770)
Total Assets	785,985	262,724	46,059	(28,876)	4,717,014	101,708	2,245,486	8,130,100
Capital Expenditures	15,714	225	-	55,408	5,689	-	(3,076,467)	(2,999,431)
Depreciation and Amortization	130	181	90	-	115,495	-	10,180	126,076

For the Three Months Ended January 31, 2017	Construction	Vaporizers	CBD	Agriculture	Media	Supply	Corporate	Total
Revenue	$ 1,090,982	$ 137,838	$ 133,869	$ -	$ -	$ -	$ -	$ 1,362,689
Segment Income (loss) from Operations	234,597	(29,727)	5,182	-	-	-	640,500	850,552
Total Assets	169,018	143,670	5,689	-	-	-	1,489,541	1,807,918
Capital Expenditures	3,554	59,327	-	-	-	-	246,105	308,986
Depreciation and Amortization	-	181	13,215	-	-	-	90	13,486
14

Information concerning the revenues and operating income (loss) for the nine months ended January 31, 2018 and 2017, and the identifiable assets for the segments in which the Company operates are shown in the following table:

Business Segments
For the Nine Months Ended January 31, 2018	Construction	Vaporizers	CBD	Agriculture	Media	Supply	Corporate	Total
Revenue	$ 3,112,545	$ 336,254	$ 56,064	$ -	$ 1,342,056	$ 1,159,333	$ -	$ 6,006,252
Segment Income (Loss) from Operations	180,186	80,641	(25,802)	(28,876)	766,473	83,464	(694,752)	361,334
Total Assets	785,335	262,724	46,059	(28,876)	4,670,214	106,156	2,241,464	8,083,076
Capital Expenditures	15,714	225	-	55,408	256,089	-	(3,076,467)	(2,749,031)
Depreciation and Amortization	389	543	270	-	199,455	-	30,270	230,927

For the Nine Months Ended January 31, 2017	Construction	Vaporizers	CBD	Agriculture	Media	Supply	Corporate	Total
Revenue	$ 1,340,844	$ 586,027	$ 310,534	$ -	$ -	$ -	$ -	2,237,405
Segment Income from Operations	211,806	81,436	40,657	-	-	-	365,145	699,044
Total Assets	169,018	143,670	49,332	-	-	-	1,489,541	1,851,561
Capital Expenditures	3,554	59,327	-	-	-	-	246,105	308,986
Depreciation and Amortization	-	362	33,928	-	-	-	758	35,048

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

The following tables reflect the non-GAAP Consolidated Statements of Operations for the three months and nine months ended January 31, 2018 and January 31, 2017, respectively.

mCig, Inc.
and SUBSIDIARIES
Adjusted Consolidated Statements of Operations
(unaudited)

	For the three months ended January 31,		For the nine months ended January 31,
	2018	2017	2018	2017

Sales	$ 780,241	$ 1,362,689	$ 6,006,252	$ 2,237,405
Total Cost of Sales	352,831	1,074,459	3,873,773	1,655,692
Gross Profit	427,410	288,230	2,132,479	581,713
Selling, general, and administrative	84,033	67,360	241,786	160,965
Professional Fees	65,043	6,240	106,056	20,030
Marketing & Advertising	13,345	-	25,503	-
Research & Development	513	-	4,633	-
Consultant Fees	430,092	101,169	962,209	208,980
Depreciation	-	271	-	1,181
Total Operating Expenses	593,026	175,040	1,340,187	391,156
Income (Loss) From Operations	(165,616)	113,190	792,292	190,557
Other Income (Expense)	-	-	-	53,915
Net Income (Loss) Before Non-Controlling Interest	(165,616)	113,190	792,292	244,472
Gain (Loss) Attributable to Non-Controlling Interest	(70,422)	5,241	(70,422)	14,100
Net Income (Loss) Attributable to Controlling Interest	$ (95,194)	$ 107,949	$ 862,714	$ 230,372
Basic and Diluted (Loss) Per Share:
Income(Loss) per share from Continuing Operations	$ (0.00)	$ 0.00	$ 0.00	$ 0.00
Income(Loss) Per Share	$ (0.00)	$ 0.00	$ 0.00	$ 0.00
Weighted Average Shares Outstanding - Basic and Diluted	392,843,133	342,035,457	392,843,133	331,114,006

The following table is a reconciliation of the EBITDA and Adjusted Net Income (non-GAAP measures) to the Net Income with the GAAP Consolidated Statements of Operation for the three months and nine months ended January 31, 2018 and January 31, 2017, respectively.

mCig, Inc.
and SUBSIDIARIES
Reconciliation of Adjusted Consolidated Statements of Operations
(unaudited)

	For the three months ended January 31,		For the nine months ended January 31,
Reconciliation	2018	2017	2018	2017
Net income (loss) attributable to controlling interest	(454,770)	850,552	353,037	699,044
Interest	-	-	-	(1,009)
Depreciation and Amortization	126,076	13,386	230,927	35,140
EBITDA	(328,694)	863,938	583,964	734,184

Adjustment for Non-Intangible Asset Depreciation	-	(271)	-	(1,181)
Stock Based Compensation	233,500	(91,203)	278,750	200,424
Settlement on Investment	-	(654,033)	-	(674,855)
Adjusted Net Income	(95,194)	118,431	862,714	258,572

16

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

Note 11. Related Parties and Related Party Transactions

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

On September 1, 2017 Mr. Michael Hawkins, the Company’s CFO exercised his option to acquire 5,416,551 shares of common stack for the price of $135,412.78.  The purchase was paid from Mr. Hawkins outstanding balance owed him in accounts payable.

On September 13, 2017 the Company entered into an agreement to provide social media and other advertising services to Render Payment, LLC.  Michael Hawkins, the then Chief Financial Officer, is a non-controlling member with greater than 10% ownership in Render Payment, LLC.  Under terms of the agreement, we were paid $1,250,000 which is currently outstanding.

On September 23, 2017 the Company entered into an agreement with Carl G. Hawkins, the son Michael Hawkins, the Company’s CEO to act as corporate counsel.  The terms of the agreement was for $3,000 per month and 250,000 shares of common stock.  Mr. Carl Hawkins received an option to acquire 1,000,000 shares at $0.217 per share.

On October 1, 2017 Michael Hawkins agreed to a reduction of pay.  Mr. Hawkins pay was reduced from $13,500 per month to $10,500 per month.  As a condition for this reduction the Company vested one year of his stock options immediately.

On December 2, 2017 Paul Rosenberg, the Company’s CEO and Chairman of the Board, converted 1,000,000 shares of Series A Preferred into 10,000,000 shares of common stock.

On November 1, 2017 OBITX, Inc., a subsidiary of MCIG, issued a seven year warrants for the purchase of 500,000 common shares of OBITX at the purchase price of $1.00 per share to Paul Rosenberg, the Company’s CEO.

On November 1, 2017 OBITX, Inc., a subsidiary of MCIG, issued a seven year warrants for the purchase of 500,000 common shares of OBITX at the purchase price of $1.00 per share to Epic Industry Corp, a single member company owned by Michael Hawkins, the Company’s CFO.

On November 1, 2017 FinTech Labs, LLC, a company in which Paul Rosenberg is a 50% owner, acquired 500,000 shares of OBITX at the purchase price of $50.

On November 1, 2017 Epic Industry Corp, a single member company owned by Michael Hawkins, acquired 250,000 shares of OBITX at the purchase price of $25.

On November 1, 2017 Paul Rosenberg invested $100,000 into OBITX.  Mr. Rosenberg received 1,000,000 shares of OBITX common stock in exchange for the investment.

On January 1, 2018 Paul Rosenberg invested $150,000 into OBITX.  Mr. Rosenberg received 1,500,000 shares of OBITX common stock in exchange for the investment.

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

Note 12. Stockholders’ Equity

Common Stock

As of January 31, 2018, the Company was authorized to issue 560,000,000 common shares at a par value of $0.0001.  As of January 31, 2018, the Company had issued and outstanding 415,310,809 common shares.

During the three months ended January 31, 2018 the Company issued 2,300,000 in a legal settlement with the Delaney Equity Group, LLC, 200,000 to our legal team in support of the settlement action, and 10,000,000 shares through the conversion of Preferred Stock.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock, of which it has designated 23,000,000 as Series A Preferred, at $0.0001 par value.   The Company has 11,850,000 issued and outstanding as of January 31, 2018.  Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock.

Note 13.  Stock Option Plan

Under its Year 2016 Stock Option Plan (the “Plan”), the Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant.

Options granted under the Plan are exercisable at the exercise price of grant and, subject to termination of employment, expire three years from the date of issue, are not transferable other than on death, and vest in monthly installments commencing at various times from the date of grant.  As of January 31, 2018, the Company recorded compensation cost of $0 within operating expenses related to stock options granted in 2016. As of January 31, 2018 total compensation cost related to non-vested awards not yet recognized was $0.

The weighted average fair value at date of grant for options granted under the option plan is $0.____ per option. The fair value of each option at date of grant utilized the closing price of the stock on the date of issue.

A summary of the Company’s stock option plan as of January 31, 2018 is presented below:

		Weighted
		Average
		Exercise
	Shares	Price

Options outstanding at beginning of period (May 1, 2017)	15,926,830	$0.1362

Granted	1,000,000	0.21
Forfeited	4,450,000	0.12
Exercised	2,100,000	0.26
Options outstanding at January 31, 2018	10,826,830	$0.063

There are currently 16,200,000 unissued options under the 2016 Stock Option Plan. The following table summarizes information for stock options outstanding at January 31, 2018: 19

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	@ 7/31/17	in years	Price	@ 1/31/18	Price

$0.034 - $0.107	10,826,830	2.32	$0.153	10,826,830	$0.153

Note 13. Warrants A summary of warrant activity for period ended January 31, 2018 is as follows:

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

On September 23, 2017, Carl G. Hawkins, the Company’s corporate counsel exercised a warrant to acquire 1,000,000 shares of the Company’s common stock, at $0.025 per share for $25,000.

Note 11. Subsequent Events

There are no reportable subsequent events.

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

In FY2015 we began offering hemp-based cannabinoid (“CBD”) products through various websites.

In 2016 the Company expanded its products and services to include construction.

In 2017 we added consulting services in the cannabis industry.  In addition, we launched a social media platform, 420Cloud, in the cannabis markets.  In November 2017 we entered into a joint venture project (“NYAcres Project”) with the FarmOn! Foundation in Copake, New York to grow hemp on a 212-acre farm.

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

Agriculture

In 2017 we entered into a joint venture with FarmOn! Foundation to grow hemp on a 212 acre farm in Copake, New York.

DESCRIPTION OF SUBSIDIARIES

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

NYAcres, Inc.

We incorporated NYAcres, Inc., in the state of New York in November 2017.  We then entered into a joint venture project known as “NYAcres Project” with FarmOn! Foundation for the growing of Hemp in the state of New York.

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

Revenue Recognition for Software

Our revenue is derived from the subscription, non-software related hosted services, term-based and perpetual licensing of software products, associated software maintenance and support plans, consulting services, training, and technical support. Most of our customer arrangements involve multiple solutions and various license rights, bundled with post-contract customer support and other meaningful rights that together provide a complete end-to-end solution to the customer.

We recognize revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is probable.

Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.

Multiple Element Arrangements

We enter into multiple element revenue arrangements in which a customer may purchase a combination of software, upgrades, maintenance and support, hosted services, and consulting.

For our software and software-related multiple element arrangements, we must: (1) determine whether and when each element has been delivered; (2) determine whether undelivered products or services are essential to the functionality of the delivered products and services; (3) determine the fair value of each undelivered element using vendor-specific objective evidence (“VSOE”); and (4) allocate the total price among the various elements. VSOE of fair value is used to allocate a portion of the price to the undelivered elements and the residual method is used to allocate the remaining portion to the delivered elements. Absent VSOE, revenue is deferred until the earlier of the point at which VSOE of fair value exists for any undelivered element or until all elements of the arrangement have been delivered. However, if the only undelivered element is maintenance and support, the entire arrangement fee is recognized ratably over the performance period. Changes in assumptions or judgments or changes to the elements in a software arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.

We determine VSOE for each element based on historical stand-alone sales to third parties or from the stated renewal rate for the elements contained in the initial arrangement. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range.

We have established VSOE for our software maintenance and support services, custom software development services, consulting services and training, when such services are sold optionally with software licenses.

For multiple-element arrangements containing our non-software services, we must: (1) determine whether and when each element has been delivered; (2) determine the fair value of each element using the selling price hierarchy of VSOE of selling price, third-party evidence (“TPE”) of selling price or best-estimated selling price (“BESP”), as applicable; and (3) allocate the total price among the various elements based on the relative selling price method.

For multiple-element arrangements that contain both software and non-software elements, we allocate revenue to software or software-related elements as a group and any non-software elements separately based on the selling price hierarchy. We determine the selling price for each deliverable using VSOE of selling price, if it exists, or TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use BESP. Once revenue is allocated to software or software-related elements as a group, we recognize revenue in conformance with software revenue accounting guidance. Revenue is recognized when revenue recognition criteria are met for each element.

We are generally unable to establish VSOE or TPE for non-software elements and as such, we use BESP. BESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings. We determine BESP for a product or service by considering multiple factors including, but not limited to major product groupings, geographies, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. Pricing practices taken into consideration include historic contractually stated prices, volume discounts where applicable and our price lists. We must estimate certain royalty revenue amounts due to the timing of securing information from our customers. While we believe we can make reliable estimates regarding these matters, these estimates are inherently subjective. Accordingly, our assumptions and judgments regarding future products and services as well as our estimates of royalty revenue could differ from actual events, thus materially impacting our financial position and results of operations.

Subscription and Services and Support Revenue

We recognize revenue for hosted services that are priced based on a committed number of transactions, rateably beginning on the date the services associated with the committed transactions are first made available to the customer and continuing through the end of the contractual service term. Over-usage fees, and fees billed based on the actual number of transactions from which we capture data, are billed in accordance with contract terms as these fees are incurred. We record amounts that have been invoiced in accounts receivable and in deferred revenue or revenue, depending on whether all revenue recognition criteria have been met.

Our services and support revenue are composed of consulting, training, and maintenance and support, primarily related to the licensing of our enterprise, mobile and device products and solutions. Our support revenue also includes technical support and developer support to partners and developer organizations.

Our consulting revenue is recognized using a time and materials basis and is measured monthly based on input measures, such as hours incurred to date, with consideration given to output measures, such as contract milestones when applicable.

Our maintenance and support offerings, which entitle customers to receive product upgrades and enhancements on a when and if available basis or technical support, depending on the offering, are recognized rateably over the performance period of the arrangement.

Our software subscription offerings, which may include product upgrades and enhancements on a when and if available basis, hosted services, and online storage, are generally offered to our customers over a specified period of time and we recognize revenue associated with these arrangements rateably over the subscription period.

Operating Results

Our operating results for the three months ended January 31, 2018 and 2017 are summarized as follows:

	Three months ended January 31,
	2018	2017

Sales	$ 780,241	$ 1,362,689
Cost of Sales	468,326	1,074,459
Gross Profit	311,915	288,230
Total Operating Expenses	837,107	97,052
Other Income	-	654,033
Net Income (Loss) from Continuing Operations	(525,192)	845,211

Our operating results for the nine months ended January 31, 2018 and 2017 are summarized as follows:

	Nine months ended January 31,
	2017	2016

Sales	$ 6,006,252	$ 2,237,405
Cost of Sales	4,073,228	1,655,692
Gross Profit	1,933,024	581,713
Total Operating Expenses	1,650,409	604,762
Other Income	-	711,054
Net Income (loss) from Continuing Operations	282,615	688,005

Adjusted Net Income Our adjusted operating results for the three months ended January 31, 2018 and 2017 are summarized as follows:

	Three months ended October 31,
	2018	2017

Sales	$ 780,241	$ 1,362,689
Cost of Sales	352,831	1,074,459
Gross Profit	427,410	288,230
Total Operating Expenses	593,026	175,040
Other Income	-	-
Net Income from Continuing Operations	(165,616)	113,190

Our adjusted operating results for the nine months ended January 31, 2018 and 2017 are summarized as follows: 29

	Nine months ended October 31,
	2018	2017

Sales	$ 6,006,252	$ 2,237,405
Cost of Sales	3,873,773	1,655,692
Gross Profit	2,132,479	581,713
Total Operating Expenses	1,340,187	391,156
Other Income	-	53,915
Net Income from Continuing Operations	792,292	244,472

Results of Operations

Three Months Ended January 31, 2018 Compared to Three Months Ended January 31, 2017

Revenue

Our revenue from operations for the three months ended January 31, 2018 was $780,241 compared to $1,362,689, a decrease of $582,448 or approximately 42.7%, from the three months ended January 31, 2017.  This decrease is due to decreases of $972,787 in construction, $105,651 in CBD sales, and $64,485 in e-Cig sales.  These decreases were offset by increases in advertising sales of $75,906 and cannabis supply of $484,569, as compared to the three months ended January 31, 2017.

Cost of Goods Sold

Our cost of goods sold for the three months ended January 31, 2018 was $468,326 compared to $1,074,459 for the three months ended January 31, 2017. The decrease is primarily due to the decrease in sales.

Gross Profit

Our gross profit for the three months ended January 31, 2018 was $311,915 compared to $288,230 for the three months ended January 31, 2017. The gross profit of $311,915 for the three months January 31, 2018 represents approximately 40.8% as a percentage of total revenue. The gross profit of $288,230 for the three months ended January 31, 2018 represents approximately 21.2% as a percentage of total revenue. This increase in the gross profit is primarily attributed to the increase in cannabis supply revenue with higher profit margins.

Operating Expenses

Our operating expenses increased by $740,055 to $837,107 for the three months ended January 31, 2018, from $97,052 for the three months ended January 31, 2017.

The increase was primarily due to the increases in stock-based compensation of $324,703, selling, general and administrative expenses of $16,673, professional fees of $58,803, marketing and advertising of $13,345, research and development of $513, consulting of $328,923 offset by a decrease in amortization and depreciation of $2,905.

Our total operating expenses for the three months ended January 31, 2018 of $837,107 consisted of $84,033 of selling, general and administrative expenses, $65,043 of professional fees, consulting expense of $430,092, marketing expense of $13,345, research and development of $513, stock-based compensation of $233,500, and $10,581 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Income

Our net income decreased by $716,370 to a net operating loss of $525,192 for the three months ended January 31, 201 from a net income of $191,178 for the three months ending January 31, 2017. The decrease in net income is primarily a result of the gross profit increase of $23,685, offset by an increase in operating expenses of $740,055.

Nine Months Ended January 31, 2018 Compared to Nine Months Ended January 31, 2017

Revenue

Our revenue from operations for the nine months ended January 31, 2018 was $6,006,252 compared to $2,237,405, an increase of $3,768,847 or approximately 168%, from the nine months ended October 31, 2016.  This increase is due to increases of $1,771,701 in construction, $1,342,056 in advertising sales, $1,159,333 in cannabis supply sales.  These increases were offset by decreases in CBD sales of $254,470 and $249,773 in e-Cig sales, as compared to the three months ended January 31, 2017.

Cost of Goods Sold

Our cost of goods sold for the nine months ended January 31, 2018 was $4,073,228 compared to $1,655,692 for the nine months ended January 31, 2017. The increase is primarily due to the increase in sales.

Gross Profit

Our gross profit for the nine months ended January 31, 2018 was $1,933,024 compared to $581,713 for the nine months ended January 31, 2017. The gross profit of $1,933,024 for the nine months ended January 31, 2017 represents approximately 32.3% as a percentage of total revenue. The gross profit of $581,713 for the nine months ended January 31, 2017 represents approximately 26.0% as a percentage of total revenue. This increase in the gross profit is primarily attributed to the increase in cannabis supply and advertising revenue with higher profit margins.

Operating Expenses

Our operating expenses increased by $1,045,647 to $1,650,409 for the nine months ended January 31, 2017, from $604,762 for the nine months ended January 31, 2017.

The increase was primarily due to the increases in stock-based compensation of $99,103, selling, general and administrative expenses of $80,821, professional fees of $86,026, marketing and advertising of $25,503, research and development of $4,634, consulting of $753,229 offset by a decrease in amortization and depreciation of $3,668.

Our total operating expenses for the nine months ended January 31, 2018 of $1,650,409 consisted of $241,786 of selling, general and administrative expenses, $106,056 of professional fees, consulting expense of $962,209, marketing expense of $25,503, research and development of $4,634, stock-based compensation of $278,750, and $31,472 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Income

Our net income decreased by $405,390 to $282,615 for the nine months ended January 31, 2018 from $688,005 for the nine months ending January 31, 2017. The decrease in net income is primarily a result of the gross profit increase of $1,351,311, offset by an increase in operating expenses of $1,045,647.

Liquidity and Capital Resources

Introduction

During the nine months ended January 31, 2018 we used $954,711 in operating cash flows. Our cash on hand as of January 31, 2018 was $679,951.

Cash Requirements

We had cash available of $679,951 as of January 31, 2018.  Based on our revenues, cash on hand and current monthly burn rate of approximately $100,000 per month, we believe that our cash is sufficient to fund operations through April 2018.

Sources and Uses of Cash

Operations

We used $1,968,041 in cash by operating activities for the nine months ended January 31, 2018, as compared to cash used of $17,356 for the nine months ended January 31, 2017.

Net cash provided by operations consisted primarily of the net income of $282,614 offset by non-cash expenses of $509,677 consisting of $230,927 in depreciation and amortization of intangible assets and $278,750 in stock-based compensation. Additionally, changes in assets and liabilities consisted of increases of $2,002,287 in accounts receivable, accounts payable of $783,176, deferred revenue of $504,023, and inventory of $3,475, with decreases in prepaid expenses of $105,300, and reserve for uncollectable accounts of $420,379.

Investments

There was net cash used of $443,951 in investing activities for the nine months ended October 31, 2017 compared to cash used by investing activities of $186,228 for the nine months ended January 31, 2017. Our investing activities consisted primarily of $50,000 in acquisition costs, $388,897 in equipment purchases and $5,054 in website designs.

Financing

We had net cash provided in financing activities of $1,457,281 and $543,530 for the nine months ended January 31, 2018 and 2017 respectively.  Our financing activities consisted of an increase in net proceeds from the issuance of stock of $1,143,927 and an increase of $313,354 of advances made by a related party.

Results of Adjusted Operations

Three Months Ended January 31, 2018 Compared to Three Months Ended January 31, 2017

Revenue

Our revenue from operations for the three months ended January 31, 2018 was $780,241 compared to $1,362,689, a decrease of $582,448 or approximately 42.7%, from the three months ended January 31, 2017.  This decrease is due to decreases of $972,787 in construction, $105,651 in CBD sales, and $64,485 in e-Cig sales.  These decreases were offset by increases in advertising sales of $75,906 and cannabis supply of $484,569, as compared to the three months ended January 31, 2017.

Cost of Goods Sold

Our cost of goods sold for the three months ended January 31, 2018 was $352,831 compared to $1,074,459 for the three months ended January 31, 2017. The decrease is primarily due to the decrease in sales.

Gross Profit

Our gross profit for the three months ended January 31, 2018 was $427,410 compared to $288,230 for the three months ended January 31, 2017. The gross profit of $427,410 for the three months January 31, 2018 represents approximately 54.8% as a percentage of total revenue. The gross profit of $288,230 for the three months ended January 31, 2018 represents approximately 21.2% as a percentage of total revenue. This increase in the gross profit is primarily attributed to the increase in cannabis supply revenue with higher profit margins.

Operating Expenses

Our operating expenses increased by $417,986 to $593,026 for the three months ended January 31, 2018, from $175,040 for the three months ended January 31, 2017.

The increase was primarily due to the increases in selling, general and administrative expenses of $16,673, professional fees of $58,803, marketing and advertising of $13,345, research and development of $513, consulting of $328,923 offset by a decrease in amortization and depreciation of $2,905.

Our total operating expenses for the three months ended January 31, 2018 of $593,026 consisted of $84,033 of selling, general and administrative expenses, $65,043 of professional fees, consulting expense of $430,092, marketing expense of $13,345, and research and development of $513. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Income

Our net income decreased by $278,806 to a net operating loss of $165,616 for the three months ended January 31, 201 from a net income of $113,190 for the three months ending January 31, 2017. The decrease in net income is primarily a result of the gross profit increase of $146,043, offset by an increase in operating expenses of $417,986.

Nine Months Ended January 31, 2018 Compared to Nine Months Ended January 31, 2017

Revenue

Our revenue from operations for the nine months ended January 31, 2018 was $6,006,252 compared to $2,237,405, an increase of $3,768,847 or approximately 168%, from the nine months ended October 31, 2016.  This increase is due to increases of $1,771,701 in construction, $1,342,056 in advertising sales, $1,159,333 in cannabis supply sales.  These increases were offset by decreases in CBD sales of $254,470 and $249,773 in e-Cig sales, as compared to the three months ended January 31, 2017.

Cost of Goods Sold

Our cost of goods sold for the nine months ended January 31, 2018 was $3,873,773 compared to $1,655,692 for the nine months ended January 31, 2017. The increase is primarily due to the increase in sales.

Gross Profit

Our gross profit for the nine months ended January 31, 2018 was $2,132,479 compared to $581,713 for the nine months ended January 31, 2017. The gross profit of $2,132,479 for the nine months ended January 31, 2017 represents approximately 35.6% as a percentage of total revenue. The gross profit of $581,713 for the nine months ended January 31, 2017 represents approximately 26.0% as a percentage of total revenue. This increase in the gross profit is primarily attributed to the increase in cannabis supply and advertising revenue with higher profit margins.

Operating Expenses

Our operating expenses increased by $949,031 to $1,340,187 for the nine months ended January 31, 2017, from $391,156 for the nine months ended January 31, 2017.

The increase was primarily due to the increases in selling, general and administrative expenses of $80,821, professional fees of $86,026, marketing and advertising of $25,503, research and development of $4,634, and consulting of $753,229.

Our total operating expenses for the nine months ended January 31, 2018 of $1,340,187 consisted of $241,786 of selling, general and administrative expenses, $106,056 of professional fees, consulting expense of $962,209, marketing expense of $25,503, and research and development of $4,634. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Income

Our net income increased by $604,142 to $862,714 for the nine months ended January 31, 2018 from $258,572 for the nine months ending January 31, 2017. The decrease in net income is primarily a result of the gross profit increase of $1,550,766, offset by an increase in operating expenses of $949,031.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months and nine months ended January 31, 2018 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended January 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended October 31, 2016, the Company issued 2,600,000 shares of common stock in exchange for $650,000.

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
36

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

mCig, Inc.

Dated: April 16, 2018		/s/ Paul Rosenberg
	By:	Paul Rosenberg
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: April 16, 2018		/s/ Michael W. Hawkins
	By:	Michael W. Hawkins
	Its:	Chief Financial Officer (Principal Financial Officer)