Form 10-K
period 2018-04-30
mCig, Inc.
filed 2018-08-30
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2018

Commission file number: 333-175941

MCIG, INC.

(Exact name of registrant as specified in its charter)

NEVADA	27-4439285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4720 Salisbury Road, Jacksonville, Florida	32256
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	570-778-6459

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

Yes   ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $52,152,559. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding  415,610,809

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended April 30, 2018).

TABLE OF CONTENTS
		Page
PART I
Item 1.	Business	5
Item 1.A.	Risk Factors	17
Item 1.B.	Unresolved Staff Comments	31
Item 2.	Properties	31
Item 3.	Legal Proceedings	32
Item 4.	Mine Safety Disclosures	32
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33
Item 6.	Selected Financial Data	34
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	34
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 8.	Financial Statements and Supplementary Data	39
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	76
Item 9A.	Controls and Procedures	76
Item 9B.	Other Information	78
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	79
Item 11.	Executive Compensation	81
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	83
Item 13.	Certain Relationships and Related Transactions, and Director Independence	84
Item 14.	Principal Accounting Fees and Services	84
PART IV
Item 15.	Exhibits, Financial Statement Schedules	86
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

OTHER INFORMATION

Unless specifically set forth to the contrary, when used in this report, the terms “mCig, Inc.”, “mCig”, “we”, “our”, the “Company” and similar terms refer to mCig, Inc., a Nevada corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2017” refers to the year ended April 30, 2017, and “2018” refers to the year ended April 30, 2018.

PART I

Item 1.  Business

HISTORY AND BACKGROUND

We were incorporated in the State of Nevada on December 30, 2010 originally under the name Lifetech Industries, Inc. All agreements related to the Lifetech business were terminated and closed as of April 30, 2014.  Effective August 2, 2013, the name was changed from "Lifetech Industries, Inc." to "mCig, Inc."  The Company’s common stock is traded under the symbol “MCIG.”  The Company is based in Jacksonville, Florida.

mCig acts as a holding company that operates 10 subsidiaries. In FY2017 we began tracking income through segments.  In FY2018 the company tracks its services and products through four segments and corporate. We will track our financial records going forward by the following segments:

•	Cultivation, Manufacturing and Distribution ("CMD")
•	Retail Sales
•	Media and Technologies
•	Agriculture
•	Corporate

The Company, through its subsidiaries operates under the following business activities for financial reporting purposes:

NAICS CODE	DESCRIPTION
541511	Web (i.e.) page design services, custom
561422	Order taking for clients over the Internet
454111	Internet retail sales sites and Business to Customer retail sales Internet sites
519130	Internet entertainment sites
454112	Internet auctions, retail
519140	Entertainment sites, Internet
541512	Computer hardware consulting services or consultants
518210	Web hosting
517919	VoIP service provider, using client-supplied telecommunications connections
541618	Other Management Consulting Services
541611 111199	Administrative Management and General Management Consulting Services Agriculture – All other grain farming

GENERAL

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

In 2018 we added agriculture by planting a 40 acres lot in New York state to grow Hemp.  In addition, we acquired approximately two acres of land in California City, California and obtained three cannabis licenses (cultivating, manufacturing, and distribution of cannabis products in California).

In addition, the Company continues to look at strategic acquisitions in product and service developments for future growth.  Subsequent to this reporting date, but prior to the filing of this annual report we acquired a cannabis supply company in Nevada.

During this fiscal year, we operated multiple websites (which are not incorporated as part of this Form 10K report). The Company’s primary website is www.mciggroup.com

MARIJUANA INDUSTRY OVERVIEW

As of April 2017, there are a total of 29 states, plus the District of Columbia, with legislation passed as it relates to the legalization of medicinal and/or recreational cannabis. These state laws are in direct conflict with the United States Federal Controlled Substances Act (21 U.S.C. § 811) ("CSA"), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug, which is viewed as having a high potential for abuse, has no currently-accepted use for medical treatment in the U.S., and lacks acceptable safety for use under medical supervision.

These 29 states, plus the District of Columbia, have adopted laws that either legalize cannabis for adult recreational use or legalize cannabis for adult patients under a physician's supervision . These are collectively referred to as the states that have de-criminalized recreational and/or medicinalcannabis, although there is a subtle difference between de-criminalization and legalization, and each state's laws are different.

The states that have legalized cannabis are as follows (in alphabetical order):

1. Alaska	11. Maine	21. New York
2. Arizona	12. Maryland	22. North Dakota
3. Arkansas	13. Massachusetts	23. Ohio
4. California	14. Michigan	24. Oregon
5. Colorado	15. Minnesota	25. Pennsylvania
6. Connecticut	16. Montana	26. Rhode Island
7. Delaware	17. Nevada	27. Vermont
8. Florida	18. New Hampshire	28. Washington
9. Hawaii	19. New Jersey	29. West Virginia
10. Illinois	20. New Mexico

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

In November 2016, California and Nevada voters both approved cannabis use for adults over the age of 21 without a doctor’s prescription or recommendation, so called recreational marijuana, and permitted the cultivation and sale of marijuana, in each case subject to certain limitations. We intend to seek to obtain the necessary permits and licenses to expand our existing business to cultivate and distribute marijuana in compliance with these laws, although there is no guarantee that we will be successful in doing so. Despite the changes in state laws, marijuana remains illegal under federal law.

At the federal level, the Department of Justice ("the DOJ") rescinded the Cole memo, an Obama-era memorandum that provided cannabis businesses protection from federal prosecution in legalized states. The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits.

We are monitoring the Trump administration's, the DOJ's and Congress' positions on federal cannabis law and policy. It is possible that certain changes to existing laws or enforcement policies could have a negative effect on our business and results of operations.

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

Under the new guidance, all companies that make, modify, mix, manufacture, fabricate, assemble, process, label, repack, relabel, or import any tobacco product are considered tobacco product manufacturers. Importers of finished tobacco products may be distributors and manufacturers of tobacco products. Importers who do not own or operate a domestic establishment engaged in the manufacture, preparation, compounding or processing of a tobacco product are not required to register their establishment or provide product listing. However, they must comply with all other applicable tobacco product manufacturer requirements.

As a result of these guidelines, we discontinued our VitaCig18 brand, and will only carry VitaCig products that do not include nicotine.

7

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

A majority of our products fall into this category and we believe are exempt from FDA guidelines on electronic nicotine delivery systems.

International

The international markets have been largely driven by a flurry of activities including Mergers and Acquisitions, Patent Warfare, and increasing customization in products among others. Moreover, the emergence of Vape shops is increasingly engaging more users through their wide variety of products and better assistance while shopping the desired products. However, various governments'/ proposals to levy hefty taxes on vaporizer products are emerging as a key challenge for the market. Also, compatibility issues and the unregulated manufacturing process in China are yet other restraining factors in the e-cigarette market.

While North America, with U.S. leading the way will dominate the market throughout the forecast period, APAC will be growing at the fastest CAGR, accounting for more than 27% of the global e-cigarette market value by 2025. Significant revenue flow will be observed in China and India.

More than 95% of our e-cig sales are international sales.

CANNABIDIOL (CBD) INDUSTRY OVERVIEW

Cannabidiol (CBD) is one of of over 100 cannabinoids, including tetrahydrocannibidol (THC), found in the cannabis plant. Unlike THC, CBD does not produce a euphoric psychoactive effect. CBD is used for a variety of health and wellness purposes, and . is present in both marijuana and industrial hemp.. It is estimated that the CBD market will grow to $2.1 billion in consumer sales by 2020, with $450 million of those sales coming from hemp-derived CBD. - a 700% increase from 2016. In 2015, the market for consumer sales of hemp-derived CBD products was $90 million, plus another $112 million in marijuana-derived CBD products which were sold through dispensaries - bringing a total CBD market to $202 million last year. In addition to the 29 states plus the District of Columbia that have legalized cannabis, 15 additional states have legalized CBD products.

Currently, the DEA classifies CBD as a Schedule I drug under the Controlled Substances Act. However, the release of a new CBD-based pharmaceutical known as Epidiolex in June of 2018, means that the DEA has until September 2018 to reclassify cannabis as either Schedule 2, 3, 4, or 5.

It is believed that the DEA’s actions violate the clear Congressional intent of not only of the Farm Bill, which defines industrial hemp as distinct from ‘marijuana’ and legalizes its cultivation and processing under licensing programs in place in 31 states; but also further violate the Consolidated Appropriations Act of 2016, which specifically prohibited federal authorities from using funds to obstruct the “transportation, processing, sale, or use of industrial hemp within or outside the State in which the industrial hemp is grown or cultivated.” Hence, the DEA may not require lawfully licensed hemp farmers or manufacturers in the U.S. to register for a permit to engage in interstate commerce of industrial hemp products.

To further cloud the market, the FDA has placed restrictions on claims made by CBD manufacturers and issued staunch warning for those who claim to provide product with health cures without proper documentation and clinical studies.  As such, CBD products are intentionally light on details which make it difficult for consumers to know what to buy.

HEMP AGRICULTURE INDUSTRY OVERVIEW

There are an estimated 25,000 products derived from hemp, that fall into nine submarkets: agriculture, textiles, recycling, automotive, furniture, food and beverages, paper, construction materials, and personal care.

The estimated total retail value of hemp products sold in the U.S. in 2016 was $688 million, a 20% increase from the previous year.  There is an average of 15% annual growth in U.S. retail sales from 2010-2105.  China is the largest importer of raw and processed hemp fiber in the U.S.  Canada is the predominant importer of hemp seed and oil cake.

Legal Points and Issues

On numerous occasions the DEA has interfered with a state’s right to grow and cultivate hemp as permitted under the 2014 Farm Bill.  Two federal actions resulted in response to the DEA actions:

A joint statement was released on August 12, 2016 from the DEA, U.S. Department of Agriculture, and the FDA which stated: (full text available on the Federal Register website):

•	Growth and cultivation of hemp may only take place in accordance with a state sanctioned agricultural pilot program intended to study growth, cultivation or marketing of hemp.
•	Hemp plants and seeds may not be transported across state lines.
•

Not for the purpose of general commercial activity, hemp products may be sold in a state with an agricultural pilot program or among states with agricultural pilot programs but may not be sold in states where such sales are prohibited.

A provision was added to the Omnibus Appropriations Act of 2016 that includes an amendment that essentially restricts DEA’s use of funds on certain activities as they relate to the cultivation of hemp, pursuant to the 2014 Farm Bill.  Specifically, DEA appropriations cannot be used:

•	In contravention of section 7606 of the Agricultural Act of 2014; or,
•

To prohibit the transportation, processing, sale or use of hemp that is grown or cultivated in accordance with subsection

7606 of the Agricultural Act of 2014, within or outside the State in which the hemp is grown or cultivated.

DESCRIPTION OF SEGMENTS Our segment gross revenue and contributions to consolidated gross revenue for each of the last three fiscal years were as follows:

Business Segments
	Total Revenue			Percentage of Total Revenue
	Year Ended April 30,			Year Ended April 30,
	2018	2017	2016	2018	2017	2016
CMD	$ 3,673,218	$ 2,327,144	$ 51,870	51.9%	48.7%	3.0%
Retail Sales	2,041,616	2,449,928	1,671,551	28.8%	51.3%	97.0%
Media and Technologies	1,363,846	-	-	19.3%	0.0%	0.0%
Agriculture	-	-	-	0.0%	0.0%	0.0%
Corporate	-	-	-	0.0%	0.0%	0.0%
Total	$ 7,078,680	$ 4,777,072	$ 1,723,421	100.0%	100.0%	100.0%

9

CMD Segment

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
Team Development

Retail Sales

Our retail sales includes all products through distribution and online.  We offer products for resale in the following categories:

•       E-Cig

•       CBD products

•       Supplies for cannabis distributors, growers, and dispensaries

•       Vaporizers

Media and Technologies Segment

In 2017 we acquired 420Cloud and began operations under GigeTech, which later was changed to OBITX.  We are currently in the process of an S-1 registration for the spinoff of this business.  MCIG will retain control of the business after the effective spinoff.  For purposes of this report, the Company has determined that OBITX is a variable interest entity (VIE).

We provide advertising services in the cannabis and cryptocurrency markets.  In addition, we provide software solutions, website development, and other social media services.

Agriculture

We have planted our first 40-acres of industrial hemp under NYAcres, Inc. through a joint venture with FarmOn! Foundation.  Through our partnership with FarmOn! Foundation we are participants in the New York state sanctioned agricultural pilot program.

In addition, we have recently acquired approximately 2 acres of land in California City, California where we have obtained three licenses in the cultivation, manufacturing, and distribution of cannabis through the CAL Foundation (formerly NEWCO2, Inc., a California not-for-profit).  We have entered into a joint venture between CAL Foundation and CAAcres, Inc. for the development of the California City project.

DESCRIPTION OF SUBSIDIARIES

Discontinued Subsidiary

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

In February 2018 we were notified by STNY that they were ceasing operations of VitaCBD, LLC.  As a result of this discontinued operation, we impaired our investment of $130,000 into VitaCBD, LLC.

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

On June 22, 2016, the Company and OMHE, entered into a Separation and Share Transfer Agreement whereby OMHE transferred the assets and operations of the e-Cig business to the Company in exchange for the return of 172,500,000 shares of OMHE Common Stock to the treasury of OMHE, and for a reduction of the amount owed to the Company in excess of $95,000.

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

Grow Contractors Inc

The Company incorporated Grow Contractors Inc., on December 5, 2016.  Grow Contractors Inc, operates the construction and consulting segment.  On November 18, 2016, the Company purchased Agri-Contractors, LLC and assigned the Grow Contractors name and website to Grow Contractors Inc.  Grow Contractors Inc., is a wholly owned subsidiary of the Company.

mCig Limited

We incorporated in May 2017 to provide corporate oversight to MCIG, and its subsidiaries, operations within the European theatre. mCig Limited., was incorporated in the United Kingdom. mCig Limited, is a wholly owned subsidiary of the Company.

Tuero Capital, Inc.

We incorporated in May 2017 to provide financial services to our clients.  Tuero Capital provides financial services and consulting to cannabis and cryptocurrency markets.

Tuero Asset Management, Inc.

We incorporated Tuero Asset Management, Inc., in which to manage all our intellectual and intangible assets.

OBITX, Inc.

We incorporated GigETech, Inc., in the state of Delaware on April 3, 2017.  We then assigned our newly acquired social media platform software to GigETech.  We launched the social media platform on April 20, 2017. GigETech, Inc., subsequently changed its name to OBITX, Inc. Currently we have approximately 95% voting control and 53% ownership on a fully diluted basis of OBITX.  OBITX is currently filing an S-1 Registration statement to become an independent publicly traded company.

NYAcres, Inc.

NYAcres, Inc., (“NYAcres”) was incorporated on November 20, 2017 under the laws of the state of New York.  NYAcres was created to participate in the Joint Venture NYAcres with FarmOn! Foundation.  The joint venture is an agriculture venture for the planting and growing of industrial hemp.

CAL Acres  Foundation (FKA Newco2, Inc)

Cal Foundation was created on January 19, 2018 as a California not-for-profit company.  We own 80% of the not-for-profit business.  Cal Foundation maintains three cannabis licenses in the State of California.

CAAcres, Inc.

CAAcres, Inc., (“CAAcres”) was incorporated on May 10, 2018 under the laws of the state of California.  CAAcres was created to participate in the Joint Venture with Cal Foundation for the cultivation, manufacturing, and distribution of cannabis products within the state of California.  CAAcres is an agriculture venture for the cultivation, manufacturing and distribution of cannabis products. We are currently assessing the requirements for the build out of the land acquired in California City, California for this project.

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

Cannabiz Supply, LLC

On June 30, 2018 the company elected to exercise its option to acquired Cannabiz Supply with an effective date of May 1, 2018.  The purchase price was $3,457,796.

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

Our first successful spin off was in 2014 which now operates as Omni Health, Inc.  In 2017 we sold our VitaCBD brand for $850,000 in cash and stock of Stony Hill Corp.  We are currently developing and incubating entities specializing in i) construction and green houses, ii) social media, iii) retail sales, and iv) wholesale distribution.

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

EMPLOYEES AND CONSULTANTS

As of April 30, 2018, the Company has a total of 73 full-time/part-time employees and consultants throughout the various subsidiaries. The Company has 7 executive and office managers, 18 technical assistance employees that provide computer software and hardware installation, repairs, and maintenance, 5 sales representatives, 8 administrative/shipping clerks, and 35 general laborers. None of our employees are covered by a collective bargaining agreement, and management believes its relationship with our employees is good.

Company	Employees	Part-Time Employees	Consultants	Contracted Labor
mCig, Inc.	5	-	2	-
Grow Contractors Inc.			2	25
VitaCig, Inc.	-	-	3	-
mCig Internet Sales, Inc.	-	-	-	-
OBITX, Inc.	4	-	13		**
Vapolutions, Inc.	-	-	4	-
mCig Limited	-	1	-	-
Tuero Capital, Inc.	1	-	-	-
NYAcres, Inc	3	-	10	-	***

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

MCIG RETAIL DIVISION

We current provide retail operations with the following product categories:

•	Electronic cigarettes, vaporizers and accessories under the VitaCig and Vapolution brand.
•	CBD Products where have rights to internet sales for JustChill products.
•	Cannabis supplies that includes bags, and other necessities for cultivators, manufacturers, distributors, and dispensaries.

Our Products

VitaCig

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

We have 2 editions of the VitaCig product.

•	Classic Edition
•	S Edition

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

S Edition

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

CBD Products

We are enmeshed in the Industrial Hemp Industry, both domestically and International.  The CBD market grossed $202 million in 2015; however, the US CBD market alone is expected to reach $2.1 billion by 2020, of which it is estimated that $450 million of those sales will be in hemp based sources.  We are researching innovative and lucrative projects, partnering with like-minded companies in the Industry, and maximizing our presence in the CBD product markets. We are focused primarily on supplying and developing products for retail brick and mortar shops and online sales, along with Bulk Supply of Raw Hemp Extracts.  We have hired an industry expert chemist to design our new CBD Pet line which we expect to launch this upcoming year.

Vaporizers and Accessories

Hippy Trips vaporizers and Vapolution vaporizers are available through various websites.  For information on our vaporizers brands please visit the websites www.hippytrips.com and www.vapolution.com.  These websites are not incorporated as part of the annual filing.

Vapolution is operated in California, while Hippy Trips is Nevada based.  Both offer a broad range of accessories in support of their main products.  We currently offer 16 accessories to be sold with our Hippy Trips brand.

We have been making the only glass on glass vaporizer since inception.  We have eliminated metals, ceramics and plastics from the air pathway.  Our Vapolution 3 product has a precision digital temperature control, a removable glass heater liner with bigger loads and water filtration.

Cannabis Supply Products

We provide smell proof bags, labels, doob rubes, concentrate containers, pop top vials, and transportation bags to cultivation, manufacturers and dispensaries throughout Nevada and California.  We currently supply approximate 57% of the dispensaries in the state of Nevada with supply products.

The Market

We compete in a highly competitive markets.  Our e-cigarette business competes with various marketing companies, as well as traditional tobacco companies. The United States is anticipated to continue to influence the global e-Cig market, which is poised to reach $20.17 billion in revenue by 2025 representing approximately 45% share of the total market.  The involvement of the major tobacco companies through multiple acquisitions and brand image and the current legislation in the U.S. is expected to restrict the number of participants in the e-Cig market. As the market moves from a highly fragmented market, to a big brand environment, we have focused on building brand awareness early through viral adoption and word of mouth with our first to market of vitamin infused e-Cigs.  In the future, we expect to employ additional marketing strategies while continuing to develop our supply chain and fulfillment capabilities.

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

We intend to strategically expand our advertising activities in 2018 and also increase our public relations campaigns to gain editorial coverage for our brands. Some of our competitors promote their brands through print media and through celebrity endorsements, and have substantial resources to devote to such efforts. We believe that our and our competitors’ efforts have helped increase our sales, our product acceptance and general industry awareness.

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

MCIG CMD DIVISION

Description

The Company CMD Division build and operate commercial indoor buildings, greenhouses and modular buildings. The company acts as a design/build firm taking the customer from concept to full turnkey occupancy, typically utilizing modular technology, greenhouses and structural insulated panels.  The Company has multiple experienced project managers who can take single buildings or ground-up entire projects from infancy to occupancy for those customers who desire to have a comprehensive building solution.

Competitive Strengths

The Company has competitive strength in that it maintains the ability to take projects from concept to occupancy, to provide architectural and engineering designs for the construction of commercial buildings.  This one stop full service line of comprehensive building solutions differentiates the Company within the marketplace.

Market

The Company completed projects in Nevada and Oregon, but has subsequently left these markets.  With the focus primarily on the consulting and management of cannabis facilities, we currently only provide construction services to those clients who wish to engage us in managing the facility upon completion.  With the Company’s recent issues with Nevada and Oregon projects in which we did not have firm control of the process, we have been relatively unsuccessful and upon final settlement of this projects may not record any profits and may sustain massive losses. We have in excess of $1.1 million in potential bad debt from these construction projects.

The Company maintains current construction headquarters in California City, California, where a majority of our current projects are underway.

This market continues to see expansive growth in infrastructure building and need for management expertise, even during this current time of economic downturn.  The Company has licensed general contractors, designers, drafters, managers, and growers on staff or under consultation who builds and manage commercial structures.  The Company utilizes architects and engineers who are qualified in all 48 continental states and partnership with suppliers in every aspect of equipment needs.

MCIG MEDIA AND TECHNOLOGIES DIVISION

Our media and technologies division is focused on marketing, advertising and software development in the cannabis and cryptocurrency markets.  We have added several new clients in which we have developed websites, marketing strategies, and software integration.  Our e-hesive solution has been selected by two companies to be the software solution for their decentralized marketing solutions.

Social media is becoming an integral part of life online as social websites and applications continue to grow.  The same holds true for the cannabis industry and market.  mCig entered into the social media foray upon the acquisition of 420Cloud.  The 420Cloud global friendly community was soft launched on April 20, 2017 on iOS and Android through the Apple Store and Google Play, respectively.  The following software comprises the 420Cloud solution:

•	420 Cloud Mobile
•	420 Cloud Browser
•	420 Cloud API
•	WhoDab
•	Bang Punch
•	420 Single Sign-on Mobile Wallet
•	420 Job Search
•	Weedistry
•	Ehesive
•	420 Cue
•	420 Wise Buy
•	Palm Weed

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

Market

We consider our market to be the global cannabis community and cryptocurrencies.

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

As of April 30, 2018, we had an accumulated deficit of $6,208,431. Our accumulated deficit is primarily due to, among other reasons, the establishment of our business infrastructure and operations, stock-based compensation expenses and increases in our marketing expenditures to grow sales. For the year ended April 30, 2018, we had net loss of $1,205,002 compared to a net income of $1,527,057 for the year ended April 30, 2017. We cannot assure you that we will generate operating profits now or in the immediate future, or be able to on, a sustainable basis, continue to expand our infrastructure, further develop our marketing efforts and otherwise implement our growth initiatives.

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

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

•         the popularity, usefulness, ease of use, performance, and reliability of our products compared to our competitors' products;

•         the size and composition of our user base;

•         the engagement of our users with our products and competing products;

•         the timing and market acceptance of products, including developments and enhancements to our or our competitors' products;

•         our ability to distribute our products to new and existing users;

•         our ability to monetize our products;

•         the frequency, size, format, quality, and relative prominence of the ads displayed by us or our competitors;

•         customer service and support efforts;

•         marketing and selling efforts, including our ability to measure the effectiveness of our ads and to provide marketers with a compelling return on their investments;

•         our ability to establish and maintain developers' interest in building mobile and web applications that integrate with Facebook and our other products;

•         our ability to establish and maintain publisher interest in integrating their content with Facebook and our other products;

•         changes mandated by legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;

•         acquisitions or consolidation within our industry, which may result in more formidable competitors;

•         our ability to attract, retain, and motivate talented employees, particularly software engineers, designers, and product managers;

•         our ability to cost-effectively manage and grow our operations; and

•         our reputation and brand strength relative to those of our competitors.

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

We accept credit cards as a means of payment for the sale of our products. If we are unable to find suitable providers or an alternative method of payment for our customers, our cash-flow will be constrained and our sales may be affected which may have a material adverse effect on our performance, financial condition and results of operations.

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

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that we record may be material. Because of the nature of our products, customers are made aware that as soon as a mCig is packed with marijuana, they automatically void their warranty, primarily because it is against federal laws to mail a product that has been in proximity of marijuana. As a result, the products that can be returned as a warranty replacement is extremely limited. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report as of Fiscal Year End April 30, 2018. Based on these actual expenses, the warranty reserve, as estimated by management as of April 30, 2018 was at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

It is likely that as we start selling higher priced products, that are not affected by federal shipping laws and/or are not single use items, we will acquire additional information on the projected costs to service work under warranty and may need to make additional adjustments. Further, a small change in our warranty estimates may result in a material charge to our reported financial results.

Product exchanges and product returns

The total for product exchanges and product returns as of April 30, 2018 was immaterial. As a result, all product exchanges and product returns were recorded as a reduction to revenues.

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

Our employee headcount and the scope and complexity of our business have increased, with the number of employees and consultants increasing to 73 as of April 30, 2018 from 69 as of April 30, 2017, and we expect headcount growth to continue for the foreseeable future. The growth and expansion of our business and products create significant challenges for our management, operational, and financial resources, including managing multiple relations with customers and other third parties. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems or our internal controls and procedures may not be adequate to support our operations.

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

•	political, social, or economic instability;
•

risks related to legal, regulatory, and other government scrutiny applicable to U.S. companies with sales and operations in foreign jurisdictions, including with respect to privacy, tax, law enforcement, content, trade compliance, intellectual property, and terrestrial infrastructure matters;

•	potential damage to our brand and reputation due to compliance with local laws, including potential censorship or requirements to provide user information to local authorities;
•	fluctuations in currency exchange rates and compliance with currency controls;
•

foreign exchange controls and tax regulations that might prevent us from repatriating cash earned in countries outside the United States or otherwise limit our ability to move cash freely, and impede our ability to invest such cash efficiently;

•	higher levels of credit risk and payment fraud;
•	enhanced difficulties of integrating any foreign acquisitions;
•	burdens of complying with a variety of foreign laws;
•	reduced protection for intellectual property rights in some countries;
•	difficulties in staffing, managing, and overseeing global operations and the increased travel, infrastructure, and legal compliance costs associated with multiple international locations;
•	compliance with the U.S. Foreign Corrupt Practices Act, and similar laws in other jurisdictions; and
•	compliance with statutory equity requirements and management of tax consequences.

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

Cultivation, Manufacturing, and Distribution ("CMD") Industry

The nature of our businesses exposes us to the risk of litigation and liability under environmental, health and safety and product liability laws.

Certain aspects of our CMD projects involve risks of liability. In general, litigation in our industry, including class actions that seek substantial damages, arises with increasing frequency. Claims may be asserted under environmental, labor, or health and safety laws. Litigation is invariably expensive, regardless of the merit of the plaintiffs’ claims. We may be named as a defendant in the future, and there can be no assurance that regardless of the merit of such claims, we will not be required to pay substantial legal fees and/or settlement payments in the future.

If we do not effectively manage our credit risk or collect on our accounts receivable, it could have a material adverse effect on our operating results.

Currently we contract on a ‘pay as you go’ model; however, we may elect to bid on certain CMD projects which require us to bill on a percentage of completion basis.  We will perform credit evaluation procedures on our customers on each transaction and require security deposits or other forms of security from our customers when a significant credit risk is identified. The Company expects to begin offering terms on purchases in an effort to increase CMD projects. As the Company exposes itself to greater risks we will have to further evaluate accounts receivable and increase our reserves for bad debt, as applicable.

The Company has implemented a policy of filing Notice to Owners (“NTO”) on each property in which it provides to customers to alleviate the inability to collect. However, if a customer fails to pay, there could be considerable time between the need to pay our vendors and the receipt of our final payment. Failure to manage our credit risk and receive timely payments on our customer accounts receivable may result in the write-off of customer receivables. If we are not able to manage credit risk issues, or if many customers should have financial difficulties at the same time, our credit losses could be substantial. If this should occur, our results of operations may be materially and adversely affected.

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

The CMD industry is highly competitive for skilled labor and materials. Labor shortages may become more acute as the supply chain adjusts to uneven industry growth. Additionally, the cost of certain building materials, especially lumber, steel, concrete, copper, and petroleum-based materials, is influenced by changes in local and global commodity prices. Increased costs or shortages of skilled labor and/or materials could cause increases in construction costs and / or construction delays. We may not be able to pass on increases in construction costs to customers. Sustained increases in construction costs may, over time, erode our margins, and pricing competition may restrict our ability to pass on any such additional costs, thereby decreasing our margins.

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

The size of our user base and our users' level of engagement are critical to our success. Our financial performance will be significantly determined by our success in adding, retaining, and engaging active users of our products. We anticipate that our active user growth rate will continue to grow over time as the size of our active user base increases, and as we achieve higher market penetration rates. If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. Our user engagement can be difficult to measure, particularly as we introduce new and different products and services. Any number of factors could potentially negatively affect user retention, growth, and engagement, including if:

•         users increasingly engage with other competitive products or services;

•         we fail to introduce new products or services that users find engaging or if we introduce new products or services that are not favorably received;

•         users feel that their experience is diminished as a result of the decisions we make with respect to the frequency, prominence, format, size, and quality of ads that we display;

•         users have difficulty installing, updating, or otherwise accessing our products on mobile devices as a result of actions by us or third parties that we rely on to distribute our products and deliver our services;

•         user behavior on any of our products changes, including decreases in the quality and frequency of content shared on our products and services;

•         we are unable to continue to develop products for mobile devices that users find engaging, that work with a variety of mobile operating systems and networks, and that achieve a high level of market acceptance;

•         there are decreases in user sentiment about the quality or usefulness of our products or concerns related to privacy and sharing, safety, security, or other factors;

•         we are unable to manage and prioritize information to ensure users are presented with content that is appropriate, interesting, useful, and relevant to them;

•         we are unable to obtain or attract engaging third-party content;

•         users adopt new technologies where our products may be displaced in favor of other products or services, or may not be featured or otherwise available;

•         there are adverse changes in our products that are mandated by legislation, regulatory authorities, or litigation, including settlements or consent decrees;

•         technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the user experience, such as security breaches or failure to prevent or limit spam or similar content;

•         we adopt terms, policies, or procedures related to areas such as sharing or user data that are perceived negatively by our users or the general public;

•         we elect to focus our user growth and engagement efforts more on longer-term initiatives, or if initiatives designed to attract and retain users and engagement are unsuccessful or discontinued, whether as a result of actions by us, third parties, or otherwise;

•         we fail to provide adequate customer service to users, marketers, developers, or other partners;

•         we, developers whose products are integrated with our products, or other partners and companies in our industry are the subject of adverse media reports or other negative publicity; or

•         our current or future products, such as our development tools and application programming interfaces that enable developers to build, grow, and monetize mobile and web applications, reduce user activity on our products by making it easier for our users to interact and share on third-party mobile and web applications.

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

The substantial majority of our revenue will be generated from advertising on mobile devices. There is no guarantee that popular mobile devices will continue to feature our products, or that mobile device users will continue to use our products rather than competing products. We are dependent on the interoperability of our products with popular mobile operating systems, networks, and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, or in their terms of service or policies that degrade our products' functionality, reduce or eliminate our ability to distribute our products, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of ads, or charge fees related to the distribution of our products or our delivery of ads could adversely affect the usage of our products and monetization on mobile devices. Additionally, to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, systems, networks, and standards that we do not control. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, systems, networks, or standards. If it is more difficult for our users to access and use our products on their mobile devices, or if our users choose not to access or use our products on their mobile devices or use mobile products that do not offer access to our products, our user growth and user engagement could be harmed. From time to time, we may also take actions regarding the distribution of our products or the operation of our business based on what we believe to be in our long-term best interests. Such actions may adversely affect our users and our relationships with the operators of mobile operating systems, or other business partners, and there is no assurance that these actions will result in the anticipated long-term benefits. If our users are adversely affected by these actions or if our relationships with such third parties deteriorate, our user growth, engagement, and monetization could be adversely affected, and our business could be harmed.

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

Our industry is prone to cyber-attacks by third parties seeking unauthorized access to our data or users’ data. Any failure to prevent or mitigate security breaches and improper access to or disclosure of our data or user data could result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in our industry and may occur on our systems in the future. As a result of industry, we believe that we are a particularly attractive target for such breaches and attacks. Such attacks may cause interruptions to the services we provide, degrade the user experience, cause users to lose confidence and trust in our products, or result in financial harm to us. Our efforts to protect our company data or the information we receive may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve. In addition, third parties may attempt to fraudulently induce employees or users to disclose information in order to gain access to our data or our users' data. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, and to prevent or detect security breaches, we cannot assure you that such measures will provide absolute security.

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

These U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. For example, regulatory or legislative actions affecting the manner in which we display content to our users or obtain consent to various practices could adversely affect user growth and engagement. Such actions could affect the manner in which we provide our services or adversely affect our financial results.

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

Electronic cigarettes were first introduced into the market in 2006, and are at an early stage of development, represent a niche market and are evolving rapidly and are characterized by an increasing number of market entrants. Our future sales and any future profits in this segment are substantially dependent upon the widespread acceptance and use of electronic cigarettes. Rapid growth in the use of and interest in, electronic cigarettes is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty.

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

In the United States, in 2016, the FDA finalized a rule extending the regulatory authority to cover all tobacco products, including vaporizers, vape pens, hookah pens, electronic cigarettes (E-Cigarettes), e-pipes, and all other Electronic Nicotine Delivery Systems (“ENDS”). FDA now regulates the manufacture, import, packaging, labeling, advertising, promotion, sale, and distribution of ENDS. This includes components and parts of ENDS but excludes accessories. Under the new guidance, any company that make, modify, mix, manufacture, fabricate, assemble, process, label, repack, relabel, or import any tobacco product is considered a tobacco product manufacturer.  Importers of finished tobacco products may be distributors and manufacturers of tobacco products.  Importers who do not own or operate a domestic establishment engaged in the manufacture, preparation, compounding or processing of a tobacco product are not required to register their establishment or provide product listing. However, they must comply with all other applicable tobacco product manufacturer requirements.

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

It currently involves the following raw materials: stainless-steel tubing for Battery housing and Atomizing Chambers. Atomizing Chambers are composed of a battery powered wire assembly housed on top of a ceramic base. Battery type used is Lithium Polymer 360mAh which is housed inside of the stainless steel tubing. The mouthpiece is made of food grade silicon.

Plastic USB Charger for battery assembly holds a small PCB to regulate charging.  Another small PCB controls the battery function and voltage which is controlled by a clickable plastic power button seated in the stainless-steel tubing that can be pressed rapidly in succession to power on/power off the battery and adjust its voltage.  A small stainless steel cleaning tool is included along with cardboard for packaging and plastic blister packaging printed with instructions and branding.

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

Since the commencement of trading of our common stock on the OTC Markets, the market price of our common stock has been volatile and fluctuates widely in price in response to various factors, which are beyond our control. Since the commencement of trading of our common stock on the OTC Markets, the price of our common stock went from $0.02 per share to almost $0.90 per share. The price of the stock as of fiscal year ending April 30, 2018 was trading at $0.22 per share. We attribute this large fluctuation especially on the industry that we operate in. Management believes that when the industry is doing well, we believe our stock price will benefit but when the industry is experience a down turn, we will not be immune from the decline.

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

The Company’s Series A Preferred Stock is held by our CEO and carries super majority voting.

On September 23, 2013, the Company entered into a Share Cancellation / Exchange / Return to Treasury Agreement with Paul Rosenberg, the chief executive officer of mCig, Inc., for the cancellation of 230,000,000 shares of our common stock held by Mr. Rosenberg in exchange for 23,000,000 shares of our company’s Series A Preferred Stock. As of April 30, 2018 Mr. Rosenberg owned 11,775,000 Series A Preferred.  The Series A Preferred shares of mCig, Inc. carry ten (10) votes per each share of Preferred stock while mCig, Inc’s common shares carry one (1) vote per each share outstanding.  Consequently, the result of all matters to be voted upon by the shareholders may be controlled by Mr. Rosenberg, who can base his vote upon his best judgment and his fiduciary duty to the shareholders.

We do not anticipate paying cash dividends for the foreseeable future, and therefore investors should not buy our stock if they wish to receive cash dividends.

We have not paid dividends in the past and do not expect to pay dividends for the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of our common stock.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.  Our payment of any future dividends will be at the discretion of our board of directors after considering various factors, including without limitation, our financial condition, operating results, cash needs, growth plans, and the terms of any credit agreements that we may be party to at the time.  To the extent we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent our stock price increases, which may never occur.  In addition, investors must rely on sales of their common stock after price appreciation as the only way to realize their investment, and if the price of our stock does not appreciate, then there will be no return on investment.  Investors seeking cash dividends should not purchase our common stock.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock is considered to be a “penny stock.” It does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act. Our common stock is a “penny stock” because it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange or (iii) it is not quoted on the NASDAQ Global Market or has a price less than $5.00 per share. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock are subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Securities Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

FINRA sales practice requirements may limit a shareholder’s ability to buy and sell our common shares.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Rule 144 sales in the future may have a depressive effect on the company's stock price as an increase in supply of shares for sale, with no corresponding increase in demand will cause prices to fall.

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted shares, these shares may be resold pursuant to an effective registration statement or under the requirements of Rule 144 or other  applicable exemptions from  registration  under  the  Securities Act of 1933  and  as  required  under  applicable  state securities laws.  Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a Company's issued and outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months if the Company is a current reporting company under the Securities Exchange Act of 1934. A sale under Rule 144 or under  any  other  exemption  from the Securities Act of 1933,  if  available,  or  pursuant  to subsequent  registration of shares of common stock of present stockholders,  may have a  depressive  effect upon the price of the common stock in any market that may develop.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

We currently lease our corporate office facilities at 4720 Salisbury Road, Suite 100, Jacksonville, Florida 32256. In addition to this facility, the Company operates out of the following locations:

Las Vegas, Nevada:  The Company’s current distribution center for shipment of its Hemp based CBD products and electronic cigarettes in its Las Vegas location in conjunction with CBJ Distributing, LLC, which we acquired effective May 1, 2018.

Orange Park and Melbourne, Florida:    The Company’s current Hemp CBD product infrastructure under MCIG Internet Sales, Inc.  The facilities are co-located in the operations of our paid Consultants and all rent cost are incorporated in our payments to the Consultants.

Copake, New York:  our subsidiary, NYAcres, Inc., is located at 556 Empire Road, Copake, New York.

California City, California:  The company’s has recently acquired land in California City, California in which to fulfill its licenses for cannabis distribution, extraction, and cultivation.

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

The Company was sued by the Delaney Group claiming they were owed approximately 2,500,000 shares of MCIG, Inc., stock.  Their basis for such action is that in 2015 the Company issued additional shares under Stock Based Compensation at a rate cheaper than their investment.  As the shares were allegedly issued during a protection period, the Delaney Group claims the Company violated its “most favored nation clause” in the Agreement.  The Company does not agree and claims that it issued no shares in violation of the Agreement.  The Company countersued the Delaney Group for the return of 1,500,000 shares of its common stock that was issued for services in which the Delaney Group never provided.  The case was filed in the Southern District of Florida Federal Court in Palm Beach, Florida.  The case was settled whereby MCIG issued 2,300,000 shares of its common stock.

The Company subsidiary, Grow Contractors, Inc., along with the Company and its officers was sued by APEX Management, LLC and Apex Operations, LLC (the “Solaris” project) for the return of approximately $600,000 in cash paid for services they allege were never provided.  We have countersued for the payment of approximately $425,000 in services provided that have not yet been paid for.  In addition, we have sued both Michael Sassano and Ronald Sassano individually for their roles in the alleged actions.  Currently the case is in discovery.

The Company subsidiary, Grow Contractors, Inc., was sued for alleged faulty services provided in the state of Oregon.  Grow Contractors alleges it has outstanding, unpaid invoices and services were stopped for lack of payment.

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

Period	High	Low
May 1, 2016 through July 31, 2016	$0.044	$0.026
August 1, 2016 through October 31, 2016	$0.139	$0.026
November 1, 2017 through January 31, 2017	$0.505	$0.110
February 1, 2017 through April 30, 2017	$0.498	$0.183
May 1, 2017 through July 31, 2017	$0.285	$0.161
August 1, 2017 through October 31, 2017	$0.287	$0.130
November 1, 2017 through January 31, 2018	$0.427	$0.125
February 1, 2018 through April 30, 2018	$0.280	$0.175

The closing price of our common stock as reported on the OTCQB Marketplace was $0.237 on August 15, 2018.

(b) Holders

As of August 15, 2018, there were approximately 73 owners of record for our common stock. This does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There are no redemption or sinking fund provisions applicable to the common stock.

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

Options granted under the Plan are exercisable at the exercise price of grant and, subject to termination of employment, expire five years from the date of issue, are not transferable other than on death, and vest in monthly installments commencing at various times from the date of grant. A summary of the Company’s stock option plan as of April 30, 2018 is presented below:

Shares

Options outstanding at May 1, 2016
Granted in FY 2017	32,800,000
Forfeited in FY 2017	10,800,000
Exercised in FY 2017	9,923,170
Options outstanding at April 30, 2017	12,076,830
Options outstanding at May 1, 2017	12,076,830
Granted in FY 2018	9,551,830
Forfeited in FY 2018	4,376,830
Exercised in FY 2018	3,450,000
Options outstanding at April 30, 2018	12,225,000
Options exercisable at April 30, 2018	12,225,000

There are currently 24,576,830 unissued options under the 2016 Stock Option Plan.

(e) Recent Sales of Unregistered Securities

In the year ended April 30, 2018, we issued an aggregate of 4,750,000 shares of common stock valued at approximately $181,040 for professional services. In addition, the Company issued 2,600,000 common shares for investments in the amount of $650,000. Furthermore, we issued 2,300,000 in a legal settlement valued at $190,900.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein.  Further, this MD&A should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in this Annual Report on Form 10-K for the years ended April 30, 2018 and 2017, as well as the “Business” and “Risk Factors” sections within this Annual Report on Form 10-K.  The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles.

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

In 2017, we added consulting services in the cannabis industry.  In addition, we launched a social media platform, 420Cloud, in the cannabis markets.  The Company continues to look at strategic acquisitions and product and service developments for future growth.  Effective May 1, 2018, we acquired a Cannabiz Supply company.

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

Our operating results for the years ended April 30, 2018 and 2017 are summarized as follows:

OPERATING RESULTS
	For the year ended April 30,
	2018	2017
Revenue	$7,078,680	$4,777,072
Cost of Goods Sold	4,471,393	2,881,043
Gross Profit	2,607,287	1,896,029
Expenses	3,812,290	967,040
Net Income (Loss) from operations	(1,205,003)	928,989

Revenue

Our revenue from continuing operations for the year ended April 30, 2018 was $7,078,680 compared to $4,777,072, an increase of $2,301,608 or approximately 48.2%, from the year ended April 30, 2017.  Revenues consists of $3,673,218 in construction, $2,041,616 in retail sales, and $1,363,846 in technology and media sales.

Cost of Goods Sold

Our cost of goods sold for the year ended April 30, 2018 was $4,471,393 compared to $2,881,043 for the year ended April 30, 2017. The cost of goods consisted of $2,732,011 in construction cost, $1,252,142 in resale products, $59,844 in commissions, $320,953 in software amortization, and $106,443 in other fees that include merchant fees and shipping. The increase in cost of goods is proportional to the growth in revenue.

Gross Profit

Our gross profit for the year ended April 30, 2018 was $2,607,287 compared to $1,896,029 for the year ended April 30, 2017. The gross profit of $2,607,287 for the year ended April 30, 2018 represents approximately 36.8% as a percentage of total revenue. The gross profit of $1, 896,029 for the year ended April 30, 2017 represents approximately 39.6% as a percentage of total revenue. This increase in the gross profit is primarily attributed to increase in sales, offset by the higher cost of goods and services.

Operating Expenses

Our operating expenses increased by $2,845,249 to $3,812,289 for the year ended April 30, 2018, from $967,040 for the year ended April 30, 2017.

The increase was primarily due to the increases in stock based compensation of $195,265, professional fees of $857,515, selling, general and administrative expenses of $198,253, consulting fees of $907,424, bad debts of $572,257, and amortization and depreciation of $180,877, with decreases in marketing and advertising of $57,424, and research and development of $8,918.

Our total operating expenses for the year ended April 30, 2018 of $3,812,289 consisted of $346,940 of stock based compensation, $320,577 of selling, general and administrative expenses, $921,377 in professional fees, $1,372,965 in consulting fees, $78,804 in marketing and advertising, $6,612 in research and development, $572,257 in bad debts, and $192,758 of amortization and depreciation expenses.

Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, travel, rent, office supplies and other expenses.

Net Income

Our net income decreased by $2,133,991 to a net loss of $1,205,002 for the year ended April 30, 2018 from a net income of $928,989 for the year ending April 30, 2017. The decrease in net income compared to the prior year is a result of the increase in gross profit of $711,258 and the increase in operating expenses of $2,845,249.

Liquidity and Capital Resources

Introduction

During the year ended April 30, 2018, we utilized $1,112,712 decreasing our cash on hand as of April 30, 2018 to $511,950.

Cash Requirements

We had cash available of $511,950 as of April 30, 2018.  Based on our revenues, cash on hand and current monthly burn rate, the company is positioned to remain a going concern for the upcoming fiscal year.  Without stock based compensation and/or the raising of capital, the company projects it has enough capital to sustain operations for a period of approximately the next 12 months.

Sources and Uses of Cash

Operations

We used $1,989,038 in continuing operating activities for the year ended April 30, 2018, as compared to net cash gained in continuing operation of $2,442,264 for the year ended April 30, 2017.

Investments

Cash used by investing activities was $463,837 for the year ended April 30, 2018, as compared increase by $1,133,454 for the year ended April 30, 2017.

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

Financing

We had net cash provided by continuing financing activities of $1,330,163 for the year ended April 30, 2018, as compared to $245,310 for the year ended April 30, 2017.  Our financing activities consisted of borrowings from a related party, notes receivable and notes payable and net proceeds from the issuance and acquisition of stock.

ADJUSTED OPERATING RESULTS
	For the year ended April 30,
	2018	2017
Revenue	$7,078,680	$3,717,188
Cost of Goods Sold	4,150,440	2,881,043
Gross Profit	2,928,240	863,145
Expenses	1,952,512	803,460
Net Income (Loss) from operations	975,728	32,685

Revenue

Our adjusted revenue from continuing operations for the year ended April 30, 2018 was $7,078,680 compared to $3,717,188, an increase of $3,361,492 or approximately 90.4%, from the year ended April 30, 2017.  Revenues consists of $3,673,218 in construction, $2,041,616 in retail sales, and $1,363,846 in technology and media sales.

Cost of Goods Sold

Our cost of goods sold for the year ended April 30, 2018 was $4,150,440 compared to $2,881,043 for the year ended April 30, 2017. The cost of goods consisted of $2,732,011 in construction cost, $1,252,142 in resale products, $59,844 in commissions, and $106,443 in other fees that include merchant fees and shipping. The increase in cost of goods is proportional to the growth in revenue.

Gross Profit

Our adjusted gross profit for the year ended April 30, 2018 was $2,928,240 compared to $863,145 for the year ended April 30, 2017. The gross profit of $2,928,240 for the year ended April 30, 2018 represents approximately 41.7% as a percentage of total revenue. The gross profit of $863,145 for the year ended April 30, 2017 represents approximately 23.2% as a percentage of total revenue. This increase in the gross profit is primarily attributed to increase in sales, offset by the higher cost of goods and services.

Operating Expenses

Our adjusted operating expenses increased by $1,149,052 to $1,952,512 for the year ended April 30, 2018, from $803,460 for the year ended April 30, 2017.

The increase was primarily due to the increases in professional fees of $857,515, selling, general and administrative expenses of $198,253, consulting fees of $907,424, and bad debts of $572,257, with decreases in marketing and advertising of $57,424, and research and development of $8,918.

Our total operating expenses for the year ended April 30, 2018 of $1,952,512 consisted of $320,577 of selling, general and administrative expenses, $921,377 in professional fees, $1,372,965 in consulting fees, $78,804 in marketing and advertising, $6,612 in research and development, and $572,257 in bad debts.

Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, travel, rent, office supplies and other expenses.

Net Income

Our adjusted net income increased by $1,071,116 to $1,103,801 for the year ended April 30, 2018 from $32,685 for the year ending April 30, 2017. The increase in net income compared to the prior year is a result of the increase in gross profit of $2,092,095 and the increase in operating expenses of $1,149,052.

Off-Balance Sheet Arrangements

As of April 30, 2017, the Company owned 230,000,000 of VitaCig, Inc., with a value of $2,300,000.  Subsequently to the end of the fiscal year, the Company has reduced its ownership in VitaCig, Inc., by 172,500,000 common shares to 57,500,000 as part of its acquisition of the VitaCig business.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the years ended April 30, 2018 and 2017 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

mCig, Inc.

Jacsonville, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of mCig, Inc and its subsidiaries (“the Company”) as of April 30, 2018 and 2017 and the related statements of operations, changes in stockholders’ deficit and cash flows, for each of the two years in the period ended April 30, 2018, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30,2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2018, in conformity with generally accepted accounting principles in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, as of April 30, 2018, while the Company has positive cash flow and has recognized a substantial gain in 2017 there are no assurances the Company can continue to generate a profit or maintain positive cash flow. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dov Weinstein & Co. C.P.A. (Isr)

We have served as the Company's auditor since 2017.

Jerusalem, Israel

August 30, 2018

mCig, Inc.
and SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	April 30,	April 30,
	2018	2017
Current Assets
Cash and cash equivalents	$ 511,950	$ 1,634,662
Accounts receivable, net	2,159,267	149,968
Inventory	63,297	54,278
Work in progress - agriculture	64,245	-
Notes and other receivables	1,529	1,529
Prepaid expenses	90,141	147,015
Total current assets	2,890,429	1,987,452
Property, plant and equipment, net	3,138,019	3,070,497
Cost basis investment	967,608	902,023
Intangible assets, net	835,320	1,018,302
Total assets	$ 7,831,376	$ 6,978,274

See accompanying notes to unaudited consolidated financial statements. F-2

mCig, Inc.
and SUBSIDIARIES
Consolidated Balance Sheets
LIABILITIES AND STOCKHOLDERS' EQUITY
	April 30,	April 30,
	2018	2017
Current liabilities
Accounts payable and accrued expenses	$ 218,703	$ 779,995
Due to shareholder	571,138	173,312
Other current liabilities	-	150,000
Reserve for uncollected accounts	586,560	11,030
Reserve for legal settlements	750,579	-
Deferred revenue	5,145	517,033
Total current liabilities	2,132,125	1,631,370
Total Liabilities	2,132,125	1,631,370
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;	1,185	1,285
	11,850,000 and 12,850,000 shares issued and outstanding, as
of April 30, 2018 and April 30, 2017, respectively.
Common stock, $0.0001 par value, voting; 560,000,000 shares	41,561	38,609
authorized; 415,610,809 and 386,094,258 shares issued, and
outstanding, as of April 30, 2018 and April 30, 2017, respectively.
Treasury stock	(680,330)	(680,330)
Additional paid in capital	12,673,339	11,118,841
Accumulated deficit	(6,208,431)	(5,131,501)
Total stockholders' equity and non-controlling interest	5,827,324	5,346,904
Non-controlling interest	(128,073)	-
Total stockholders’ equity	5,699,251	5,346,904
Total liabilities and stockholders' equity	$ 7,831,376	$ 6,978,274

See accompanying notes to audited consolidated financial statements. F-3

mCig, Inc.
and SUBSIDIARIES
Consolidated Statements of Operations

	For the year ended April 30,
	2018	2017

Sales	$ 7,078,680	$ 4,777,072
Construction costs	2,732,011	2,042,726
Merchandise	1,252,142	606,892
Commissions	59,844	147,182
Merchant fees, shipping, and other costs	106,443	84,243
Amortization and depreciation as a COG	320,953	-
Total cost of sales	4,471,393	2,881,043
Gross profit	2,607,287	1,896,029
Selling, general, and administrative	320,577	122,324
Professional fees	921,377	63,862
Stock based compensation	346,940	151,675
Marketing & advertising	78,804	136,227
Research and development	6,612	15,530
Consultant fees	1,372,965	465,541
Bad debts	572,257	-
Amortization and depreciation	192,758	11,881
Total operating expenses	3,812,290	967,040
Income (Loss) from operations	(1,205,003)	928,989
Other income	-	615,608
Net income (loss) before non-controlling interest	(1,205,003)	1,544,597
Gain attributable to non-controlling interest	128,073	(17,540)
Net income (loss) attributable to controlling interest	$ (1,076,930)	$ 1,527,057

Basic and diluted (Loss) per share:
Income(Loss) per share from continuing operations	(0.0027)	0.0040
Income(Loss) per share	(0.0027)	0.0040
Weighted average shares outstanding - basic and diluted	401,878,568	386,092,219
See accompanying notes to unaudited consolidated financial statements. F-4

MCIG, INC.
and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

							Additional	Non-controlling		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Equity (Deficit)
Balance – April 30, 2016	23,000,000	$ 2,300	306,314,216	$ 30,631	-	$ -	$ 6,916,635	$ (17,540)	$ (6,658,558)	$ 273,468
Stock issued for services	-	-	9,873,325	987	-	-	317,335	-	-	318,322
Stock issued for investing acquisitions	-	-	22,104,575	2,210	-	-	3,345,667	-	-	3,347,877
Stock returned by CEO	(7,000,000)	(700)	-	-	-	-	-	-	-	(700)
Stock converted from preferred to common	(3,200,000)	(320)	32,000,000	3,200	-	-	(1,980)	-	-	900
Stock returned in settlement of Vapolution	-	-	(1,700,000)	(170)	1,700,000	(680,330)	-	-	-	(680,500)
Stock returned by shareholders	-	-	(3,524,923)	(352)	-	-	(166,295)	-	-	(166,647)
Stock issued from ESOP	-	-	9,499,519	950	-	-	230,350	-	-	231,300
Stock issued from warrant exercise	-	-	10,833,102	1,083	-	-	269,744	-	-	270,828
Stock issued through note conversion	-	-	694,444	69	-	-	24,931	-	-	25,000
Stock issued for investing	50,000	5	-	-	-	-	199,995	-	-	200,000
Adjustment for Scalable Solutions Business Closure -		-	-	-	-	-	(17,540)	17,540	-	-
Net income (loss)	-	-	-	-	-	-	-	-	1,527,057	1,527,057
Balance – April 30, 2017	12,850,000	$ 1,285	386,094,258	$ 38,609	1,700,000	$(680,330)	$11,118,841	$ -	$ (5,131,501)	$ 5,346,904
Stock converted from preferred to common	(1,000,000)	(100)	10,000,000	1,000	-	-	(1,000)	-	-	(100)
Stock issued for services	-	-	3,750,000	375	-	-	155,690	-	-	156,065
Stock issued from warrant exercise	-	-	6,416,551	642	-	-	159,873	-	-	160,515
Stock issued from ESOP	-	-	3,450,000	345	-	-	(345)	-	-	-
Stock issued under legal settlement	-	-	2,300,000	230	-	-	190,670	-	-	190,900
Stock issued under private placement	-	-	2,600,000	260	-	-	649,740	-	-	650,000
Adjustment for Agri-Contractors acquisition	-	-	1,000,000	100	-	-	(100)	-	-	-
Net income(loss)	-	-	-	-	-	-	-	128,073	(1,205,003)	(1,076,930)
Capital raised by OBITX, Inc., net	-	-	-	-	-	-	399,970	-	-	399,970
Balance – April 30, 2018	11,850,000	1,185	415,610,809	41,561	1,700,000	(680,330)	12,673,339	128,073	(6,336,504)	5,827,324

The accompanying notes are an integral part of these audited financial statements. F-5

mCig, Inc.
and SUBSIDIARIES
Statements of Cash Flows
For the Year Ended April 30,
	2018	2017
Cash flows from operating activities:
Net Income (Loss)	(1,076,930)	$ 1,527,057
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Depreciation and amortization	513,712	11,881
Common stock issued for services	346,940	(14,972)
Decrease (Increase) in:
Accounts receivable, net	(1,915,868)	(143,848)
Other receivable	(93,431)	-
Inventories	(73,264)	(47,010)
Prepaid expenses and other current assets	56,874	(147,015)
Accounts payable, accrued expenses and taxes payable	(561,292)	734,611
Deferred revenue	(511,888)	510,530
Reserve for uncollectable and legal accounts	1,326,109	11,030
Total adjustment to reconcile net income to net cash	(912,108)	915,207
Net cash provided in operating activities	(1,989,038)	2,442,264
Cash flows from investing activities:
Increase (Decrease) in:
Cost basis investments	(65,585)	(1,034,523)
Acquisition of property, plant and equipment	(390,872)	(19,453)
Acquisition of intangible assets	(7,380)	(79,478)
Net cash received in investing activities	(463,837)	(1,133,454)

See accompanying notes to unaudited consolidated financial statements. F-6

mCig, Inc.
and SUBSIDIARIES
Statements of Cash Flows
For the Year Ended April 30,
continued
	2018	2017

Cash flows from financing activities:
Borrowing from related party	397,826	168,406
Advances to related parties	-	186,276
Notes receivable	-	(1,529)
Notes payable	(150,000)	150,000
Advances from related party	(128,073)	-
Treasury stock	-	(680,330)
Proceeds from Issuance of stock, net	1,210,410	422,487
Net cash provided by financing activities	1,330,163	245,310
Net change in cash	(1,122,712)	1,554,120
Cash at beginning of year	1,634,662	80,542
Cash at end of period	$ 511,950	$ 1,634,662

Supplemental disclosure of cash flows information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Non-cash investing and financing activities:
Stock issued for purchase of internet domains, websites, and trademarks	$ -	$ 816,624
Stock issued for purchase of 420 Cloud software platform	$ -	$ 3,063,635
Stock returned and inventory received as settlement of Vapolution, net	$ -	$ 653,371
Stock issued for purchase of Agri-Contractors	$ -	$ 160,008
Stock received by Stony Hill Corp for VitaCBD brand	$ -	$ 700,000
Stock received by VitaCBD, LLC in exchange for 20% rights to VitaCBD brand	$ -	$ 200,000
Stock returned for services not rendered under stock based compensation	$ -	$ 166,647
Conversion of preferred stock to common stock	$ -	$ 1,020
See accompanying notes to unaudited consolidated financial statements. F-7

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

The consolidated financial statements include the accounts of the Company and its subsidiaries:

•	Agri-Contractors, LLC (“AGRI”)
•	CAAcres, Inc., (“CAAcres”) – 80% ownership
•	CA Acres Foundation (FKA NewCo2, Inc.,) (“CALF”) – 80% ownership
•	Grow Contractors Inc., (“GROW”)
•	mCig Internet Sales, Inc., (“MINT”)
•	mCig Limited (“MCIGL”)
•	NYAcres, Inc., (“NYAcres”)
•	OBITX, Inc., (FKA GigeTech, Inc.) (“GIGE”) – 53% ownership and 95% voting control
•	Tuero Asset Management, Inc. (“TAMI”)
•	Tuero Capital, Inc., (“TUERO”)
•	Vapolution, Inc., (“VAPO”)
•	VitaCig, Inc., (“VITA”)

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

In 2018 we added agriculture by planting a 40 acres lot in New York state to grow Hemp.  In addition, we acquired approximately two acres of land in California City, California and obtained three cannabis licenses (cultivating, manufacturing, and distribution of cannabis products in California).

During this fiscal year, we operated approximately 35 different websites (which are not incorporated as part of this Form 10K report).  The corporate website is located at www.mciggroup.com.

Subsidiaries of the Company

The Company currently operates, in addition to mCig, Inc., the following subsidiaries which are consolidated:

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

CAAcres, Inc.

CAAcres, Inc., (“CAAcres”) was incorporated on May 10, 2018 under the laws of the state of California.  CAAcres was created to participate in the Joint Venture with Cal Foundation for the cultivation, manufacturing, and distribution of cannabis products within the state of California.  CAAcres is an agriculture venture for the cultivation, manufacturing and distribution of cannabis products. We are currently assessing the requirements for the build out of the land acquired in California City, California for this project.

CAL Foundation (FKA Newco2, Inc)

NewCo2, Inc., was created on January 19, 2018 as a California not-for-profit company.  We own 80% of the not-for-profit business.  NewCo2, Inc., maintains three cannabis licenses in the State of California. On August 6, 2018 the name was changed to Cal Acres Foundation, Inc.

CBJ Distributing, LLC

On June 30, 2018 the company elected to exercise its option to acquired Cannabiz Supply with an effective date of May 1, 2018.  The purchase price was $3,457,796.

Grow Contractors Inc

The Company incorporated Grow Contractors Inc., on December 5, 2016.  Grow Contractors Inc, operates the construction and consulting segment.  On November 18, 2016, the Company purchased Agri-Contractors, LLC and assigned the Grow Contractors name and website to Grow Contractors Inc.  Grow Contractors Inc., is a wholly owned subsidiary of the Company.

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

NYAcres, Inc.

NYAcres, Inc., (“NYAcres”) was incorporated on November 20, 2017 under the laws of the state of New York.  NYAcres was created to participate in the Joint Venture NYAcres with FarmOn! Foundation.  The joint venture is an agriculture venture for the planting and growing of industrial hemp.

OBITX, Inc.

We incorporated GigETech, Inc., in the state of Delaware on April 3, 2017.  We then assigned our newly acquired social media platform software to GigETech.  We launched the social media platform on April 20, 2017. GigETech, Inc., subsequently changed its name to OBITX, Inc. Currently we have approximately 95% voting control and 53% ownership on a fully diluted basis of OBITX.  OBITX is currently filing an S-1 Registration statement to become an independent publicly traded company.

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

On November 28, 2014, mCig completed the spin-off of OMHE (the “Spin-off”). Effective as of 11:59 p.m., New York City time, on November 28, 2014 (the “Distribution Date”), the Company distributed 270,135,000 shares of common stock of OMHE, par value $0.0001 per share (“OMHE Common Stock”), to holders of mCig’s stockholders of record as a pro rata dividend.  The record date for the dividend was November 28, 2014. The Ex-Dividend Date was set for November 25, 2014. mCig stockholders received one share of OMHE Common Stock for everyone share of common stock, par value $0.0001 per share, of mCig.  The Spin-off was completed for the purpose of legally and structurally separating OMHE from mCig. MCig retained 230,000,000 shares of common stock and remains a shareholder. The shares of common stock to be received by mCig shareholders were registered on a Form S-1 filed by OMHE and declared effective by the Securities and Exchange Commission on November 5, 2014.

On June 22, 2016, the Company and OMHE, entered into a Separation and Share Transfer Agreement whereby OMHE transferred the assets and operations of the e-Cig business to the Company in exchange for the return of 172,500,000 shares of OMHE Common Stock to the treasury of OMHE, and for a reduction of the amount owed to the Company in excess of $95,000.

Omni Health, Inc., a Nevada Corporation, is a public company trading under OMHE.

Tuero Asset Management, Inc.

We incorporated Tuero Asset Management, Inc., in which to manage all our intellectual and intangible assets.

Tuero Capital, Inc.

We incorporated in May 2017 to provide financial services to our clients.  Tuero Capital provides financial services and consulting to cannabis and cryptocurrency markets.

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

Expenditure on development activities, whereby research findings are applied to a plan or design for the production of new or substantially improved products and processes, is capitalized only if the product or process is technically and commercially feasible, if development costs can be measured reliably, if future economic benefits are probable, if the Company intends to use or sell the asset and the Company intends and has sufficient resources to complete development. For the year ended April 30, 2018 the Company has recognized zero, and for the year ended April 30, 2017 the Company has recognized zero as a capital asset.

For the years ended April 30, 2018 and April 30, 2017, all research and development costs have been expensed in profit or loss.

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

For the year ended April 30, 2018, sales to the Company’s primary three customers accounted for approximately 38.8% of revenues and 82.2% of accounts receivable. For the year ended April 30, 2017, sales to the Company’s primary four customers accounted for approximately 48.7% of revenues and 90.3% of accounts receivable.

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

Business Segments by Company/Subsidiary
Segment	Subsidiary
CMD	Agri-Contractors, LLC
Grow Contractors, Inc.
Retail Sales	CBJ Distributing, LLC
mCig Internet Sales, Inc
Vapolution, Inc.
VitaCig, Inc.
Media and Technologies	OBITX, Inc.
Agriculture	CAL Foundation
CAAcres, Inc.
NYAcres, Inc.
Corporate	mCig, Inc.
mCig Limited
Tuero Asset Management, Inc.
Tuero Capital, Inc.

We recorded segments as i) CMD, ii) CBD, iii) e-Cig, iv) Supply, and v) corporate.  During the third quarter of 2017, our chief operating decision maker, who is also our Chief Executive Officer, requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, we report our financial performance based on our new segments described in Note 8 – Segment Information. This change had no impact on consolidated net income or cash flows.

Business Segments – Gross Revenue
	Total Revenue			Percentage of Total Revenue
	Year Ended April 30,			Year Ended April 30,
	2018	2017	2016	2018	2017	2016
CMD	$3,673,218	$2,327,144	$ 51,870	51.7%	48.7%	3.0%
Retail Sales	2,041,616	2,449,928	1,671,551	28.6%	51.3%	97.0%
Media and Technologies	1,408,846	-	-	19.7%	0.0%	0.0%
Agriculture	-	-	-	0.0%	0.0%	0.0%
Corporate	-	-	-	0.0%	0.0%	0.0%
Total	$7,078,680	$4,777,072	$1,723,421	100.0%	100.0%	100.0%

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

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. For cash management purposes, the company concentrates its cash holdings in multiple FDIC insured state and federal banking institutions. The Company had no cash equivalents at April 30, 2018 or 2017.

Inventory

In accordance with ASU 2015-11 – Inventory (Topic 330) – Simplifying the Measurement of Inventory, the Company’s inventory consists of finished product, mCig products valued at the lower of cost or market valuation under the first-in, first-out method of costing.

As of April 30, 2018, the Company had no allowance for obsolescence.  The level of inventory maintained by the Company is insignificant and is typically ordered on an as needed basis, or just-in-time.

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

Accounts Receivable

The Company’s accounts receivables are primarily through its construction and media and technologies segments.  As the retail division is either paid through credit card processing and prepaid wholesale purchases, the Company projects insignificant amounts of outstanding accounts receivable for its retail division.  The Company recognizes receipt of payment at the time the funds are deposited with the merchant services account of the Company.  When the merchant services vendor determines to maintain a reserve for potential refunds and chargebacks, the Company reviews the reserve, to i) determine if the reserve is probably uncollectible, and ii) if a loss is probable, a reasonable estimate of the amount of the loss.  We then allocate a portion or all of the reserve for bad debt, in accordance with FASB ASC 450-20-25-2.  Once the vendor releases the funds, the bad debt reserve is appropriately reversed. The Company recognized $27,415 and $11,030 as an uncollectable reserve for the periods ending April 30, 2018 and April 30, 2017, respectively.

Advertising Costs and Expense

The advertising costs are expensed as incurred. During the years ended April 30, 2018 and 2017, the advertising costs were $78,801 and $136,227, respectively.

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

Research and Development

The costs of research and development are expensed as incurred. During the years ended April 30, 2018 and 2017, the research and development costs were $6,612 and $15,530, respectively.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 and $904,914 in excess of federally insured limits at April 30, 2018 and 2017, respectively.

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

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, ASU 2011-08, Intangible-Goodwill and Other (Topic 350)” Testing Goodwill for Impairment, and ASU 2012-02 Intangibles-Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment our intangible assets are evaluated for potential impairment annually, generally during the fourth quarter, by comparing the fair value of a reporting unit to its carrying value. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of to its carrying value, and any impairment determined would be recorded in the current period. The Company recognized no impairment on its intangible assets for the periods ending April 30, 2018 and April 30, 2017.

Cost-Basis Investments

The Company’s non-marketable equity investment in Omni Health, Inc., and Stony Hill Corp is recorded using the cost-basis method of accounting, and is classified within other long-term assets on the accompanying balance sheet as permitted by FASB ASC 325, “Cost Method Investments”. The Company elected to purchase CBJ Distributing under its Option Agreement subsequent to this reporting period, as such we maintain the cost-basis for this option.   During 2018 we impaired $120,000 of our cost basis investment in VitaCBD, LLC.  There were no impairment losses for 2017.

Equity-Basis Investments

The Company accounted for its approximately 9% ownership of VitaCig, Inc., (Nevada) as an equity-basis investment. As of April 30, 2018, and April 30, 2017, there is no net book value of the ownership of VitaCig, as the pro-rata value after the Spin-off and the impairment of the investment in VitaCig.

On June 22, 2016, the Company reduced its ownership of VitaCig, Inc., to 57,500,000 through a Separation and Transfer Agreement where the Company acquired the business operations of VitaCig in exchange for selling back to the treasury of VitaCig, Inc., (Nevada) 172,500,000.

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. Management reviews mCig’s reserves at least quarterly to ensure that its accruals are adequate in meeting expected future warranty obligations, and the Company will adjust its estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that are recorded may be material. As a result, the products that can be returned as a warranty replacement are extremely limited. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report for the year ended April 30, 2018. Based on these actual expenses, the warranty reserve, as estimated by management as of April 30, 2018 and April 30, 2017 were at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

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

Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies.  We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated.  As of April 30, 2018 and April 30, 2017, the Company recognized a loss on contingencies of $0 and $0, respectively.

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

On May 28, 2014, the FASB issued ASU No. 2015-08 a standard on recognition of revenue from contracts with customers (Topic 606).  An issue discussed relates to when another party, along with the entity, is involved in providing a good or a service to a customer. In those circumstances, Topic 606 requires the entity to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). This determination is based upon whether the entity controls the good or the service before it is transferred to the customer. Topic 606 includes indicators to assist in this evaluation.  The Company evaluated all its contracts to determine if the Company was a principal or agent.  The Company has determined it was the principal in all its contracts..

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08) which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The new standard further requires new disclosures about contracts with customers, including the significant judgments the company has made when applying the guidance. We will adopt the new standard effective May 1, 2018, using the modified retrospective transition method. We finalized our analysis and the adoption of this guidance will not have a material impact on our financial statements and our internal controls over financial reporting.

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

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the years ended April 30, 2018 and 2017 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

While the Company has positive cash flow and has recognized a substantial gain in 2017, the gain is due in large part to the selling of certain assets for profit and the settlement of several claims.  There are no assurances the Company can continue to generate a profit or maintain positive cash flow.  The Company suffered losses from operations in all years prior to 2017 and in 2018, and has a nominal working capital surplus, which raise substantial doubt about its ability to continue as a going concern.

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

Note 4.  Inventory and Work in Progress

The early implementation of ASU 2015-11, Simplifying the Measurement of Inventory had no effect on the financial performance of the Company.  The Company reports its inventory by segments.  The inventory levels for the segments for previous years are based upon best estimates of management and are provided for quality review measures only.

Inventory Overview
For the year ending April 30,
	2018	2017	2018	2017	2018	2017
	Retail Sales		Agriculture		Total
Inventory	$39,334	$54,278	$23,953	-	$63,297	$54,278
Allowance for obsolete inventory	-	-	-	-	-	-
Total Inventory	$39,334	$54,278	$23,953	$-	$63,297	$54,278

The Company reports its agriculture crop growth as work-in-progress until such time as the crop has been harvested and either sold or utilized by the Company.

Work in Progress Overview
For the year ending April 30,
	2018	2017
	Agriculture
Work in progress New York	$64,245	$-
Work in progress California	-	-
Total Work in progress	$64,245	$-

Note 5:  Accounts Receivable

The Company’s has accounts receivable in construction, media and technologies, and retail sales.

In its retail sales the accounts receivable is primarily from its vendor tasked with accepting all credit card payments for purchases from its customers, and are held in escrow for potential chargebacks, and are reported at the amount due from the vendor.  While the Company expects these receivables to be fully collectible it has created an allowance for doubtful accounts for the period. The Company recorded $17,401 in accounts receivable from its retail customers in 2018 bringing the total amount due from merchant services to $28,431.The Company has created a reserve of $27,415.  The Company has expensed this as bad debt in order to record the loss during the year in which it occurred.  Management does not believe these funds will be collected and is currently weighing legal options and other methods available to collect.  Should we collect any of these funds in subsequent years we will reverse the bad debt.

The Company recorded $561,807 in accounts receivable from its CMD customers. The Company has created a reserve of $559,145.  The Company has expensed this as bad debt in order to record the loss during the year in which it occurred.  Should we collect any of these funds through legal means in subsequent years we will reverse the bad debt.

The Company maintains subscription receivables of $186,784 for the exercise of warrants and options.  $117,000 of the funds were not received prior to the filing of this report and as such are not incorporated in the balance sheet statement.  A complete breakdown of the accounts receivable and subscriptions receivable is as follows:

Accounts Receivable
	For the year ending April 30,
	2018	2017
A/R from credit card reserve	$28,431	$11,030
A/R from direct customers	2,061,352	149,968
Subscription receivables	186,784	366,614
Allowance for bad debt	-	(11,030)
Subscription receivable not received by time of filing	(117,300)	(366,614)
Total Accounts Receivable	$2,159,267	$149,968

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

In a major transaction, the Company acquired the 420 Cloud software environment which includes, 420 Cloud mobile, 420 Cloud browser, 420 Cloud API, WhoDab, BangPunch, 420 single sign-on mobile wallet, 420 job search, Weedistry, Ehesive, 420 cue, 420 wise guy, and Palm weed.  At the end of the fiscal year the software was still in development.  The Company launched 420 cloud mobile on April 20, 2017.

The following is a detail of equipment at April 30, 2018 and April 30, 2017:

Property, Plant, and Equipment
	For the year ending April 30,
	2018	2017
Office furniture	$29,090	1,792
Rollies machine	5,066	5,066
Computer equipment	1,544	1,544
420 Cloud	3,127,251	3,063,635
ATM Machines	299,970	-
Total acquisition cost	$3,462,921	3,072,037
Accumulated depreciation	324,902	1,540
Total property, plant, and equipment	$3,138,019	3,070,497

Depreciation expense on property, plant and equipment was $324,902 and $1,540 for the years ended April 30, 2018 and 2017, respectively.

Note 7. Cost Basis Investments

The Company has invested $967,608 through April 30, 2018.  A breakdown of these investments include:

Cost Basis Investments
	For the year ending April 30,
	2018	2017
Stony Hill Corp	$700,000	700,000
Omni Health, Inc	152,023	152,023
CBJ Distributing Option	50,000	50,000
New York Hemp Pilot Program	50,000	-
California City Cannabis Licenses	15,585	-
Total acquisition cost	$967,608	$902,023

Note 8. Intangible Assets:

The company recognizes both finite lived and infinite lived intangible assets.  All infinite lived intangible assets are evaluated by the Company and third-party appraisers to determine if any impairments are necessary.  The evaluation determined that no impairment was necessary for the years ending April 30, 2018 and April 30, 2017. The intangible assets consist of:

Intangible Assets
	For the year ending April 30,
	2018	2017
Cherry HempOil Trademarks	$24,457	$24,457
VitaCig Trademarks	31,404	31,180
VitaStik Trademarks	400,000	400,000
CBD Domain names	247,500	247,500
VitaStik Domain Names	12,500	12,500
VitaCBD, LLC	200,000	200,000
420Cloud Domain Names	100,000	100,000
Various Website Designs	41,760	32,208
Various other internet domain	3,348	3,348
Total acquisition cost	$1,060,969	$1,051,193
Less: Amortization	225,649	32,891
Current Intangible Assets	$835,320	$1,018,302

Intangible assets, net consisted of the following: F-19

Intangible Assets
		As of
		April 30, 2018
	Weighted	Gross Carrying Amount	Accumulated Amortization
	Average			Net Carrying
	Useful Life			Amount
	(in Years)
		$	$	$
Finite lived intangible assets
Website Designs	5	41,760	25,649	16,111
VitaCBD, LLC	5	200,000	200,000	-
Total finite lived intangible assets		241,760	225,649	16,111
Infinite lived intangible assets
Internet domain names		363,348	-	363,348
Trademarks and intellectual properties		455,861	-	455,861
Total infinite lived intangible assets		819,209	-	819,209
Total Intangible Assets		1,060,969	225,649	835,320

The Company was amortizing VitaCBD, LLC at the rate of $10,000 per quarter and had expensed $50,000 through the end of April 30, 2018.  As a result of our annual impairment review we determined that our partner, Stony Hill Corporation, has elected to closed its operations through VitaCBD, LLC in which we were a minority 20% owner.  We elected to impair the remaining $150,000 in intangible value.

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

Amortization expense on intangible assets was $2,758 and $788 for the years ended April 30, 2018 and 2017, respectively. The weighted average remaining useful life on intangible assets at April 30, 2018 is approximately 36 months.

The table below represents the estimated amortization of intangible assets for each of the next five years.

Year	Amortization
2019	$ 5,371
2020	5,370
2021	5,370
2022	0
2023	0
Total	$ 16,111

F-20

Note 9: Consolidated Statements of Operations Notes

Professional Fees

The Company’s professional fees consists of legal fees, accounting fees, and securities fees.  The legal fees include general corporate counsel fees, legal expenses associated with various law suits, and the preparation of SEC filings.  We currently maintain a reserve for two legal actions, one in the state of Nevada and one in Oregon.  Following is a breakdown of legal fees:

Professional Fees
	For the year ending April 30,
	2018	2017
Legal fees	$105,403	$37,631
Accounting fees	58,499	19,700
Securities fees	6,895	6,531
Reserve for Solaris action	592,924	-
Reserve for Oregon action	157,656	-
Total acquisition cost	$921,377	$63,862

Consultant Fees

The Company utilizes consultants in many aspects of its daily operations.  We adhere to the IRS code for classification of consultants versus employees.  We utilize consultants in the following areas:

Consultant Fees
	For the year ending April 30,
	2018	2017
Corporate	$435,308	$389,300
Retail sales	585,880	50,447
Agriculture	84,399	-
Construction	152,378	25,794
Tech services	115,000	-
Total acquisition cost	$1,372,965	$465,541

Bad Debts

The Company has recorded bad debt based upon its inability to collect merchant fees from its online retail operations.  During the past year we have been unable to secure payment from our former merchant service provider who has went out of business.  In addition, due to the two pending law suits in Nevada and Oregon, we have created a reserve for the unpaid invoices with these two customers.

Bad Debts
	For the year ending April 30,
	2018	2017
Uncollectible merchant fees	$12,462	$-
Uncollectable construction invoices	559,795	-
Total acquisition cost	$572,257	$-

F-21

Note 10. Business Segments

The Company operates primarily in four segments i) construction and consulting, ii) retail sales iii) media and technologies iv) agriculture, and corporate.

This summary reflects the Company's current segments, as described below.

Information concerning the revenues and operating income (loss) for the year ending April 30, 2018 and 2017, and the identifiable assets for the segments in which the Company operates are shown in the following table:

Business Segments
For the Period Ended April 30, 2018	CMD	Retail	Technology	Agriculture	Corporate	Total
Revenue	$ 3,673,218	$ 2,041,616	$ 1,363,846	$ -	$ -	$ 7,078,680
Segment Income (Loss) from Operations	(698,351)	225,468	637,738	(121,405)	(1,120,379)	(1,076,929)
Total Assets	798,062	467,708	4,544,937	(77,680)	2,098,349	7,831,376
Capital Expenditures	15,715	225	403,186	86,363	(33,182)	472,307
Depreciation and Amortization	518	1,084	320,953	796	190,360	513,711

For the Period Ended April 30, 2017	CMD	Retail	Technology	Agriculture	Corporate	Total
Revenue	$ 2,327,144	$ 2,104,480	$ -	$ -	$ 345,448	$ 4,777,072
Segment Income from Operations	280,749	1,071,495	(12,890)	-	187,703	1,527,057
Total Assets	1,299,943	739,222	3,085,577	-	1,853,532	6,978,274
Capital Expenditures	9,778	308,202	3,063,635	-	1,575,856	4,957,471
Depreciation and Amortization	130	903	-	-	10,848	11,881

Note 11. Non-GAAP Accounting and GAAP Reconciliation – Net Income and EBITDA

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

The following tables reflect the non-GAAP Consolidated Statements of Operations for the years ending April 30, 2018 and April 30, 2017, respectively.

mCig, Inc.
and SUBSIDIARIES
Adjusted Consolidated Statements of Operations

	For the Year Ending April 30,
	2018	2017

Sales	$ 7,078,680	$ 3,717,188
Total Cost of Sales	4,150,440	2,881,043
Gross Profit	2,928,240	836,145
Selling, general, and administrative	320,577	122,029
Professional Fees	170,797	63,862
Marketing & Advertising	78,803	136,227
Research & Development	6,612	15,530
Consultant Fees	1,372,965	465,541
Depreciation	2,758	271
Total Operating Expenses	1,952,512	803,460
Income (Loss) From Operations	975,728	32,685
Other Income (Expense)	-	-
Net Loss Before Non-Controlling Interest	975,728	32,685
Loss (Income) Attributable to Non-Controlling Interest	(128,073)	-
Net Income (Loss) Attributable to Controlling Interest	$ 1,103,801	$ 32,685
Basic and Diluted (Loss) Per Share:
Income(Loss) per share from Continuing Operations	$ 0.00	$ 0.00
Income(Loss) Per Share	$ 0.00	$ 0.00
Weighted Average Shares Outstanding - Basic and Diluted	401,878,568	386,092,219

The following tables is a reconciliation of the EBITDA and Adjusted Net Income (non-GAAP measures) to the Net Income with the GAAP Consolidated Statements of Operations for the years ending April 30, 2018 and April 30, 2017, respectively.

Adjusted Net Income Reconciliation

	For year ending April 30,
CONSOLIDATED STATEMENT of OPERATIONS:	2018	2017
Net Income (Loss)	(1,076,929)	1,527,352
Interest		-
Depreciation and Amortization	513,711	11,881
EBITDA	(563,218)	1,539,233

Adjustment for Non-Intangible Asset Depreciation	(2,758)	(271)
Stock Based Compensation	346,940	151,675
Gains not in ordinary course of business	-	(1,607,952)
Settlements, bad debt, and legal costs	1,322,837	(50,000)
Adjusted net income	1,103,801	32,685

Note 12.  Sale of Assets

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

In addition, the Company added an intangible asset of $200,000 representing its 20% ownership into VitaCBD, LLC which shall be amortized over a period of five years. The fair value of the 20% was $228,000 on the date of assignment; however, the Company has granted Stony an option to acquire this 20% at the purchase price of $200,000.  The Company elected to value the asset at the lesser number.  Amortization totaled $10,000 for the fiscal year ended April 30, 2017 and will total $40,000 per year until depleted. In 2018 Stony Hill determined to cease operations under VitaCBD, LLC and subsequently we impaired the remaining value at the end of FY2018.

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

Note 13. Related Parties and Related Party Transactions

Related Parties

In addition to the subsidiaries of the Company, the following individuals/entities have been identified as related parties in accordance with the guidelines of ASC 850 – Related Party Disclosures:

Related Parties
Name/Entity	Position	Became	Ended
Paul Rosenberg	CEO/Director	Inception	Current
Michael Hawkins	CFO	April 8, 2016	Current
Alex Mardikian	CMO	April 1, 2017	Current
Omni Health, Inc.	Greater than 10% stockholder	Inception	June 22, 2016
VitaCBD, LLC	Greater than 10% stockholder	March 15, 2017	April 30, 2018
Zoha Development, LLC	Scalable Solutions	March 3, 2016	December 31, 2016
Robert Kressa	CEO, Grow Contractors	November 1, 2016	Current
Ronald Sassano	Construction Manager	March 3, 2016	June 30, 2017

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

Details of intercompany transfers balances between the Company and its subsidiaries consist of:

Intercompany Transfers
		As of
		April 30, 2018
Lender	Borrower	Amount
mCig, Inc.	Grow Contractors Inc.	154
VitaCig, Inc.	mCig, Inc.	129,099
mCig, Inc.	mCig Internet Sales, Inc.	298,522
mCig, Inc.	Obitx, Inc. (F/K/A GigeTech, Inc.)	578,661
mCig, Inc.	Vapolutions, Inc.	46,729
VitaCig, Inc.	Vapolutions, Inc.	8,000
VitaCig, Inc.	mCig Internet Sales, Inc.	11,815
VitaCig, Inc.	NYAcres, Inc.	10,000
VitaCig, Inc.	Tuero Capital, Inc.	20,000
mCig, Inc.	NYAcres, Inc.	298,000
Tuero Capital, Inc.	mCig, Inc.	3,337
mCig, Inc.	Cal Acres Foundation	15,585
mCig Internet Sales, Inc.	Grow Contractors Inc.	13,422
Tuero Capital, Inc.	mCig Internet Sales, Inc.	$2,500

		As of
		April 30, 2017
Lender	Borrower	Amount
mCig, Inc.	Grow Contractors Inc.	465,575
VitaCig, Inc.	mCig, Inc.	8,982
mCig, Inc.	mCig Internet Sales, Inc.	451,022
mCig, Inc.	OBITX, Inc. (F/K/A GigeTech, Inc.)	3,076,467
mCig, Inc.	Vapolutions, Inc.	41,533
mCig, Inc.	Scalable Solutions, LLC	75,449

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

The Company entered a Line of Credit with Paul Rosenberg (see Subsequent Events) for up to $100,000 in funding on May 1, 2016.  During 2016, the Company had various transactions in which Paul Rosenberg, the Company’s CEO and Chairman of the Board personally paid expenses on behalf of the Company.  As of April 30, 2017, the Company borrowed $173,312 from Paul Rosenberg.  On May 1, 2017, the Company increased the amount of the Line of Credit and Convertible Promissory Note for up to $250,000 in funding by Paul Rosenberg to accurately record the day-to-day transactions of the Company and Paul Rosenberg. In February 2018 we increased the line of credit to $1,000,000.  As of April 30, 2018, the Company owed Mr. Rosenberg $571,138, which includes the amount of $120,000 earned, covered under his employment agreement which was not paid to Mr. Rosenberg.

On September 1, 2016, the Company entered into an employment agreement with Michael Hawkins, the Chief Financial Officer and an employment agreement with Paul Rosenberg, the Chief Executive Officer of the Company (“employees”).  Mr. Hawkins was the Interim Chief Financial Officer which agreement was scheduled to expire on September 6, 2016.  Mr. Rosenberg has been the CEO since inception and served without an agreement.  The terms of the Agreement are the same.  The agreements call for $156,000 per year base salary with a three-year term. Only $3,000 per month guaranteed to be paid in cash, while the remainder ($10,000 per month) is booked as a note due, which may be converted into shares of the company at then current price per share.  The initial year’s conversion option was accrued upon entering into the agreement. The employees earn annual bonuses based upon gross sales, net profits, and annual increases in sales and profits. The Company and employees may elect to convert a portion of this salary into equity of the company.  In addition, each employee was issued a seven-year warrant to acquire four percent (4%) of the Company Stock at the market price as of September 1, 2016 with 25% vested immediately and 25% on each subsequent year anniversary of employment. On September 1, 2017 Mr. Hawkins agreement was modified to $10,000 per month and his options vested.

On September 1, 2016 the company’s Chief Financial Officer, Michael Hawkins, exercised a Warrant purchasing 4,800,000 shares of common stock at the price of $0.025, totaling $120,000.  The purchase price was offset by the $120,000 owed to Mr. Hawkins under his employment agreement.  Mr. Hawkins gifted 1,000,000 shares of his stock to Carl G. Hawkins, his son.

On December 31, 2016, the Company shutdown Scalable Solutions.  The total losses of Scalable Solutions during its existence was $70,159.  The Company elected not to pursue payment from Zoha Development, LLC for the 20% in losses it owed as a matter of the shutdown.  The Company believed that the benefits of continuing to work with Ronald Sassano, and the potential revenue he would bring to the Company, outweighed the $14,031 loss recorded by MCIG.

On January 17, 2017, we entered into a settlement agreement with the previous owners of Vapolution, Inc.  The owners returned 1,700,000 shares of mCig common stock to the Company.  See Note 13, Acquisitions for further details of the transaction.

On January 23, 2017 the company’s Chief Financial Officer, Michael Hawkins, exercised a Warrant purchasing 616,551 shares of common stock at the price of $0.025, totaling $15,414.  The amount was originally listed as a subscription receivable which was paid in full prior to the end of fiscal year 2017.

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

On February 23, 2017, we entered into a purchase agreement with VitaCBD, LLC where we sold our 20% ownership of the VitaCBD brand to Stony Hill Corp in exchange for 20% of VitaCBD, LLC.  See Note 13, Acquisitions.

On April 1, 2017, the Company entered into an employment agreement with Alex Mardikian, the Chief Marketing Officer.  The term of the agreement was for a period of one year.  The agreement calls for $84,000 per year base salary with various performance based incentives and bonuses.  In addition, Mr. Mardikian received an option to acquire 4% of OBITX, Inc., at par value, and an option to acquire 1,000,000 shares of MCIG common stock at $0.23 per share with certain vesting requirements.  Either party may terminate the agreement upon 30 days written notice to the other party.  On November 1, 2017 this agreement was terminated as Mr. Mardikian became the CEO of OBITX and entered into an agreement with OBITX.

Since the Separation and Share Transfer Agreement, we have provided certain consulting services to OMHE throughout the remainder of 2017.  As of April 30, 2018, we were owed $4,392 for services provided.

On September 1, 2017 the company’s Chief Financial Officer, Michael Hawkins, exercised a Warrant purchasing 5,416,551 shares of common stock at the price of $0.025, totaling $135,414.  The purchase price was offset by the $135,414 owed to Mr. Hawkins under his employment agreement.

On November 1, 2017, the company assigned all rights and obligations to the 420 Cloud Software Network to OBITX in exchange for 100,000 shares of Series A Preferred Stock and 500,000 shares of OBITX common stock. The cost basis of the Assets at the time of transfer was $3,043,285. MCIG conducted an independent review of the Assets in August 2017. The independent review stated that no impairment was needed and that the assets had a fair market value in excess of the current cost basis.

On March 31, 2017 MCIG acquired 10,000 shares of OBITX common shares representing 100% ownership at the time.

On August 1, 2017, the Company entered into a contract with OBITX for hosting and email services. In addition, the OBITX will provide additional marketing services for MCIG and other internet based activities as mutually agreed upon. Under terms of the agreement, MCIG is to $2,000 per month for a period of 12 months. All additional services not identified are billed at an hourly rate of $150 per hour.

On September 13, 2017, OBITX entered into an agreement to provide social media and other advertising services to Render Payment, LLC. The contract calls for the payment of $1,250,000 for services rendered with a 90 day payment term. Michael Hawkins, the former Chief Financial Officer, is a non-controlling member with greater than 10% ownership in Render Payment, LLC.

On November 1, 2017 the Company entered into separate agreements with Alex Mardikian (“Company Officers”), and Paul Rosenberg (“Company Director”). The Company Officers and Company Director agreements were for an initial 90 day period. Mr. Mardikian has been the CEO of OBITX since inception and has served as MCIG’s Chief Marketing Officer.  The agreement calls for a numerical amount in monthly payments, which may be converted into common stock of OBITX, and a warrant to acquire shares through a vesting schedule. In addition, Mr. Mardikian was authorized to acquire certain shares with registration rights.

The Company entered a Line of Credit with OBITX, for up to $500,000 in funding on November 1, 2016. The Line of Credit will terminate on April 30, 2019. It was given at a 0% interest rate and is payable upon termination date with the option to convert the agreement into equity at a 15% discount to the then current market rate. Since inception, OBITX had various transactions in which MCIG paid expenses on behalf of OBITX. As of January 31, 2018, OBITX borrowed $3,567,163 from MCIG. $3,043,285 of which represents the 420 Cloud Software Network that was exchanged for 100,000 shares of Series A Preferred Stock and 500,000 shares of OBITX common stock on November 1, 2017. As of April 30, 2018, the amount outstanding on the Line of Credit with OBITX is $578,661. The Line of Credit was increased to $1,000,000 on January 1, 2018.

On November 1, 2017, OBITX entered into a consulting agreement with Alex Mardikian, the Chief Executive Officer. The agreements call for $7,000 per month for a period of one year. The payments may be booked as a note due, which may be converted into shares of the company at a then-current price per share. The Company and consultant may elect to convert a portion of this into equity of the company. In addition, he was authorized to purchase 50,000 shares of common stock at par value ($0.0001 per share), and was issued a seven-year warrant to acquire 250,000 shares of OBITX Stock at $1.00 per share or at the opening price on a federally regulated exchange service, whichever is less.

On November 1, 2017 Alex Mardikian, OBITX’s Chief Executive Officer, purchased 50,000 shares of OBITX common stock for $5.00.

On November 1, 2017 Paul Rosenberg, the company’s Director, purchased 500,000 shares of OBITX common stock for $50.00.

On November 1, 2017 Epic Industry Corp, a wholly owned company of MCIG’s Chief Financial Officer, Michael Hawkins, purchased 250,000 shares of OBITX common stock for $25.

On November 1, 2017 Paul Rosenberg entered into an agreement with OBITX to purchase up to 5,000,000 shares of common stock at the price of $0.10 per share. As of the time of this filing Mr. Rosenberg has purchased 2,500,000 for $250,000.

Note 14. Commitments and Contingencies

On February 13, 2017, the Company entered into a binding Letter of Intent with CBJ Distributing, LLC (“CBJ”).  In exchange for $50,000 in inventory financing, we were issued an option  to acquire 80% of CBJ based upon the following formula:  The purchase price (“Purchase Price”) equals the sum of money identified by the formula [((assets-liabilities) + (net income) times three)], which may be paid  through some combination of cash, secured convertible note, and/or Common Stock of mCig, which price may be adjusted upon terms mutually satisfactory to the parties based upon an audit of the financial statements and condition of CBJ. The option to acquire expires on June 30, 2018.  Under terms of the LOI, CBJ will conduct its business under the joint operational control and authority of mCig, in which CBJ shall report to mCig’s Board of Directors; all sales and expenses of CBJ, shall flow through mCig, with financial oversight provided by mCig’s Chief Financial Officer.  Through June 30, 2018, the net profit of CBJ shall be distributed 80% to the owners of CBJ with the remaining amount to mCig.  On June 30, 2018 we acquired CBJ Distributing, LLC.  See Subsequent Events for additional details.

Rent expense for the year ended April 30, 2018 and 2017 was $37,078 and $8,400, respectively.  Our commitment for rent expense terminated on April 30, 2017.  The company currently rents on a month-by-month basis.

Note 15. Acquisitions

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
CONSOLIDATED STATEMENT of OPERATIONS:	2018	2017
Sales	$7,078,680	$4,882,911
Cost of Sales	4,471,393	2,907,240
Gross Profit	2,607,287	1,975,671
Operating Expenses	3,782,287	978,120
Income (Loss) from Operations	(1,175,000)	997,551
Other Income / (Expense)	-	1,696,781
Net Income (Loss) Before Non-Controlling Interest	$(1,175,000)	$2,694,332
Gain Attributable to Non-Controlling Interest	(128,073)	17,540
Net Income (Loss) Attributable to Controlling Interest	$(1,046,927)	$2,676,792

Note 16. Stockholders’ Equity

Common Stock

As of April 30, 2018, the Company was authorized to issue 560,000,000 common shares at a par value of $0.0001.  As of April 30, 2018, the Company had issued and outstanding, 415,610,809 common shares.  During 2018 we issued 29,516,551 shares of common stock.

During the year ended April 30, 2018 the Company issued 5,950,000 shares of common stock for services rendered valued at $346,940 and issued 13,566,551 shares of common stock valued at $927,714 for investment purposes.  In addition, the Company issued 10,000,000 shares in conversion of Series A Preferred stock into common stock.

As of April 30, 2017, the Company was authorized to issue 560,000,000 common shares at a par value of $0.0001.  As of April 30, 2017, the Company had issued and outstanding, 386,092,219 common shares.  During 2017 we issued 85,002,926 shares of common stock and cancelled 5,224,923.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock, of which it has designated 23,000,000 as Series A Preferred, at $0.0001 par value.   The Company has 11,850,000 issued and outstanding as of April 30, 2018.  There were a total of 12,850,000 issued and outstanding as of April 30, 2017. Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock.

During 2018 Mr. Rosenberg, the Company’s CEO elected to convert 1,000,000 shares of Series A Preferred stock into 10,000,000 shares of common stock.

During 2017 Mr. Rosenberg, the Company’s CEO, retired 7,000,000 shares of Series A Preferred stock.  Four shareholders elected to convert 3,200,000 Series A Preferred shares into 32,000,000 common shares.

On January 31, 2017, the company issues 50,000 Series A Preferred shares in exchange for $200,000.

Note 17. Income Taxes

The Company’s income tax expense for the periods presented in the statements of operations represents minimum California franchise taxes. The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	2018	2017

Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal taxes	6.0%	6.0%
Non-deductible items	(1.0)%	(1.0)%
Valuation allowance	(39.0)%	(39.0)%
Effective income tax rate	0.0%	0.0%

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

Income Tax Computation
	2018	2017
	Tax Asset	Tax Asset
Income (Loss) per Books	(1,076,937)	1,527,057
Sales of non-taxable assets	-	57,502
Deferred Expenses	750,579	-
Stock-based compensation	346,940	151,675
Stock received for sales	-	615,608
Amortization	190,000	-
NOL (Net Income)	(210,592)	(702,272)
Prior NOL	624,569	1,326,841
Current NOL	413,977	624,569

At April 30, 2018 and 2017, the Company had net operating loss carry forwards available to offset future taxable income of approximately $413,977 and $624,569, respectively. These carry forwards will begin to expire in the year ending December 31, 2026. Utilization of the net operating loss carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions.

The Company has not performed a change in ownership analysis since its inception in 2010 and, accordingly, some or all of its net operating loss carry forwards may not be available to offset future taxable income. Even if the loss carry forwards are available, they may be subject to substantial annual limitations resulting from past ownership changes, and ownership changes occurring after April 30, 2018, that could result in the expiration of the loss carry forwards before they are utilized.

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

The Company periodically evaluates the likelihood of the realization of deferred tax assets and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to the Company for tax reporting purposes, and other relevant factors. At April 30, 2018 and 2017, deferred tax assets have been fully offset by a valuation allowance.

The Company files income tax returns in the U.S. federal jurisdiction, and with the State of California, Florida, New York, and Nevada. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years 2014 through 2018 due to net operating losses that are being carried forward for tax purposes. The Company does not have any uncertain tax positions or unrecognized tax benefits at April 30, 2018 or 2017. The Company’s policy is to recognize interest and penalties related to income taxes as components of interest expense and other expense, respectively.

Note 18. Basic Loss per Share before Non-Controlling Interest

Basic Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

Basic Income (Loss) Per Common Share
	For the period ended April 30,
	2018	2017
Net income (loss) before non-controlling interest	(1,205,002)	1,544,597
Net income (loss) from non-controlling interest	128,073	(17,540)
Net income (loss)	$ (1,076,929)	$ 1,527,057
Basic income (loss) per common share before non-controlling interest	(0.0028)	0.0040
Basic income (loss) per common share from non-controlling interest	0.0003	(0.0000)
Basic income (loss) per share	(0.0027)	0.0040
Basic weighted average number of shares outstanding	401,878,568	386,092,219

The computation of basic loss per common share is based on the weighted average number of shares outstanding during the year.

Note 19. Stock Option Plan

Under its Year 2016 Stock Option Plan (the “Plan”), the Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant.

Options granted under the Plan are exercisable at the exercise price of grant and, subject to termination of employment, expire three years from the date of issue, are not transferable other than on death, and vest in monthly installments commencing at various times from the date of grant.  As of April 30, 2018, the Company recorded compensation cost of $0 within operating expenses related to stock options granted in 2018.

The weighted average fair value at date of grant for options granted during fiscal 2018 is $0.1362 per option. The fair value of each option at date of grant utilized the closing price of the stock on the date of issue.

A summary of the Company’s stock option plan as of April 30, 2018 is presented below:

Stock Option Summary
	Shares	Weighted Average Exercise Price
Options outstanding at May 1, 2016	-	$ -
Granted in FY 2017	32,800,000	0.1362
Forfeited in FY 2017	10,800,000	0.0213
Exercised in FY 2017	9,923,170	0.0421
Options outstanding at April 30, 2017	12,076,830	0.0485

Granted in FY 2018	9,551,830	0.1840
Forfeited in FY 2018	4,376,830	0.0583
Exercised in FY 2018	3,450,000	0.0340
Options outstanding at April 30, 2018	12,225,000	$ 0.0869

There are currently 24,576,830 unissued options under the 2016 Stock Option Plan. The following table summarizes information for stock options outstanding at April 30, 2018:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	@ 4/30/18	in years	Price	@ 4/30/17	Price

$0.034 - $0.244	12,225,000	1.00	$0.0869	12,225,000	$0.0869

Note 20.  Warrants

A total of 43,332,412 warrants were issued on September 1, 2016 to various individuals/entities. These warrants were issued as a condition of employment agreements with the CEO and CFO.  A total of 10,833,103 shares vest immediately with 10,833,103 vesting on the anniversary date for three years.  The conversion price of the warrants is at $0.025.

On January 31, 2017, the company granted Mr. Rosenberg and Mr. Hawkins a five-year warrant to purchase 250,000 shares each of common stock at $0.75 per share.

On September 1, 2017 the remaining warrants issued to Michael W. Hawkins were vested in exchange for his reduction in salary.

A summary of warrant activity for period ended April 30, 2018 is as follows:

Stock Warrant Summary
	Shares	Weighted Average Exercise Price
Warrants outstanding at May 1, 2016	-	$ -
Granted in FY 2017	43,832,412	0.2060
Exercised in FY 2017	10,833,102	0.0250
Warrants outstanding at April 30, 2017	32,999,310	0.0250

Granted in FY 2018	-	-
Exercised in FY 2018	6,416,551	0.0250
Options outstanding at April 30, 2018	26,582,759	$ 0.2060

Note 21. Subsequent Events

On June 1, 2018 the Company acquired 2.5 acres of land in California City, California for $230,000.  The Company intends to operate CAAcres, Inc., under the cultivation, distribution, and manufacturing licenses owned by CAL Foundation on the promises.

On June 30, 2018 the Company exercised its option to acquire CBJ Distributing, LLC with an effective date of May 1, 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 15, 2016, and effective the same date, on the recommendation of the Registrant’s Board of Directors, the Registrant engaged Weinstein & Company, as its independent registered audit firm to audit the Registrant’s financial statements for the fiscal year ended April 30, 2017 and to perform procedures related to the financial statements included in the Registrant’s quarterly reports on Form 10-Q, beginning with the quarter ending October 31, 2016.  The Company elected to utilize Weinstein & Company as its independent registered audit firm to audit the Registrant’s financial statements for the fiscal year ended April 30, 2018.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2018. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at April 30, 2018.

Based on the results of its assessment, our management concluded that our internal control over financial reporting was not effective as of April 30, 2018 based on such criteria. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

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

We have not had sufficient time to fully remediate the aforementioned deficiencies and/or there was insufficient passage of time to evidence that the controls that were implemented during 2017 were effective. Therefore, the aforementioned control deficiencies continued to exist as of April 30, 2017. We believe the control deficiencies described herein, individually and when aggregated, represent material weaknesses in our internal control over financial reporting at April 30, 2017 since such deficiencies result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis by our internal controls. As a result of our assessment, we have therefore concluded that our internal control over financial reporting was not effective at April 30, 2018.

 This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only the management's report in this annual report

Material Weakness Discussion and Remediation

We believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended April 30, 2018 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

We were not able to fully implement and/or test the design and the operating effectiveness of our control procedures as of April 30, 2018. This required us to design new processes and controls concurrently, and thus did not allow us sufficient time to fully implement and/or test the design and operating effectiveness of the new controls.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended April 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Director or Officer Since	Age	Positions

Paul Rosenberg	2013	48	President and Chief Executive Officer, and Chairman of the Board
Michael Hawkins	2016	56	Chief Financial Officer
Alex Mardikian	2017	47	Chief Marketing Officer

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

Alex Mardikian has been our Chief Marketing Officer since April 1, 2017.    Alex Mardikian has an extensive background in manufacturing, marketing and sales, with 30-years of experience, which encompasses owning and operating his own successful companies, both in the private and public sectors, from Fortune 50 companies scaled down to start-ups, all of which he held a title.   This included his role as Western Regional Manager, Product Design and Certification, for Schlumberger Industries and as a founding principal of publicly traded company Sonic Jet Performance and Force Protection, publicly traded on the OTC and successfully listed and traded on the Nasdaq.   His success is warranted by communicating and achieving the value proposition of a company and / or product line, through gorilla marketing for global and exclusive licensing of Von Dutch, Ed Hardy, Quadrophenia with The WHO and the Grammy Label by appointment by the Recording Academy.    In the last decade, Alex has focused his direction more so on digital marketing and the cannabis industry.    Over that span to date, he has been appointed key roles in MegaUpload, in relation to leveraging consumer and media data of a user base of 50M unique IP’s daily and public relations, Otherside Farms, an Education and Cultivation co-op in Southern California, Northsight Capital in Arizona and mCig Group, headquartered in Florida. He attended the University of Souther California, UC Riverside and Mt. San Antonio College specializing in Mechanical Engineering, with emphasizes in Hydraulics and Fluid Power Technologies.

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

80

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

In September 2016, we entered into employment agreements with our CEO and CFO.  The terms of the agreement with our CFO were modified on September 1, 2017. We entered into employment agreements with our CMO in April 2017.  On November 1, 2017 our CMO became the CEO of Obitx, Inc., our subsidiary.  His agreement as CMO of MCIG was terminated and a new agreement was entered into with Obitx.

The Company does not have a standing compensation committee, audit committee, nomination committee, or committees performing similar functions. We anticipate that we will form such committees of the Board of Directors once we have a full Board of Directors.

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of mCig, Inc., during the year ended April 30, 2017, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2017. The foregoing persons are collectively referred to in this prospectus as the “Named Executive Officers.” Compensation information is shown for the year ended April 30, 2018 and April 30, 2017:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp ($)	Non- Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Totals ($)
Paul Rosenberg,	2018	156,000	41,147	0	0	0	0	0	197,147
CEO	2017	108,000	93,488	0	0	0	0	0	201,488

Michael Hawkins	2018	132,000	41,147	0	0	0	0	0	173,147
CFO	2017	119,500	63,735	0	0	0	0	0	183,235

Alex Mardikian	2018	84,000	0	0	0	0	0	0	84,000
CMO	2017	7,000	0	0	0	0	0	0	7,000

81

Agreements

On September 1, 2016, the Company entered into an employment agreement with Michael Hawkins, the Chief Financial Officer and an employment agreement with Paul Rosenberg, the Chief Executive Officer of the Company.  Mr. Hawkins was the Interim Chief Financial Officer which agreement was scheduled to expire on September 6, 2016.  Mr. Rosenberg has been the CEO since inception and served without an agreement.  The terms of the Agreement are the same.  The agreements call for $156,000 per year base salary with a three year term. Only $3,000 per month guaranteed to be paid in cash, while the remainder ($10,000 per month) is booked as a note due, which may be converted into shares of the company at then current price per share.  The initial year’s conversion option was accrued upon entering into the agreement. The employees earn annual bonuses based upon gross sales, net profits, and annual increases in sales and profits. The Company and employees may elect to convert a portion of this salary into equity of the company.  In addition, each employee was issued a seven-year warrant to acquire four percent (4%) of the Company Stock at the market price as of September 1, 2016 with 25% vested immediately and 25% on each subsequent year anniversary of employment. On September 1, 2017 Mr. Hawkins salary was reduced to $120,000 per year.  In consideration, the warrants issued to Mr. Hawkins have been fully vested.

On April 1, 2017, the Company entered into an employment agreement with Alex Mardikian, the Chief Marketing Officer.  The agreement calls for $84,000 base salary.  The agreement is for a period of one year, but may be cancelled at any time, and as such constitute at-will employment.  Under the agreement, he earns an annual bonus based upon gross sales, net profits, and annual increases in sales and profits in GigeTech, Inc., a wholly owned subsidiary of MCIG.  Mr. Mardikian was issued a seven-year warrant to acquire four percent (4%) of the GigeTech, Inc., stock at par value as of April 1, 2017 with 25% vested immediately and 25% on launch of 420Cloud, 25% upon positive cash flow from 420Cloud, and 25% upon the one-year anniversary of employment. In addition, Mr. Mardikian was issued a five-year option for 1,000,000 shares of MCIG, Inc., at $0.23 per share.

Outstanding Equity Awards as of April 30, 2017

The Company issued 2,600,000 shares of common stock to APO Holdings, LLC in exchange for $650,000 through a Private Placement.

Options Exercises and Stocks Vested

During 2018 a total of 3,450,000 shares were issued under the election of the option holder.  2,450,000 currently maintain a subscription receivable against the shares.

The options granted under the planned based awards have varying vesting schedules and conditions.

Grants of Plan-Based Awards

The Company implemented a 2017 Stock Base Incentive Program authorizing the distribution of up to 50,000,000 shares.  In 2017 the company granted 32,800,000 under the plan and cancelled 10,800,000 leaving a total grant of up to 22,000,000 common shares of stock at an average price of $0.0485 per share.   In 2018 the company granted 9,551,830 under the plan and cancelled 4,376,830 leaving a total grant of up to 5,174,900 common shares of stock at an average price of $0.1840 per share.

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

The following table indicates beneficial ownership of mCig’s common stock, as of April 30, 2018 by:

•	Each person or entity known by mCig to beneficially own more than 5% of the outstanding shares of mCig’s common stock;
•	Each executive officer and director of mCig; and,
•	All executive officers and directors of mCig as a group.
•

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Percentage of beneficial ownership is based on 415,610,809 shares of common stock outstanding as of April 30, 2018.

Unless other indicated, the address of each beneficial owner listed below is c/o mCig, Inc., 4720 Salisbury Road, Suite 100, Jacksonville, Florida 32256.

Name of Beneficial Owner	Amount and Nature of	Percentage
	Beneficial Ownership	of Class(1)
Paul Rosenberg	12,738,238 common shares	3.06%
	11,825,000 preferred shares	99.99%
Michael Hawkins	6,033,102 common shares	1.45%
	25,000 preferred shares	0.01%

Total as a group (1)	18,771,340 common shares	4.51%
	11,850,000 preferred shares	100.00%
TOTAL STOCK VOTING POWER
Paul Rosenberg	131,238,238 stock voting power	24.58%
Total as a group (1)	137,271,340 stock voting power	25.71%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock outstanding on April 30, 2018.  As of April 30, 2018, there were 415,610,809 shares of our company’s common stock issued and outstanding.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On May 1, 2016, the Company entered into a Line of Credit Agreement for up to $100,000 with Paul Rosenberg, the Chairman and CEO.  The Company utilized the Line of Credit as needed for day-to-day operations.  On April 30, 2017, we amended the agreement to increase the authorized limit to $250,000 and simultaneously converted the outstanding payable to Mr. Rosenberg under his employment agreement to the Line of Credit leaving a balance owed, as of April 30, 2017, of $173,312.  On February 1, 2018 we increased the amount of the Line of Credit to $1,000,000.  As of April 30, 2018, we have an outstanding balance owed to Mr. Rosenberg of $561,364.

Director Independence

Our Board of Directors is comprised of 1 member, who is not “independent” within the meaning of Marketplace Rule 5605 of the NASDAQ Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

On November 15, 2016, we engaged, Weinstein & Company to serve as our independent registered public accounting firm for the year ending April 30, 2017.  MaloneBailey, LLP served as our independent registered public accounting firm for the year ending April 30, 2016.  The following table shows the fees that were billed for the audit and other services provided for 2018 and 2017.

	2018	2017
Audit Fees	$ 26,500	$ 24,500
Audit-Related Fees	5,000	-
Tax Fees	5,000	-
All Other Fees	-	-
Total	$ 35,500	$ 24,500

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  The audit paid to the auditors with respect to 2018 and 2017 were pre-approved by the Board of Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits	Description

21.1 21.2 21.3 21.4 21.5

Articles of Incorporation of Tuero Asset Management, Inc.

Articles of Incorporation of CAL Foundation F/K/A NewCo2

Articles of Incorporation of CAAcres, Inc.

Articles of Incorporation of NYAcres, Inc.

Amended Articles of Incorporation of Obitx, Inc.

23.1 31 32	Consent of Weinstein & Company Certification Pursuant to Section 302 of the Sarbanes-Oxley Act* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Calculation Linkbase Document
XBRL Taxonomy Labels Linkbase Document
XBRL Taxonomy Presentation Linkbase Document
XBRL Definition Linkbase Document

86

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mCig Inc

	August 30, 2018	By: /s/ Paul Rosenberg
Paul Rosenberg
Chief Executive Officer (Principal Executive Officer)

	August 30, 2018	By: /s/ Michael W. Hawkins
Michael W. Hawkins
Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Paul Rosenberg	Chief Executive Officer	August 30, 2018
Paul Rosenberg	(Principal Executive Officer)

/s/ Michael W. Hawkins	Chief Operating Officer and Director	August 30, 2018
Michael W. Hawkins

87