Form 10-Q
period 2018-07-31
mCig, Inc.
filed 2018-10-26
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[√]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2018

Commission file number: 000-55986

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [√]
As of September 15, 2018, the Company had 415,310,809 shares of common stock, $0.0001 par value outstanding.
Transitional Small Business Disclosure Format Yes [ ] No [√]

         PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2018 are not necessarily indicative of the results that can be expected for the year ending April 30, 2019.

3

mCig, Inc.
and SUBSIDIARIES
Consolidated Balance Sheets
ASSETS
	July 31,	April 30,
	2018	2018
Current Assets
Cash and cash equivalents	$ 449,752	$ 511,950
Accounts receivable, net	2,014,740	2,159,267
Inventory	886,794	63,297
Work in Progress	257,728	64,245
Notes and other receivable	-	1,529
Prepaid expenses	23,956	90,141
Total current assets	3,632,970	2,890,429
Property, plant and equipment, net	3,080,488	3,138,019
Cost basis investment	4,253,645	967,608
Intangible assets, net	774,969	835,320
Total assets	$ 11,742,072	$ 7,831,376
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 458,217	$ 218,703
Due to shareholder	955,977	571,138
Other current liabilities	13,433	-
Reserve for uncollected accounts	586,525	586,560
Reserve for legal settlements	750,580	750,579
Deferred revenue	3,900	5,145
Total current liabilities	2,768,632	2,132,125
Total Liabilities	2,768,632	2,132,125
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;	1,135	1,185
	11,350,000 and 11,850,000 shares issued and outstanding, as
of July 31, 2018 and April 30, 2018, respectively.
Common stock, $0.0001 par value, voting; 560,000,000 shares	43,376	41,561
authorized; 433,758,045 and 415,610,809 shares issued, and
outstanding, as of July 31, 2018 and April 30, 2018, respectively.
Treasury stock	(680,330)	(680,330)
Additional paid in capital	16,526,150	12,673,339
Accumulated deficit	(6,656,315)	(6,208,431)
Total stockholders' equity	9,234,016	5,827,324
Non-controlling interest	(260,576)	(128,073)
Total equity	8,973,440	5,699,251
Total liabilities and stockholders' equity	$ 11,742,072	$ 7,831,376

See accompanying notes to audited consolidated financial statements. 4

mCig, Inc.
and SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
	For the quarter ended July 31,
	2018	2017
Sales	$ 630,676	$ 3,172,845
Construction costs	149,195	2,393,623
Merchandise	224,930	278,381
Commissions	44,087	28,035
Merchant fees, shipping, and other costs	72,394	68,920
Amortization and depreciation as a COG	120,817	-
Total Cost of Sales	611,423	2,768,959
Gross Profit	19,253	403,886
Selling, general, and administrative	72,114	91,137
Professional fees	55,419	15,286
Stock based compensation	28,990	-
Marketing & advertising	38,619	7,003
Consultant fees	328,979	161,068
Amortization and depreciation	76,042	52,471
Total operating expenses	600,163	326,965
Income (Loss) from operations	(580,910)	76,921
Other income (expense)	523	-
Net income (loss) before non-controlling interest	(580,387)	76,921
Gain attributable to non-controlling interest	132,503	-
Net income (loss) attributable to controlling interest	$ (447,884)	$ 76,921
Basic and diluted (Loss) per share:
Income (Loss) per share from continuing operations	(0.0011)	0.0002
Income (Loss) per share	(0.0011)	0.0002
Weighted average shares outstanding - basic and diluted	422,253,533	391,366,587

See accompanying notes to unaudited consolidated financial statements.
5

mCig, Inc.
and SUBSIDIARIES
Statements of Cash Flows

	For the Year Ended April 30,
	2018	2017
Cash flows from operating activities:
Net (Loss)	(580,387)	$ 76,921
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Depreciation and amortization	196,859	52,471
Common stock issued for services	28,990	-
Decrease (Increase) in:
Accounts receivable, net	144,527	(451,199)
Other receivable	1,529	-
Inventories	(1,016,980)	6,316
Prepaid expenses and other current assets	66,185	60,600
Accounts payable, accrued expenses and taxes payable	240,947	165,516
Deferred revenue	(1,245)	(344,936)
Reserve for uncollectable accounts	(34)	-
Total adjustment to reconcile net income to net cash	(339,222)	(511,232)
Net cash provided In operating activities	(919,609)	(434,311)
Cash flows from investing activities:
Increase (Decrease) in:
Cost basis investments	50,000	-
Acquisition of property, plant and equipment	(1,925)	(22,430)
Acquisition of intangible assets	(9,552)	(736)
Net cash received in investing activities	38,523	(23,166)
Cash Flows From Financing Activities:
Borrowing from related party	396,839	10,411
Notes Payable	-	(150,000)
Proceeds from Issuance of Stock, Net	422,049	650,000
Net Cash Provided By Financing Activities	818,888	510,411
Net Change in Cash	(62,198)	52,934
Cash at Beginning of Year	511,950	1,634,662
Cash at End of Period	$ 449,752	$ 1,687,596

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Non-cash Investing and Financing Activities:
Stock issued for cannabis licenses in California	$ 292,500	$ -
Stock issued for purchase of CBJ Distributing	$ 3,043,537	$ -
Stock issued for land acquisition in California	$ 67,500	$ -
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

During the quarter ended July 31, 2018, we operated approximately 35 different websites (which are not incorporated as part of this Form 10Q report).   The corporate website is located at www.mciggroup.com.

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

CBJ Distributing, LLC

On June 30, 2018 the company elected to exercise its option to acquired Cannabiz Supply with an effective date of May 1, 2018. The purchase price was $3,578,861.

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

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the wholly owned subsidiaries of AGRI, GROW, MINT, MCIGL, NYACRES, TAMI,  TUERO, VAPO, and VITA.  We have also consolidated our subsidiaries in which we have controlling interest,  These subsidiaries include CAACRES, CALF, and GIGE. Significant intercompany balances and transactions have been eliminated.

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

On May 1, 2018, we adopted Topic 606, using the modified retrospective transition method applied to those contracts which were not completed as of February 1, 2018. Results for reporting periods beginning after February 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting. The impact of adopting the new revenue standard was not material to our financial statements and there was no adjustment to beginning retained earnings on February 1, 2018.

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

        •     identification of the contract, or contracts, with a customer;

        •     identification of the performance obligations in the contract;

        •     determination of the transaction price;

        •     allocation of the transaction price to the performance obligations in the contract; and

        •     recognition of revenue when, or as, we satisfy a performance obligation.

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

Business Segments by Company/Subsidiary
Segment	Subsidiary
Cultivation, Manufacturing, and Distribution	Agri-Contractors, LLC
Grow Contractors, Inc.
Retail Sales	CBJ Distributing, LLC
mCig Internet Sales, Inc
Vapolution, Inc.
VitaCig, Inc.
Media and Technologies	OBITX, Inc.
altCUBE, Inc.
Haute Job, LLC
Campaign Pigeon, LLC
Agriculture	CAL Foundation
CAAcres, Inc.
NYAcres, Inc.
Corporate	mCig, Inc.
mCig Limited
Tuero Asset Management, Inc.

We record segments as i) cultivation, manufacturing, and distribution (CMD), ii) retail sales, iii) media and technologies, iv) agriculture, and v) corporate.  We report our financial performance based on our segments described in Note 8 – Segment Information.

Business Segments
	Total Revenue			Percentage of Total Revenue
	Three months ended July 31,			The three months ended July 31,
	2018	2017	2016	2018	2017	2016
CMD	$ 70,000	$ 2,704,206	$ 62,268	11.1%	85.2%	24.4%
Retail Sales	560,676	468,639	192,434	88.9%	14.8%	75.6%
Media and Technologies	-	-	-	0.0%	0.0%	0.0%
Agriculture	-	-	-	0.0%	0.0%	0.0%
Corporate	-	-	-	0.0%	0.0%	0.0%
Total	$ 630,676	$ 3,172,845	$ 254,702	100.0%	100.0%	100.0%

Inventory

In accordance with ASU 2015-11 – Inventory (Topic 330) – Simplifying the Measurement of Inventory, the Company’s inventory consists of finished product, mCig products valued at the lower of cost or market valuation under the first-in, first-out method of costing.

As of July 31, 2018, the Company had no allowance for obsolescence.  The level of inventory maintained by the Company is insignificant and is typically ordered on an as needed basis, or just-in-time.

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

Accounts Receivable

The Company’s accounts receivable in its construction and retail segments.  As the retail division is either paid through credit card processing and prepaid wholesale purchases, the Company projects insignificant amounts of outstanding accounts receivable for its retail division.  The Company recognizes receipt of payment at the time the funds are deposited with the merchant services account of the Company.  When the merchant services vendor determines to maintain a reserve for potential refunds and chargebacks, the Company reviews the reserve, to i) determine if the reserve is probably uncollectible, and ii) if a loss is probable, a reasonable estimate of the amount of the loss.  We then allocate a portion of the reserve for bad debt, in accordance with FASB ASC 450-20-25-2.  Once the vendor releases the funds, the bad debt reserve is appropriately reversed.  The Company recognized $0 and $0 as an uncollectable reserve for the three months ending July 31, 2018 and July 31, 2017, respectively.

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

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months ended July 31, 2018 and 2017 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 4. Property, Plant and Equipment

The following is a detail of equipment at July 31, 2018 and April 30, 2018:

Property, Plant, and Equipment

	As of July 31, 2018	As of April 30, 2018
Office furniture	$16,779	$29,090
Rollies machine	5,066	5,066
Computer equipment	1,544	1,544
420 Cloud	3,129,100	3,127,251
ATM Machines	-	299,970
Farm equipment	39,599	-
Warehouse equipment	47,758	-
Land	292,500	-
Total acquisition cost	$3,532,346	$3,462,921
Accumulated depreciation	451,858	324,902
Total property, plant, and equipment	$3,080,488	$3,138,019

12

Depreciation expense on property, plant and equipment was $451,858 and $43,921 for the three months ended July 31, 2018 and 2017, respectively.

Note 5: Work in Progress

The Company reports its agriculture crop growth as work-in-progress until such time as the crop has been harvested and either sold or utilized by the Company.

Work in Progress Overview

	As of July 31, 2018	As of April 30, 2018
	Agriculture
Product (seeds)	$60,000	$-
Labor	101,230	30,000
Materials and supplies	96,498	34,865
Total work in progress	$257,728	$64,865

Note 6: Inventory

Inventory is primarily held in retail sales.  We maintain a small inventory of seeds in our agriculture segment.  In addition, we currently hold 62 ATM machines held for sale within the next 12 months.

Inventory

	As of July 31, 2018	As of April 30, 2018
Retail Sales	$453,628	$38,714
Agriculture	25,000	23,963
Assets held for sale	408,166	-
Total work in progress	$886,794	$62,677

Note 7:  Accounts Receivable

The Company’s accounts receivable is primarily from its direct customers.  From its direct customers, we have $559,145 in cultivation, manufacturing, and distribution in revenue; $1,250,000 from its tech and media segment, with the remaining amount from its retail sales not through credit card processing.

We utilize high risks credit card processing companies.  Vendors tasked with accepting all credit card payments for purchases from its customers, are typically held in escrow for potential chargebacks.  As traditional credit card processing is unavailable in the cannabis markets, we utilize services that require greater holding periods and higher retention requirements.  While the Company expects these receivables to be fully collectible it has created an allowance for doubtful accounts for the period. As of July 31, 2018, we have $29,741 in accounts receivable from our retail customers.

The Company maintains subscription receivables of $117,300 for the exercise of warrants and options.  The funds were not received prior to the filing of this report and as such are not incorporated in the balance sheet statement.  A complete breakdown of the accounts receivable and subscriptions receivable is as follows:

Accounts Receivable

	As of July 31, 2018	As of April 30, 2018
A/R from credit card reserve	$28,569	$28,431
A/R from direct customers	1,986,171	2,061,352
Subscription receivables	117,300	186,784
Allowance for bad debt	-	(117,300)
Subscription receivable not received by time of filing	(117,300)	(366,614)
Total Accounts Receivable	$2,014,740	$2,159,267

We have created a reserve for uncollectable accounts in the amount of $586,525.

Note 8. Intangible Assets:

Prior fiscal years we tracked finite lived Intangible Assets and infinite lived Intangible Assets.  Effective May 1, 2018 we have elected to track all intangible assets as finite lived Intangible Assets and amortize according to a three years life cycle.  The following reflects our intangible assets:

Intangible Assets

	As of July 31, 2018	As of April 30, 2018
Domains	$372,900	$363,348
Trademarks	455,861	455,861
Website	41,760	41,760
VitaCBD	200,000	200,000
Total acquisition cost	$1,070,521	$1,060,969
Less: Amortization	295,552	225,649
Current Intangible Assets	$774,969	$835,320

Note 9. Cost Basis Investments The Company has invested $4,253,645 through July 31, 2018. A breakdown of these investments include:

Cost Basis Investments

	As of July 31, 2018	As of April 30, 2018
Stony Hill Corp	$700,000	$700,000
Omni Health, Inc	152,023	152,023
CBJ Distributing Option	-	50,000
New York Hemp Pilot Program	50,000	50,000
California City Cannabis Licenses	225,585	15,585
CBJ Distributing	2,966,029	-
Agri-Contractors, LLC	160,008	-
Total acquisition cost	$4,253,645	$967,608

14

Note 10. Business Segments:

The Company operates primarily in four segments; i) cultivation, manufacturing, and distribution, ii) retail sales, iii) technology, and iv) agriculture, and vi) corporate. This summary reflects the Company's current segments, as described below.

Information concerning the revenues and operating income (loss) for the three months ended July 31, 2018 and 2017, and the identifiable assets for the segments in which the Company operates are shown in the following table:

Business Segments
For the Quarter Ended July 31, 2018	CMD	Retail	Technology	Agriculture	Corporate	Total
Revenue	$ 70,000	$ 560,676	$ -	$ -	$ -	$ 630,676
Segment Income (Loss) from Operations	(120,442)	116,719	(144,852)	(143,848)	(155,461)	(447,884)
Total Assets	692,130	674,908	4,372,928	(179,504)	6,181,610	11,742,072
Capital Expenditures	-	-	278,278	(529,788)	290,489	38,979
Depreciation and Amortization	2,070	28,028	121,702	2,067	43,077	196,944

For the Quarter Ended July 31, 2017	CMD	Retail	Technology	Agriculture	Corporate	Total
Revenue	$ 2,704,206	$ 468,639	$ -	$ -	$ -	$ 3,172,845
Segment Income from Operations	235,648	74,519	(102,674)	-	(130,570)	76,923
Total Assets	1,317,347	808,100	3,044,920	-	2,205,819	7,376,186
Capital Expenditures	738	-	22,430	-	-	23,168
Depreciation and Amortization	130	271	41,980	-	10,090	52,471

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

The following tables reflect the non-GAAP Consolidated Statements of Operations for the three months ended July 31, 2018 and July 31, 2017, respectively.

mCig, Inc.
and SUBSIDIARIES
Adjusted Consolidated Statements of Operations
(unaudited)
	For the Quarter Ending July 31,
	2018	2017

Sales	$ 630,676	$ 3,172,845
Total Cost of Sales	490,606	2,768,959
Gross Profit	140,070	403,886
Selling, general, and administrative	72,114	91,137
Professional Fees	55,419	15,286
Marketing & Advertising	38,619	7,003
Consultant Fees	328,979	161,068
Depreciation	76,042	-
Total Operating Expenses	571,173	274,494
Net Loss Before Non-Controlling Interest	(431,103)	129,392
Loss Attributable to Non-Controlling Interest	(132,503)	-
Net Income (Loss) Attributable to Controlling Interest	$ (298,600)	$ 129,392
Basic and Diluted (Loss) Per Share:
Income (Loss) per share from Continuing Operations	$ (0.00)	$ 0.00
Income(Loss) Per Share	$ (0.00)	$ 0.00
Weighted Average Shares Outstanding - Basic and Diluted	422,253,533	391,366,587

See accompanying notes to unaudited consolidated financial statements.

The following table is a reconciliation of the EBITDA and Adjusted Net Income (non-GAAP measures) to the Net Income with the GAAP Consolidated Statements of Operation for the three months ended July 31, 2018 and July 31, 2017, respectively.

Adjusted Net Income Reconciliation
	For the quarter ending July 31,
	2018	2017
CONSOLIDATED STATEMENT of OPERATIONS:
Net Income (Loss)	$ (447,884)	$ 76,921
Interest	17	-
Depreciation and Amortization	196,944	52,471
EBITDA	$ (250,923)	$ 129,392

Adjustment for Non-Intangible Asset Depreciation	(76,127)	-
Stock Based Compensation	28,990	-
Gains not in ordinary course of business	(540)	-
Settlement	-	-
Adjusted net income	$ (298,600)	$ 129,392

Note 12. Acquisition

On May 1, 2018, the Company exercised its option to acquire CBJ Distributing, LLC.  The Company acquired all cash, inventory, prepaid expenses, inventory, fixed assets, and intellectual property for a total of $3,578,861.  The Company issued $3,388,078 in MCIG stock at the rate of $0.29 per share and paid $190,783 in cash a\through reduction of loans, option price, and accounts receivable owed by CBJ Distributing to the Company. As a condition to this acquisition, the Company entered into Employment Agreements with Charlie Fox and Alex Levinsky.

In accordance to rule, the following table reflects the determination of the purchase price of the CBJ Distributing, LLC business:

Acquisition of CBJ Distributing
Cash	$112,557
Accounts Receivable	158,064
Prepaid Expenses	3,840
Inventory	385,379
Fixed Assets	47,758
Total assets acquired	$707,598

Current Liabilities	$94,226
Total liabilities assumed	$94,226

Total Purchase Price
Stock issued as part of acquisition (11,293,593)	$3,388,078
Reduction of Loan Receivable	1,529
Reduction of Accounts Receivable	139,254
Conversion of stock option	50,000
Total Purchase Price	$3,578,861
Total assets acquired	707,598
Total liabilities assumed	94,226
Gains in assets	540
Investment into CBJ Distributing	$2,966,029

Note 13. Related Parties and Related Party Transactions

The Company entered a Line of Credit with Paul Rosenberg (see Subsequent Events) for up to $100,000 in funding on May 1, 2016.  During 2016, the Company had various transactions in which Paul Rosenberg, the Company’s CEO and Chairman of the Board personally paid expenses on behalf of the Company.  As of April 30, 2017, the Company borrowed $173,312 from Paul Rosenberg.  On May 1, 2017, the Company increased the amount of the Line of Credit and Convertible Promissory Note for up to $250,000 in funding by Paul Rosenberg to accurately record the day-to-day transactions of the Company and Paul Rosenberg. In February 2018 we increased the line of credit to $1,000,000.  As of April 30, 2018, the Company owed Mr. Rosenberg $949,977.76, which includes the amount of $120,000 earned, covered under his employment agreement which was not paid to Mr. Rosenberg.

Note 14. Stockholders’ Equity

Common Stock

As of July 31, 2018, the Company was authorized to issue 560,000,000 common shares at a par value of $0.0001.  As of July 31, 2018, the Company had issued and outstanding 433,758,045 common shares.

During the three months ended July 31, 2018 the Company issued 1,621,249 under its option plan for services rendered, 5,000,000 in conversion from Series A Preferred, and 11,525,987 in an acquisition.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock, of which it has designated 23,000,000 as Series A Preferred, at $0.0001 par value.   The Company has 11,350,000 issued and outstanding as of July 31, 2018.  Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock.

Note 15. Subsequent Events

On August 1, 2018 the Company sold 80% of Tuero Capital, Inc., to its CEO and CFO in exchange for $20,000.  Tuero Capital was originally incorporated to become a merchant service provider.  The Company has determined not to enter this segment of business at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on  Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended April 30, 2018.

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

GENERAL

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

In 2018 we added agriculture by planting a 40-acre lot in New York state to grow Hemp.  In addition, we acquired approximately two acres of land in California City, California and obtained three cannabis licenses (cultivating, manufacturing, and distribution of cannabis products in California).

In addition, the Company continues to look at strategic acquisitions in product and service developments for future growth.  Subsequent to this reporting date, but prior to the filing of this annual report, we acquired a cannabis supply company in Nevada.

During this fiscal year, we operated multiple websites (which are not incorporated as part of this Form 10K report). The Company’s primary website is mciggroup.com.

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

These 29 states, plus the District of Columbia, have adopted laws that either legalize cannabis for adult recreational use or legalize cannabis for adult patients under a physician’s supervision. These are collectively referred to as the states that have de-criminalized recreational and/or medicinal cannabis, although there is a subtle difference between de-criminalization and legalization, and each state’s laws are different.

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

International

The international markets have been largely driven by a flurry of activities including Mergers and Acquisitions, Patent Warfare, and increasing customization in products among others. Moreover, the emergence of Vape shops is increasingly engaging more users through their wide variety of products and better assistance while shopping the desired products. However, various governments’/ proposals to levy hefty taxes on vaporizer products are emerging as a key challenge for the market. Also, compatibility issues and the unregulated manufacturing process in China are yet other restraining factors in the e-cigarette market.

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

DESCRIPTION OF SEGMENTS

CMD Segment

We provide consulting services dealing with the cultivation, manufacturing, and distribution of hemp and cannabis products.  Our services include:

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

Our operating results for the three months ended July 31, 2018 and 2017 are summarized as follows:

	Three months ended July 31,
	2017	2016

Sales	$ 630,676	$ 3,172,845
Cost of Sales	611,423	2,768,959
Gross Profit	19,253	403,886
Total Operating Expenses	600,163	326,965
Other Income	523	-
Net Loss from Continuing Operations	(580,910)	76,921

Results of Operations

Revenue

Our revenue from operations for the three months ended July 31, 2018 was $630,676 compared to $3,172,845, a decrease of $2,543,169 from the three months ended July 31, 2017.  This decrease is primarily a result of the construction segment which had a decrease of $2,634,206 offset by an increase in retail sales of $92,037 for the three months ended July 31, 2017.

Cost of Goods Sold

Our cost of goods sold for the three months ended July 31, 2018 was $611,423 compared to $2,768,959 for the three months ended July 31, 2017. The decrease is primarily due to the decrease in construction projects.

Gross Profit

Our gross profit for the three months ended July 31, 2018 was $19,253 compared to $403,886 for the three months ended July 31, 2017. The gross profit of $403,886 for the three months ended July 31, 2017 represents approximately 13% as a percentage of total revenue. The gross profit of $19,253 for the three months ended July 31, 2018 represents approximately 3% as a percentage of total revenue. This decrease in the gross profit is primarily attributed to the inclusion of amortization of assets directly associated with sales.

Operating Expenses

Our operating expenses increased by $273,198 to $600,163 for the three months ended July 31, 2018, from $326,965 for the three months ended July 31, 2017.

The increase was primarily due to the increase in stock based compensation of $28,990, professional fees of $40,133, marketing fees of $31,616, consulting fees of $167,911, and amortization and depreciation of $23,571.

Our total operating expenses for the three months ended July 31, 2018 of $600,163 consisted of $72,114 of selling, general and administrative expenses, $55,419 of professional fees, consulting expense of $328,979, marketing expense of $38,619, stock-based compensation of $28,990, and $76,042 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Income (Loss)

Our net loss of $580,910 for the three months ended July 31, 2018 from a net income of $76,921 for the three months ending July 31, 2017 represents a deficit of $657,831. The increase in net loss compared to the prior period net income is primarily a result of the gross profit decrease of $384,633, and an increase in operating expenses of $273,198.

Liquidity and Capital Resources

Introduction

During the three months ended July 31, 2018 we utilized $62,198 in cash. Our cash on hand as of July 31, 2018 was $449,752.

Cash Requirements

We had cash available of 449,752 as of July 31, 2018.  Based on our revenues, cash on hand and current monthly burn rate, around break-even, we believe that our operations are sufficient to fund operations through April 2019.

Sources and Uses of Cash

Operations

We used $919,609 in cash by operating activities for the three months ended July 31, 2018, as compared to $434,311 for the three months ended July 31, 2017.

Net cash used by operations consisted primarily of the net loss of $580,387 offset by non-cash expenses of $225,849 consisting of $196,859 in depreciation and amortization of intangible assets and $28,990 in stock-based compensation. Additionally, changes in assets and liabilities consisted of increases of $144,527 in accounts receivable, accounts payable of $240,947, other receivables of $1,529 and prepaid expenses of $66,185 with decreased in deferred revenue of $1,245, reserve for uncollectable accounts of $34 and inventory of $1,016,980.

Investments

We gained $38,523 in investing activities for the three months ended July 31, 2018 compared to using $23,166 for the three months ended July 31, 2017. Our investing activities consisted primarily of $50,000 in redemption of an option, along with $1,925 utilized in the acquisition of property, plant, and equipment and $9,552 in intangible assets. The PPE consisted of the acquisition of land of $225,000, the acquisition of farm equipment of $39,599, and the acquisition of CBJ Distributing assets of $47,758,  off set by $299,970 in PPE transferred to inventory for sale and decrease of PPE of $10,462.

Financing

We had net cash provided in financing activities of $818,888 and $510,411 for the three months ended July 31, 2018 and 2017 respectively. Our financing activities consisted of an increase in net proceeds from the issuance of stock of $422,049 and an increase of $396,839 of advances made by a related party.

Our adjusted operating results for the three months ended July 31, 2018 and 2017 are summarized as follows:

	Three months ended July 31,
	2018	2017

Sales	$ 630,676	$ 3,172,845
Cost of Sales	490,606	2,768,959
Gross Profit	140,070	403,886
Total Operating Expenses	571,173	274,494
Other Income	-	-
Net Loss from Continuing Operations	(431,103)	129,392

Adjusted Results of Operations

Adjusted Revenue

Our adjusted revenue from operations for the three months ended July 31, 2018 was $630,676 compared to $3,172,845, a decrease of $2,543,169 from the three months ended July 31, 2017.  This decrease is primarily a result of the construction segment which had a decrease of $2,634,206 offset by an increase in retail sales of $92,037 for the three months ended July 31, 2017.

Adjusted Cost of Goods Sold

Our adjusted cost of goods sold for the three months ended July 31, 2018 was $490,606 compared to $2,768,959 for the three months ended July 31, 2017. The decrease is primarily due to the decrease in construction projects.

Adjusted Gross Profit

Our adjusted gross profit for the three months ended July 31, 2018 was $140,070 compared to $403,886 for the three months ended July 31, 2017. The gross profit of $403,886 for the three months ended July 31, 2017 represents approximately 13% as a percentage of total revenue. The gross profit of $140,070 for the three months ended July 31, 2018 represents approximately 22% as a percentage of total revenue. This decrease in the gross profit is primarily attributed to the reduction of construction income.

Adjusted Operating Expenses

Our adjusted operating expenses increased by $296,679 to $571,173 for the three months ended July 31, 2018, from $274,494 for the three months ended July 31, 2017.

The increase was primarily due to the increase in professional fees of $40,133, marketing fees of $31,616, and consulting fees of $167,829.

Our total adjusted operating expenses for the three months ended July 31, 2018 of $571,173 consisted of $72,114 of selling, general and administrative expenses, $55,419 of professional fees, consulting expense of $328,979, depreciation expenses of $76,042 and marketing expense of $38,619. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Adjusted Net Income (Loss)

Our adjusted net loss of $431,103 for the three months ended July 31, 2018 from an adjusted net income of $129,392 for the three months ending July 31, 2017 represents a deficit of $263,816. The increase in adjusted net loss compared to the prior period adjusted net income is primarily a result of the adjusted gross profit decrease of $263,816 in gross profit, and an increase in adjusted operating expenses of $296,679.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months ended July 31, 2018 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2018. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended July 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2017 the Company issued 1,621,249 under its option plan for services rendered, 5,000,000 in conversion from Series A Preferred, and 11,525,987 in an acquisition.

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
28

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

mCig, Inc.

Dated: October 26, 2018		/s/ Paul Rosenberg
	By:	Paul Rosenberg
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: October 26, 2018		/s/ Michael W. Hawkins
	By:	Michael W. Hawkins
	Its:	Chief Financial Officer (Principal Financial Officer)