Form 10-Q
period 2018-10-31
mCig, Inc.
filed 2019-01-16
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[√]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-55986

mCig, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-4439285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4720 Salisbury Road Jacksonville, FL	32256
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(570) 778-6459

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [√] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [√] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [√]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [√]
As of September 15, 2018, the Company had 516,974,596 shares of common stock, $0.0001 par value outstanding.
Transitional Small Business Disclosure Format Yes [ ] No [√]

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended October 31, 2018 are not necessarily indicative of the results that can be expected for the year ending April 30, 2019.

mCig, Inc.
and SUBSIDIARIES
Consolidated Balance Sheets
	October 31,	April 30,
	2018	2018
ASSETS
Current Assets
Cash and cash equivalents	$ 383,590	$ 511,950
Accounts receivable, net	2,292,633	2,159,267
Inventory	735,291	63,297
Work in Progress	334,034	64,245
Notes and other receivable	104,386	1,529
Prepaid expenses	20,064	90,141
Total current assets	3,869,998	2,890,429
Property, plant and equipment, net	2,965,365	3,138,019
Cost basis investment	4,213,593	967,608
Intangible assets, net	636,469	835,320
Total assets	$ 11,685,425	$ 7,831,376
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 447,079	$ 218,703
Due to shareholder	1,191,665	571,138
Other current liabilities	67,334	-
Reserve for uncollected accounts	586,525	586,560
Reserve for legal settlements	750,580	750,579
Deferred revenue	34,921	5,145
Total current liabilities	3,078,104	2,132,125
Total Liabilities	3,078,104	2,132,125
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;	335	1,185
	3,350,000 and 11,850,000 shares issued and outstanding, as
of October 31, 2017 and 2016, respectively.
Common stock, $0.0001 par value, voting; 560,000,000 shares	51,698	41,561
authorized; 516,974,596 and 415,610,809 shares issued, and
outstanding, as of April 30, 2017 and April 30, 2016, respectively.
Treasury stock	(680,330)	(680,330)
Additional paid in capital	16,654,032	12,673,339
Accumulated deficit	(7,052,060)	(6,208,431)
Total stockholders' equity	8,973,675	5,827,324
Non-controlling interest	(366,354)	(128,073)
Total equity	8,607,321	5,699,251
Total liabilities and stockholders' equity	$ 11,685,425	$ 7,831,376

See accompanying notes to unaudited consolidated financial statements.

mCig, Inc.
and SUBSIDIARIES
Consolidated Statements of Operations

	(unaudited)		(unaudited)
	For the three months ended October 31,		For the six months ended October 31,
	2018	2017	2018	2017
Sales	$ 548,036	$ 2,030,929	$ 1,178,710	$ 5,209,960
Construction costs	30,905	232,351	180,100	2,631,861
Merchandise	335,973	456,789	561,820	514,614
Commissions	16,014	9,380	49,475	37,415
Merchant fees, shipping, and other costs	64,845	47,511	136,883	336,864
Amortization and depreciation as a COG	121,159	-	241,976	-
Total Cost of Sales	568,896	746,031	1,170,254	3,520,754
Gross Profit	(20,860)	1,284,898	8,456	1,689,206
Selling, general, and administrative	154,953	53,429	241,045	132,277
Professional fees	121,212	27,414	220,598	44,144
Stock based compensation	-	45,250	28,990	45,250
Marketing & advertising	(10,537)	4,753	29,451	18,667
Research and development	-	4,121	-	4,121
Consultant fees	164,330	350,049	443,976	532,117
Amortization and depreciation	73,760	52,381	149,887	104,852
Total operating expenses	503,718	537,397	1,113,947	881,398
Income (Loss) from operations	(524,578)	747,501	(1,105,491)	807,808
Other income (expense)	23,045	-	23,581	-
Net income (loss) before non-controlling interest	(501,533)	747,501	(1,081,910)	807,808
Gain attributable to non-controlling interest	105,787	-	238,290	-
Net income (loss) attributable to controlling interest	$ (395,746)	$ 747,501	$ (843,632)	$ 807,808
Basic and diluted (Loss) per share:
Income(Loss) per share from continuing operations	(0.0008)	0.0019	(0.0018)	0.0021
Income(Loss) per share	(0.0008)	0.0019	(0.0018)	0.0021
Weighted average shares outstanding - basic and diluted	502,437,639	391,366,587	462,457,256	391,366,587

See accompanying notes to unaudited consolidated financial statements.

mCig, Inc.
and SUBSIDIARIES
Statements of Cash Flows

	For the Six Months Ended October 31,
	2018	2017
Cash flows from operating activities:
Net (Loss)	(1,081,910)	$ 807,808
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Depreciation and amortization	391,864	104,852
Common stock issued for services	28,990	45,250
Decrease (Increase) in:
Accounts receivable, net	24,698	(1,689,912)
Other receivable	(102,857)	-
Inventories	(256,434)	(51,625)
Prepaid expenses and other current assets	73,917	119,515
Accounts payable, accrued expenses and taxes payable	228,376	(752,116)
Deferred revenue	29,777	(511,816)
Reserve for uncollectable accounts	(35)	420,379
Total adjustment to reconcile net income to net cash	418,296	(2,315,473)
Net cash provided In operating activities	(663,614)	(1,507,665)
Cash flows from investing activities:
Increase (Decrease) in:
Cost basis investments	(629,482)	-
Acquisition of property, plant and equipment	26,025	(78,586)
Acquisition of intangible assets	61,404	(963)
Net cash received in investing activities	(542,053)	(79,549)
Cash flows from financing activities:
Borrowing from related party, net	620,527	568,845
Notes Payable	67,334	(150,000)
Proceeds from Issuance of Stock, Net	389,446	756,587
Net Cash Provided By Financing Activities	1,077,307	1,175,432
Net Change in Cash	(128,360)	(411,782)
Cash at Beginning of Year	511,950	1,634,662
Cash at End of Period	$ 383,590	$ 1,222,880

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Non-cash investing and financing activities:
Stock issued for cannabis licenses in California	$ 292,500	$ -
Stock issued for purchase of CBJ Distributing	$ 3,043,537	$ -
Stock issued for land acquisition in California	$ 67,500	$ -
Stock issued for purchase of Agri-Contractors, LLC	$ 168,007	$ -
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

GigETech, Inc., subsequently changed its name to OBITX, Inc. Currently we have approximately 95% voting control and 53% ownership on a fully diluted basis of OBITX.  OBITX has an effective registration statement filed with the SEC and intends to begin trading its common stock in the open market.

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

Tuero Capital, Inc.

We incorporated in May 2017 to provide financial services to our clients. Tuero Capital provides financial services and consulting to cannabis and cryptocurrency markets. On August 15, 2018 the Company became a minority owner of Tuero Capital when Tuero Capital issued 10,500,000 common shares of stock to 59 investors. Tuero Capital, Inc., became Redfern BioSystems, Inc (“Redfern”). The Company currently owns 15.3% of Redfern. See Related Party Transactions for further information.

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

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the wholly owned subsidiaries of AGRI, GROW, MINT, MCIGL, NYACRES, TAMI, VAPO, and VITA.  We have also consolidated our subsidiaries in which we have controlling interest.

The subsidiaries in which we have a controlling interest include CAACRES, CALF, and GIGE. Significant intercompany balances and transactions have been eliminated.

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

For the 3 months ended October 31, 2018, the Company had no significant customer that represented more than 5% of its sales.

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

Business Segments
	Total Revenue			Percentage of Total Revenue
	Three months ended October 31,			The three months ended October 31,
	2018	2017	2016	2018	2017	2016
CMD	$ -	283,957	$ 187,594	0.0%	14.0%	30.3%
Retail Sales	501,716	496,872	432,421	91.5%	24.5%	69.7%
Media and Technologies	46,320	1,250,100	-	8.5%	61.6%	0.0%
Agriculture	-	-	-	0.0%	0.0%	0.0%
Corporate	-	-	-	0.0%	0.0%	0.0%
Total	$ 548,036	2,030,929	$ 620,015	100.0%	100.0%	100.0%

Business Segments
	Total Revenue			Percentage of Total Revenue
	Six months ended October 31,			The six months ended October 31,
	2018	2017	2016	2018	2017	2016
CMD	$ 70,000	2,994,350	$ 249,862	12.8%	147.4%	40.3%
Retail Sales	1,062,390	965,510	624,855	193.9%	47.5%	100.8%
Media and Technologies	46,320	1,250,100	-	8.5%	61.6%	0.0%
Agriculture	-	-	-	0.0%	0.0%	0.0%
Corporate	-	-	-	0.0%	0.0%	0.0%
Total	$ 1,178,710	5,209,960	$ 874,717	215.1%	256.5%	141.1%

Inventory

In accordance with ASU 2015-11 – Inventory (Topic 330) – Simplifying the Measurement of Inventory, the Company’s inventory consists of finished product, mCig products valued at the lower of cost or market valuation under the first-in, first-out method of costing.

As of October 31, 2018, the Company had no allowance for obsolescence.  The level of inventory maintained by the Company is insignificant and is typically ordered on an as needed basis, or just-in-time.

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

We then allocate a portion of the reserve for bad debt, in accordance with FASB ASC 450-20-25-2.  Once the vendor releases the funds, the bad debt reserve is appropriately reversed.  The Company recognized $586,525 and $0 as an uncollectable reserve for the three months ending October 31, 2018 and October 31, 2017, respectively.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 and $0 in excess of federally insured limits at October 31, 2018 and 2017.

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months ended October 31, 2018 and 2017 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 4. Property, Plant and Equipment The following is a detail of equipment at October 31, 2018 and April 30, 2018:

Property, Plant, and Equipment
	As of	As of
	October 31,2018	April 30, 2018
Office furniture	$29,090	$29,090
Rollies machine	5,066	5,066
Computer equipment	1,544	1,544
420 Cloud	3,129,412	3,127,251
ATM machines	-	299,970
Farm equipment	29,450	-
Warehouse equipment	57,622	-
Land	292,500	-
Total acquisition cost	$3,544,684	$3,462,921
Accumulated depreciation	579,319	324,902
Total property, plant, and equipment	$2,965,365	$3,138,019

Depreciation expense on property, plant and equipment was $254,416 and $83,311 for the six months ended October 31, 2018 and 2017, respectively.

Note 5: Work in Progress

The Company reports its agriculture crop growth as work-in-progress until such time as the crop has been harvested and either sold or utilized by the Company.

Work in Progress Overview

	As of	As of
	October 31, 2018	April 30, 2018
Product (seeds)	$60,000	$-
Labor	232,539	30,000
Materials and supplies	41,495	34,865
Total work in progress	$334,034	$64,865

Note 6: Inventory

Inventory is primarily held in retail sales.  We maintain a small inventory of seeds in our agriculture segment.  In addition, we currently hold 62 ATM machines held for sale within the next 12 months.

Inventory

	As of	As of
	October 31, 2018	April 30, 2018
Retail Sales	$302,675	$38,714
Agriculture	24,450	23,963
Assets held for sale	408,166	-
Total inventory	$735,291	$62,677

Note 7:  Accounts Receivable

The Company’s accounts receivable is primarily from its direct customers.  From its direct customers, we have $559,145 in cultivation, manufacturing, and distribution in revenue; $1,250,000 from its tech and media segment, with the remaining amount from its retail sales not through credit card processing.

We utilize high risks credit card processing companies.  Vendors tasked with accepting all credit card payments for purchases from its customers, are typically held in escrow for potential chargebacks.  As traditional credit card processing is unavailable in the cannabis markets, we utilize services that require greater holding periods and higher retention requirements.  While the Company expects these receivables to be fully collectible it has created an allowance for doubtful accounts for the period. As of October 31, 2018, we have $272,900 in accounts receivable from our retail customers.

The Company maintains subscription receivables of $42,500 for the exercise of warrants and options.  The funds were not received prior to the filing of this report and as such are not incorporated in the balance sheet statement.  A complete breakdown of the accounts receivable and subscriptions receivable is as follows:

Accounts Receivable

	As of	As of
	October 31, 2018	April 30, 2018
A/R from credit card reserve	$28,023	$28,431
A/R from direct customers	2,264,610	2,061,352
Subscription receivables	117,300	186,784
Allowance for bad debt	-	-
Subscription receivable not received by time of filing	(117,300)	(117,300)
Total Accounts Receivable	$2,292,633	$2,159,267

We have created a reserve for uncollectable accounts in the amount of $586,525.

Note 8. Intangible Assets:

Prior fiscal years we tracked finite lived Intangible Assets and infinite lived Intangible Assets.  Effective May 1, 2018 we have elected to track all intangible assets as finite lived Intangible Assets and amortize according to a three years life cycle.  The following reflects our intangible assets:

Intangible Assets

	As of	As of
	October 31, 2018	April 30, 2018
Domains	$365,847	363,348
Trademarks	455,861	455,861
Website	45,358	41,760
VitaCBD	200,000	200,000
Total acquisition cost	$1,067,065	$1,060,969
Less: Amortization	363,096	225,649
Less: Adjustment for sale of asset	67,500	-
Current Intangible Assets	$636,469	$835,320

Note 9. Cost Basis Investments The Company has invested $4,253,105 through October 31, 2018. A breakdown of these investments includes:

Cost Basis Investments
	As of	As of
	October 31, 2018	April 30, 2018
Stony Hill Corp	$700,000	$700,000
Omni Health, Inc	152,023	152,023
CBJ Distributing Option	-	50,000
New York Hemp Pilot Program	-	50,000
California City Cannabis Licenses	225,585	15,585
CBJ Disitributing	2,966,029	-
Agri-Contractors, LLC	160,008	-
Redfern BioSystems, Inc.	9,948	-
Total acquisition cost	$4,213,593	$967,608

Note 10. Business Segments:

The Company operates primarily in four segments; i) cultivation, manufacturing, and distribution, ii) retail sales, iii) technology, and iv) agriculture, and vi) corporate. This summary reflects the Company's current segments, as described below.

Information concerning the revenues and operating income (loss) for the three and six months ended October 31, 2018 and 2017, and the identifiable assets for the segments in which the Company operates are shown in the following table:

Business Segments
For the three months ended October 31, 2018	Construction	Retail	Technology	Agriculture	Corporate	Total
Revenue	$ -	$ 501,716	$ 46,320	$ -	$ -	$ 548,036
Segment Income (Loss) from Operations	(111,153)	35,040	(109,597)	(55,867)	(154,169)	(395,746)
Total Assets	664,916	735,100	4,254,170	(173,445)	6,204,684	11,685,425
Capital Expenditures	-	(72,637)	312	(26,234)	(238,139)	(423,944)
Depreciation and Amortization	2,070	25,900	121,805	2,067	43,077	194,919
For the three months ended October 31, 2017	Construction	Retail	Technology	Agriculture	Corporate	Total
Revenue	$ 283,957	$ 496,872	$ 1,250,100	$ -	$ -	$ 2,030,929
Segment Income from Operations	(48,605)	29,952	965,960	-	(199,806)	747,501
Total Assets	796,578	378,835	4,289,882	-	2,455,120	7,920,415
Capital Expenditures	-	-	23,166	-	-	23,166
Depreciation and Amortization	130	271	41,980	-	10,000	52,381
Business Segments
For the six months ended October 31, 2018	Construction	Retail	Technology	Agriculture	Corporate	Total
Revenue	$ 70,000	$ 1,062,390	$ 46,320	$ -	$ -	$ 1,178,710
Segment Income (Loss) from Operations	(231,595)	151,761	(254,452)	(199,716)	(309,630)	(843,632)
Total Assets	664,916	735,100	4,254,170	(173,445)	6,204,684	11,685,425
Capital Expenditures	-	72,637	277,966	(503,554)	(232,470)	(385,421)
Depreciation and Amortization	4,141	53,927	243,507	4,134	86,154	391,863
For the six months ended October 31, 2017	Construction	Retail	Technology	Agriculture	Corporate	Total
Revenue	$ 2,994,350	$ 965,510	$ 1,250,100	$ -	$ -	$ 5,209,960
Segment Income from Operations	191,429	101,908	839,036	-	(324,564)	807,809
Total Assets	796,578	378,835	4,289,882	-	2,455,120	7,920,415
Capital Expenditures	15,714	225	63,609	-	-	79,548
Depreciation and Amortization	259	542	83,960	-	20,090	104,851

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

The following tables reflect the non-GAAP Consolidated Statements of Operations for the three and six months ended October 31, 2018 and October 31, 2017, respectively.

The following table is a reconciliation of the EBITDA and Adjusted Net Income (non-GAAP measures) to the Net Income with the GAAP Consolidated Statements of Operation for the three months ended July 31, 2018 and July 31, 2017, respectively.

mCig, Inc.
and SUBSIDIARIES
Adjusted Consolidated Statements of Operations
(unaudited)
	For the three months Ending October 31,		For the six months Ending October 31,
	2018	2017	2018	2017

Sales	$ 548,036	$ 2,030,929	$ 1,178,710	$ 5,209,960
Total Cost of Sales	447,737	746,031	928,278	3,520,754
Gross Profit	100,299	1,284,898	250,432	1,689,206
Selling, general, and administrative	154,953	53,429	241,045	132,277
Professional Fees	121,212	27,414	220,598	44,144
Marketing & Advertising	(10,537)	4,753	29,451	18,667
Consultant Fees	164,330	350,049	443,976	532,117
Total Operating Expenses	429,958	435,645	935,070	727,205
Income (Loss) From Operations	(329,659)	849,253	(684,638)	962,001
Other Income (Expense)	-	-	-	-
Net Loss Before Non-Controlling Interest	(329,659)	849,253	(684,638)	962,001
Loss Attributable to Non-Controlling Interest	(105,787)	-	(238,290)	-
Net Income (Loss) Attributable to Controlling Interest	$ (223,872)	$ 849,253	$ (446,348)	$ 962,001
Basic and Diluted (Loss) Per Share:
Income(Loss) per share from Continuing Operations	$ (0.00)	$ 0.00	$ (0.00)	$ 0.00
Income(Loss) Per Share	$ (0.00)	$ 0.00	$ (0.00)	$ 0.00
Weighted Average Shares Outstanding - Basic and Diluted	502,437,639	391,366,587	462,457,256	391,366,587

Adjusted Net Income Reconciliation
	For the three months ended October 31,		For the six months ended October 31,
	2018	2017	2018	2017
CONSOLIDATED STATEMENT of OPERATIONS:
Net Income (Loss)	$ (395,746)	$ 747,501	$ (843,632)	807,809
Interest	17	-	17	-
Depreciation and Amortization	194,919	52,381	391,863	104,851
EBITDA	(200,810)	799,882	(451,752)	912,660

Stock Based Compensation	-	45,250	28,990	45,250
Gains not in ordinary course of business	(23,045)	-	(23,581)	-
Adjusted net income	$ (223,855)	$ 845,132	$ (446,343)	$ 957,910

Note 12. Acquisition

On May 1, 2018, the Company exercised its option to acquire CBJ Distributing, LLC.  The Company acquired all cash, inventory, prepaid expenses, inventory, fixed assets, and intellectual property for a total of $3,578,861.  The Company issued $3,388,078 in MCIG stock at the rate of $0.29 per share and paid $190,783 in cash a\through reduction of loans, option price, and accounts receivable owed by CBJ Distributing to the Company. As a condition to this acquisition, the Company entered into Employment Agreements with Charlie Fox and Alex Levitsky.

In accordance to rule, the following table reflects the determination of the purchase price of the CBJ Distributing, LLC business:

Acquisition of CBJ Distributing
Cash	$112,557
Accounts Receivable	158,064
Prepaid Expenses	3,840
Inventory	385,379
Fixed Assets	47,758
Total assets acquired	$707,598

Current Liabilities	$94,226
Total liabilities assumed	$94,226

Total Purchase Price
Stock issued as part of acquisition (11,293,593)	$3,388,078
Reduction of Loan Receivable	1,529
Reduction of Accounts Receivable	139,254
Conversion of stock option	50,000
Total Purchase Price	$3,578,861
Total assets acquired	(707,598)
Total liabilities assumed	94,226
Gains in assets	540
Investment into CBJ Distributing	$2,966,029

Note 13. Sale of Asset On September 15, 2018 the Company sold the domain name www.cbd.biz to Redfern BioSystems, Inc., for $90,000. The following chart represents that sale transaction.

Sale of CBD.BIZ
Notes receivable	100,000
Income for financing	(10,000)
Total sales price	$90,000
Domain name acquisition cost	82,500
Accumulated amortization	(11,458)
Total reductions from sales price	71,042
Gain on asset	$18,958

The Company entered into a secured convertible promissory note with Redfern.  The note is due on September 14, 2019.  Should Redfern default the Company may convert the secured promissory note into 40 million common shares of the Redfern representing approximately 75% of the business.  Should the Company not elect to convert in the event of nonpayment by Redfern, the Company may take possession of the domain www.cbd.biz and its business operations.

Note 14. Related Parties and Related Party Transactions

The Company entered a Line of Credit with Paul Rosenberg (see Subsequent Events) for up to $100,000 in funding on May 1, 2016.  Throughout the years we have increased the line of credit multiple times.  As of October 31, 2018, the Company owed Mr. Rosenberg $1,064,164.42.

On September 15, 2018 the Company determined to not pursue a merchant service system in which it had established Tuero Capital.  Subsequently the company allowed 59 investors to acquire 10.5 million common shares of Tuero Capital, which subsequently changes its name to Redfern BioSystems, Inc.  The company converted its investment of $9,949 into 1,902,375 shares of common stock of Redfern.  The Company maintains 15.3% current ownership in Redfern.  The two largest acquirers of stock in Redfern were Paul Rosenberg and Michael Hawkins, who acquired 5,000,000 shares each and currently control the business operations of Redfern.

Note 15. Stockholders’ Equity

Common Stock

As of October 31, 2018, the Company was authorized to issue 560,000,000 common shares at a par value of $0.0001.  As of October 31, 2018, the Company had issued and outstanding 516,974,596 common shares.

During the three months ended October 31, 2017 the Company issued 5,416,551 shares of common stock to Michael Hawkins through a warrant.  Payment was made by the reduction of outstanding accounts payable due to Michael Hawkins.  Paul Rosenberg converted 8,000,000 of his Series A Preferred stock in 80,000,000 shares of common stock.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock, of which it has designated 23,000,000 as Series A Preferred, at $0.0001 par value.   The Company has 3,350,000 issued and outstanding as of July 31, 2018.  Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock.

Note 16. Subsequent Events

On November 27, 2018 the Company issued 1,000,000 shares of Series A Preferred stock to APO Holdings, LLC in exchange for $200,000.

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

Results of Operations for the three months ended October 31, 2018

Our operating results for the three months ended October 31, 2018 and 2017 are summarized as follows:

	Three months ended October 31,
	2018	2017

Sales	$ 548,036	$ 2,030,929
Cost of Sales	568,896	746,031
Gross Profit (Loss)	(20,860)	1,284,898
Total Operating Expenses	503,718	537,397
Other Income	23,045	-
Net Income (Loss) from Continuing Operations	(501,533)	747,501

Revenue

Our revenue from operations for the three months ended October 31, 2018 was $548,036 compared to $2,030,929, a decrease of $1,482,893 from the three months ended October 31, 2017.  This decrease is a result of the construction segment, which has terminated its business operations with zero income this quarter from $283,957 for the three months ended October 31, 2017. In addition, we had a $1,203,780 decrease in revenue in media and technology.  Our retail sales increased to $501,716 for the three months ended October 31, 2018 from $496,872 for the three months ended October 31, 2017.

Cost of Goods Sold

Our cost of goods sold for the three months ended October 31, 2018 was $568,896 compared to $746,031 for the three months ended October 31, 2017. The decrease is primarily due to the decrease in construction projects.

Gross Profit

Our gross loss for the three months ended October 31, 2018 was $20,860 compared to a gross profit of $1,284,898 for the three months ended October 31, 2017. The gross loss of $20,860 for the three months ended October 31, 2018 represents approximately 103% as a percentage of total revenue. The gross profit of $1,284,898 for the three months ended October 31, 2017 represents approximately 63% as a percentage of total revenue. This decrease in the gross profit is primarily attributed to the inclusion of amortization of assets directly associated with sales.

Operating Expenses

Our operating expenses decreased by $33,679 to $503,718 for the three months ended October 31, 2018, from $537,397 for the three months ended October 31, 2017.

The decrease was primarily due to the increases in professional fees of $93,798, selling, general, and administrative fees of $101,524 and amortization and depreciation of $21,379 offset by decreases in stock based compensation of $45,250, marketing fees of $15,290, consulting fees of $185,719.

Our total operating expenses for the three months ended October 31, 2018 of $503,718 consisted of $154,953 of selling, general and administrative expenses, $121,212 of professional fees, consulting expense of $164,330, marketing fee of $10,537, and $73,760 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Income (Loss)

Our net loss of $501,533 for the three months ended October 31, 2018 from a net income of $747,501 for the three months ending October 31, 2017 represents a deficit of $1,249,034. The increase in net loss compared to the prior period net income is primarily a result of the gross profit decrease of $1,305,758, and a decrease in operating expenses of $33,679 with an increase in other income of $23,045.

Results of Operations for the six months ended October 31, 2018

Our operating results for the six months ended October 31, 2018 and 2017 are summarized as follows:

	Six months ended October 31,
	2018	2017

Sales	$ 1,178,710	$ 5,209,960
Cost of Sales	1,170,254	3,520,754
Gross Profit	8,456	1,689,206
Total Operating Expenses	1,113,947	881,398
Other Income	23,581	-
Net Income (Loss) from Continuing Operations	(1,081,910)	807,809

Revenue

Our revenue from operations for the six months ended October 31, 2018 was $1,178,710 compared to $5,209,960, a decrease of $4,031,250 from the six months ended October 31, 2017.  This decrease is a result of the construction segment, which has terminated its business operations with $70,000 income for the six months ended October 31, 2018 from $2,994,350 for the six months ended October 31, 2017. In addition, we had a $1,203,780 decrease in revenue in media and technology.  Our retail sales increased to $1,062,390 for the six months ended October 31, 2018 from $965,510 for the six months ended October 31, 2017.

Cost of Goods Sold

Our cost of goods sold for the six months ended October 31, 2018 was $1,170,254 compared to $3,520,754 for the six months ended October 31, 2017. The decrease is primarily due to the decrease in construction projects.

Gross Profit

Our gross profit for the six months ended October 31, 2018 was $8,456 compared to $1,689,206 for the six months ended October 31, 2017. The gross profit of $8,456 for the six months ended October 31, 2018 represents under 1% as a percentage of total revenue. The gross profit of $1,689,206 for the six months ended October 31, 2017 represents approximately 32% as a percentage of total revenue. This decrease in the gross profit is primarily attributed to the inclusion of amortization of assets directly associated with sales.

Operating Expenses

Our operating expenses increased by $232,549 to $1,113,947 for the six months ended October 31, 2018, from $881,398 for the six months ended October 31, 2017.

The increase was primarily due to the increases in professional fees of $176,454, selling, general, and administrative fees of $108,768 and amortization and depreciation of $45,035, marketing fees of $10,784 offset by decreases in stock based compensation of $16,260 and consulting fees of $88,141.

Our total operating expenses for the six months ended October 31, 2018 of $1,113,947 consisted of $241,045 of selling, general and administrative expenses, $220,598 of professional fees, consulting expense of $443,976, marketing fees of $29,451, and $149,887 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Income (Loss)

Our net loss of $1,081,910 for the six months ended October 31, 2018 from a net income of $807,808 for the six months ending October 31, 2017 represents a deficit of $1,889,718. The increase in net loss compared to the prior period net income is primarily a result of the gross profit decrease of $1,680,750, and an increase in operating expenses of $232,549 with an increase in other income of $23,581.

Liquidity and Capital Resources

Introduction

During the six months ended October 31, 2018 we utilized $128,360 in cash. Our cash on hand as of October 31, 2018 was $383,590.

Cash Requirements

We had cash available of 383,590 as of October 31, 2018.  Based on our revenues, cash on hand and current monthly burn rate, around break-even, we believe that our operations are sufficient to fund operations through April 2019.

Sources and Uses of Cash

Operations

We used $663,626 in cash by operating activities for the six months ended October 31, 2018, as compared to $1,507,665 for the six months ended October 31, 2017.

Net cash used by operations consisted primarily of the net loss of $1,081,910 offset by non-cash expenses of $420,854 consisting of $391,864 in depreciation and amortization of intangible assets and $28,990 in stock-based compensation. Additionally, changes in assets and liabilities consisted of increases of $24,698 in accounts receivable, accounts payable of $228,376, prepaid expenses of $73,917, and deferred revenue of $29,777, with decreases in reserve for uncollectable accounts of $35, other receivables of $102,857, and inventory of $256,434.

Investments

We used $542,053 in investing activities for the six months ended October 31, 2018 compared to using $79,549 for the six months ended October 31, 2017. Our investing activities consisted primarily of $629,482 in cost base investments, offset by $26,025 in the sale of property, plant, and equipment and $61,404 in the sale of intangible assets.

Financing

We had net cash provided in financing activities of $1,077,307 and $1,175,432 for the six months ended October 31, 2018 and 2017 respectively.  Our financing activities consisted of increases in net proceeds from the issuance of stock of $389,446, notes payable of $67,334, an and an increase of $620,527 of advances made by a related party.

Adjusted Results of Operations for the three months ended October 31, 2018

Our adjusted operating results for the three months ended October 31, 2018 and 2017 are summarized as follows:

	Three months ended October 31,
	2018	2017

Sales	$ 548,036	$ 2,030,929
Cost of Sales	447,737	746,031
Gross Profit (Loss)	100,299	1,284,898
Total Operating Expenses	429,958	435,645
Other Income	17	-
Net Income (Loss) from Continuing Operations	(329,642)	849,253

Adjusted Revenue

Our adjusted revenue from operations for the three months ended October 31, 2018 was $548,036 compared to $2,030,929, a decrease of $1,482,893 from the three months ended October 31, 2017.  This decrease is a result of the construction segment, which has terminated its business operations with zero income this quarter from $283,957 for the three months ended October 31, 2017. In addition, we had a $1,203,780 decrease in revenue in media and technology.  Our retail sales increased to $501,716 for the three months ended October 31, 2018 from $496,872 for the three months ended October 31, 2017.

Adjusted Cost of Goods Sold

Our adjusted cost of goods sold for the three months ended October 31, 2018 was $447,737 compared to $746,031 for the three months ended October 31, 2017. The decrease is primarily due to the decrease in construction projects.

Adjusted Gross Profit

Our adjusted gross profit for the three months ended October 31, 2018 was $100,299 compared to $1,284,898 for the three months ended October 31, 2017. The gross profit of $100,299 for the three months ended October 31, 2018 represents approximately 18% as a percentage of total revenue. The adjusted gross profit of $1,284,898 for the three months ended October 31, 2017 represents approximately 63% as a percentage of total revenue. This decrease in the gross profit is primarily attributed to the inclusion of amortization of assets directly associated with sales.

Adjusted Operating Expenses

Our adjusted operating expenses decreased by $5,687 to $429,958 for the three months ended October 31, 2018, from $435,645 for the three months ended October 31, 2017.

The decrease was primarily due to the increases in professional fees of $93,798, and selling, general, and administrative fees of $101,524 offset by decrease marketing fees of $15,290 and consulting fees of $185,719.

Our total adjusted operating expenses for the three months ended October 31, 2018 of $429,958 consisted of $154,953 of selling, general and administrative expenses, $121,212 of professional fees, consulting expense of $164,330, and a marketing credit of $10,537. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Adjusted Net Income (Loss)

Our adjusted net loss of $329,642 for the three months ended October 31, 2018 from a net income of $849,253 for the three months ending October 31, 2017 represents a deficit of $1,178,895. The increase in net loss compared to the prior period net income is primarily a result of the gross profit decrease of $1,184,599, and a decrease in operating expenses of $5,687 with an increase in other income of $17.

Adjusted Results of Operations for the six months ended October 31, 2018

Our adjusted operating results for the six months ended October 31, 2018 and 2017 are summarized as follows:

	Six months ended October 31,
	2018	2017

Sales	$ 1,178,710	$ 5,209,960
Cost of Sales	928,278	3,520,754
Gross Profit	250,432	1,689,206
Total Operating Expenses	935,070	731,296
Other Income	17	-
Net Income (Loss) from Continuing Operations	(684,621)	957,910

Adjusted Revenue

Our adjusted revenue from operations for the six months ended October 31, 2018 was $1,178,710 compared to $5,209,960, a decrease of $4,031,250 from the six months ended October 31, 2017.  This decrease is a result of the construction segment, which has terminated its business operations with $70,000 income for the six months ended October 31, 2018 from $2,994,350 for the six months ended October 31, 2017. In addition, we had a $1,203,780 decrease in revenue in media and technology.  Our retail sales increased to $1,062,390 for the six months ended October 31, 2018 from $965,510 for the six months ended October 31, 2017.

Adjusted Cost of Goods Sold

Our adjusted cost of goods sold for the six months ended October 31, 2018 was $928,278 compared to $3,520,754 for the six months ended October 31, 2017. The decrease is primarily due to the decrease in construction projects.

Adjusted Gross Profit

Our adjusted gross profit for the six months ended October 31, 2018 was $250,432 compared to $1,689,206 for the six months ended October 31, 2017. The gross profit of $250,432 for the six months ended October 31, 2018 represents 21% as a percentage of total revenue. The gross profit of $1,689,206 for the six months ended October 31, 2017 represents approximately 32% as a percentage of total revenue. This decrease in the gross profit is primarily attributed to the inclusion of amortization of assets directly associated with sales.

Adjusted Operating Expenses

Our adjusted operating expenses increased by $203,774 to $935,070 for the six months ended October 31, 2018, from $731,296 for the six months ended October 31, 2017.

The increase was primarily due to the increases in professional fees of $176,454, selling, general, and administrative fees of $108,768 and marketing fees of $10,784 offset by decrease in consulting fees of $88,141.

Our adjusted total operating expenses for the six months ended October 31, 2018 of $935,070 consisted of $241,045 of selling, general and administrative expenses, $220,598 of professional fees, consulting expense of $443,976, and marketing fees of $29,451. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Adjusted Net Income

Our adjusted net loss of $684,621 for the six months ended October 31, 2018 from a net income of $957,910 for the six months ending October 31, 2017 represents a deficit of $1,642,531. The increase in net loss compared to the prior period net income is primarily a result of the gross profit decrease of $1,438,774, and an increase in operating expenses of $203,774 with an increase in other income of $17.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three and six months ended October 31, 2018 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2018. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended October 31, 2017 the Company issued 5,416,551 under a warrant and 80,000,000 in conversion from Series A Preferred.

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

mCig, Inc.

Dated: January 16, 2019		/s/ Paul Rosenberg
	By:	Paul Rosenberg
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: January 16, 2019		/s/ Michael W. Hawkins
	By:	Michael W. Hawkins
	Its:	Chief Financial Officer (Principal Financial Officer)