Form 10-Q
period 2019-01-31
mCig, Inc.
filed 2019-04-09
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[√]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [√]
As of February 15, 2019, the Company had 516,974,596 shares of common stock, $0.0001 par value outstanding.
Transitional Small Business Disclosure Format Yes [ ] No [√]

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended January 31, 2019 are not necessarily indicative of the results that can be expected for the year ending April 30, 2019.

mCig, Inc.
and SUBSIDIARIES
Consolidated Balance Sheets
ASSETS
	January 31,	April 30,
	2019	2018
Current Assets
Cash and cash equivalents	$ 380,297	$ 511,950
Accounts receivable, net	425,719	2,159,267
Inventory	913,079	63,297
Work in Progress	471,891	64,245
Notes and other receivable	148,000	1,529
Prepaid expenses	20,189	90,141
Total current assets	2,359,175	2,890,429
Property, plant and equipment, net	2,839,219	3,138,019
Cost basis investment	4,263,594	967,608
Intangible assets, net	555,086	835,320
Total assets	$ 10,017,074	$ 7,831,376
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 578,355	$ 218,703
Due to shareholder	1,217,565	571,138
Other current liabilities	91,365	-
Reserve for uncollected accounts	-	586,560
Reserve for legal settlements	750,580	750,579
Deferred revenue	54,310	5,145
Total current liabilities	2,692,175	2,132,125
Total Liabilities	2,692,175	2,132,125
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;	435	1,185
	4,350,000 and 11,850,000 shares issued and outstanding, as
of January 31, 2019 and April 30, 2018, respectively.
Common stock, $0.0001 par value; 560,000,000 shares authorized;	51,698	41,561
516,974,596 and 415,610,809 shares issued and outstanding,
as of January 31, 2019, and April 30, 2018, respectively.
Treasury stock	(680,330)	(680,330)
Additional paid in capital	16,853,943	12,673,339
Accumulated deficit	(7,750,392)	(6,208,431)
Total stockholders' equity	8,475,354	5,827,324
Non-controlling interest	(1,150,455)	(128,073)
Total equity	7,324,899	5,699,251
Total liabilities and stockholders' equity	$ 10,017,074	$ 7,831,376

See accompanying notes to unaudited consolidated financial statements. 4

mCig, Inc.
and SUBSIDIARIES
Consolidated Statements of Operations

	(unaudited)		(unaudited)
	For the three months ended January 31,		For the nine months ended January 31,
	2019	2018	2019	2018
Sales	$ 763,084	$ 780,241	$ 1,941,478	$ 6,006,252
Construction costs	6,586	31,320	186,686	2,663,181
Merchandise	322,328	257,960	884,147	756,970
Commissions	33,881	18,893	83,356	56,307
Merchant fees, shipping, and other costs	26,241	44,658	163,032	397,394
Amortization and depreciation as a COG	121,159	115,495	363,135	199,455
Total Cost of Sales	510,195	468,326	1,680,356	4,073,307
Gross Profit	252,889	311,915	261,122	1,933,024
Selling, general, and administrative	144,830	84,033	383,041	241,786
Professional fees	73,578	65,043	259,956	106,056
Stock based compensation	-	233,500	28,990	278,750
Marketing & advertising	40,098	13,345	60,487	25,503
Research and development	-	513	-	4,634
Consultant fees	142,495	430,092	632,682	962,209
Bad Debts	1,250,000	-	1,250,000	-
Amortization and depreciation	69,176	10,581	219,063	31,472
Total operating expenses	1,720,177	837,107	2,834,219	1,650,410
Income (Loss) from operations	(1,467,288)	(525,192)	(2,573,097)	282,614
Other income (expense)	1,541	-	25,319	-
Net income from operations	(1,465,747)	(525,192)	(2,547,778)	282,614
Loss on discontinued operations	(16,568)	-	(16,568)	-
Net income(loss) before minority interest	(1,482,315)	(525,192)	(2,564,346)	282,614
Gain attributable to non-controlling interest	731,671	70,422	1,022,382	70,422
Net income (loss) attributable to controlling interest	$ (750,644)	$ (454,770)	$ (1,637,086)	$ 353,036
Basic and diluted (Loss) per share:
Income(Loss) per share from continuing operations	(0.0015)	(0.0012)	(0.0032)	0.0009
Income(Loss) per share	(0.0015)	(0.0012)	(0.0032)	0.0009
Weighted average shares outstanding - basic and diluted	480,262,805	392,843,133	493,439,072	392,843,133

See accompanying notes to unaudited consolidated financial statements. 5

mCig, Inc.
and SUBSIDIARIES
Statements of Cash Flows (unaudited)

	For the Nine Months Ended January 31,
	2019	2018
Cash flows from operating activities:
Net (Loss)	(2,564,358)	$ 282,614
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Depreciation and amortization	570,739	230,927
Common stock issued for services	28,990	278,750
Decrease (Increase) in:
Accounts receivable, net	(320,164)	(2,002,287)
Other receivable	(146,471)	-
Inventories	(1,342,837)	3,475
Prepaid expenses and other current assets	66,112	105,300
Accounts payable, accrued expenses and taxes payable	359,653	(783,176)
Deferred revenue	49,165	(504,023)
Reserve for uncollectable accounts	1,417,284	420,379
Total adjustment to reconcile net income to net cash	682,471	(2,250,655)
Net cash provided In operating activities	(1,881,887)	(1,968,041)
Cash flows from investing activities:
Increase (Decrease) in:
Cost basis investments	409,502	(50,000)
Acquisition of property, plant and equipment	(179,000)	(388,897)
Acquisition of intangible assets	79,912	(5,054)
Net cash received in investing activities	310,414	(443,951)
Cash Flows From Financing Activities:
Borrowing from related party, net	646,427	313,354
Notes Payable	91,365	-
Proceeds from Issuance of Stock, Net	702,028	1,143,927
Net Cash Provided By Financing Activities	1,439,820	1,457,281
Net Change in Cash	(131,653)	(954,711)
Cash at Beginning of Year	511,950	1,634,662
Cash at End of Period	$ 380,297	$ 679,951

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Non-cash Investing and Financing Activities:
OBITX proceeds from issuance of stock	$ -	$ 275,650
Stock issued for cannabis licenses in California	$ 292,500	-
Stock issued for purchase of CBJ Distributing	$ 3,043,537	$ -
Stock issued for land acquisition in California	$ 67,500	$ -
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

•         Grow Contractors Inc., (“GROW”)

•         mCig Internet Sales, Inc., (“MINT”)

•         NYAcres, Inc., (“NYAcres”)

•         OBITX, Inc., (FKA GigeTech, Inc.) (“GIGE”) – 53% ownership and 95% voting control

•         Tuero Asset Management, Inc. (“TAMI”)

•         Vapolution, Inc., (“VAPO”)

•         VitaCig, Inc., (“VITA”)

•         CBJ Distributing (“CBJ”) – 80% ownership

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

During this fiscal year, we operated approximately 15 different websites (which are not incorporated as part of this Form 10K report).  The corporate website is located at www.mciggroup.com.

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

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the wholly owned subsidiaries of AGRI, GROW, MINT, MCIGL, NYACRES, TAMI,  VAPO, and VITA.  We have also consolidated our subsidiaries in which we have controlling interest.   The subsidiaries in which we have a controlling interest include CAACRES, CALF, CBJ, and GIGE. Significant intercompany balances and transactions have been eliminated.

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

For the 3 months ended January 31, 2019, the Company had no significant customer that represented more than 5% of its sales.

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

10

We record segments as i) cultivation, manufacturing, and distribution (CMD), ii) retail sales, iii) media and technologies, iv) agriculture, and v) corporate.  We report our financial performance based on our segments described in Note 8 – Segment Information.

Business Segments
	Total Revenue			Percentage of Total Revenue
	Three months ended January 31,			The three months ended January 31,
	2019	2018	2017	2019	2018	2017
CMD	$ -	118,195	$ 1,090,982	0.0%	15.1%	80.1%
Retail Sales	754,114	586,140	271,707	98.8%	75.1%	19.9%
Media and Technologies	8,970	75,906	-	1.2%	9.7%	0.0%
Agriculture	-	-	-	0.0%	0.0%	0.0%
Corporate	-	-	-	0.0%	0.0%	0.0%
Total	$ 763,084	780,241	$ 1,362,689	100.0%	100.0%	100.0%

Business Segments
	Total Revenue			Percentage of Total Revenue
	Nine months ended January 31,			The nine months ended January 31,
	2019	2018	2017	2019	2018	2017
CMD	$ 70,000	3,112,545	$ 1,340,844	3.6%	51.8%	59.9%
Retail Sales	1,816,188	1,551,651	896,561	93.5%	25.8%	40.1%
Media and Technologies	55,290	1,342,056	-	2.9%	22.3%	0.0%
Agriculture	-	-	-	0.0%	0.0%	0.0%
Corporate	-	-	-	0.0%	0.0%	0.0%
Total	$ 1,941,478	6,006,252	$ 2,237,405	100.0%	100.0%	100.0%

Inventory

In accordance with ASU 2015-11 – Inventory (Topic 330) – Simplifying the Measurement of Inventory, the Company’s inventory consists of finished product, mCig products valued at the lower of cost or market valuation under the first-in, first-out method of costing.

As of January 31, 2019, the Company had no allowance for obsolescence.  The level of inventory maintained by the Company is insignificant and is typically ordered on an as needed basis, or just-in-time.

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

Accounts Receivable

The Company’s accounts receivable in its construction and retail segments. As the retail division is either paid through credit card processing and prepaid wholesale purchases, the Company projects insignificant amounts of outstanding accounts receivable for its retail division. The Company recognizes receipt of payment at the time the funds are deposited with the merchant services account of the Company. When the merchant services vendor determines to maintain a reserve for potential refunds and chargebacks, the Company reviews the reserve, to i) determine if the reserve is probably uncollectible, and ii) if a loss is probable, a reasonable estimate of the amount of the loss.  We then allocate a portion of the reserve for bad debt, in accordance with FASB ASC 450-20-25-2.  Once the vendor releases the funds, the bad debt reserve is appropriately reversed. The Company recognized $2,003,844 and $0 as an uncollectable reserve for the three months ending January 31, 2019 and January 31, 2018, respectively.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $2,003,844 and $0 in excess of federally insured limits at January 31, 2019 and 2018.

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months and nine months ended January 31, 2019 and 2018 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 4. Property, Plant and Equipment

The following is a detail of equipment at January 31, 2019 and April 30, 2018:

Property, Plant, and Equipment
	As of	As of
	January 31, 2019	April 30, 2018
Office furniture	$29,090	$29,090
Rollies machine	5,066	5,066
Computer equipment	1,544	1,544
420 Cloud	3,129,412	3,127,251
ATM Machines	-	299,970
Farm equipment	30,765	-
Warehouse equipment	57,622	-
Land	292,500	-
Total acquisition cost	$3,545,999	$3,462,921
Accumulated depreciation	706,780	324,902
Total property, plant, and equipment	$2,839,219	$3,138,019

Depreciation expense on property, plant and equipment was $381,876 and $199,725 for the nine months ended January 31, 2019 and 2018, respectively.

Note 5: Work in Progress

The Company reports its agriculture crop growth as work-in-progress until such time as the crop has been harvested and either sold or utilized by the Company.

Work in Progress Overview
	As of	As of
	January 31, 2019	April 30, 2018
	Agriculture
Product (seeds)	$60,000	$-
Labor	272,139	30,000
Materials and supplies	118,147	34,865
Site Development	21,605	-
Total work in progress	$471,891	$64,865

Note 6: Inventory

Inventory is primarily held in retail sales.  We maintain a small inventory of seeds in our agriculture segment.  In addition, we currently hold 62 ATM machines held for sale within the next 12 months.

Inventory
	As of	As of
	January 31, 2019	April 30, 2018
Retail Sales	$480,463	$38,714
Agriculture	24,450	23,963
Assets held for sale	408,166	-
Total inventory	$913,079	$62,677

Note 7:  Accounts Receivable

The Company’s accounts receivable is primarily from its direct customers.  From its direct customers, we have $559,145 in cultivation, manufacturing, and distribution in revenue; $1,250,000 from its tech and media segment, with the remaining amount from its retail sales not through credit card processing.

In addition to cash receipts, we utilize high risks credit card processing companies.  Vendors tasked with accepting all credit card payments for purchases from its customers, are typically held in escrow for potential chargebacks.  As traditional credit card processing is unavailable in the cannabis markets, we utilize services that require greater holding periods and higher retention requirements.

While the Company expects these receivables to be fully collectible it has created an allowance for doubtful accounts for the period. As of January 31, 2019, we have $416,746 in accounts receivable from our retail customers, of which $27,462 is currently due from our high-risk merchant services provider.

The Company maintains subscription receivables of $42,500 for the exercise of warrants and options.  The funds were not received prior to the filing of this report and as such are not incorporated in the balance sheet statement.  A complete breakdown of the accounts receivable and subscriptions receivable is as follows:

Accounts Receivable

	As of	As of
	January 31, 2018	April 30, 2018
A/R from credit card reserve	$27,462	$28,431
A/R from direct customers	2,402,101	2,061,352
Subscription receivables	42,500	186,784
Allowance for bad debt	(2,003,844)	-
Subscription receivable not received by time of filing	(42,500)	(117,300)
Total Accounts Receivable	$425,719	$2,159,267

We have created a reserve for uncollectable accounts in the amount of $2,003,844.

Note 8. Intangible Assets:

Prior fiscal years we tracked finite lived Intangible Assets and infinite lived Intangible Assets.  Effective May 1, 2018 we have elected to track all intangible assets as finite lived Intangible Assets and amortize according to a three years life cycle.  The following reflects our intangible assets:

Intangible Assets

	As of	As of
	January 31, 2019	April 30, 2018
Domains	$365,847	$363,348
Trademarks	455,860	455,637
Website	30,491	41,760
VitaCBD	200,000	200,000
Total acquisition cost	$1,052,198	$1,060,745
Less: Amortization	(423,572)	(225,649)
Adjustment for sale of asset	(73,540)	-
Current Intangible Assets	$555,086	$835,096

Note 9. Cost Basis Investments The Company has invested $4,263,594 through January 31, 2019. A breakdown of these investments include: 14

Cost Basis Investments
	As of	As of
	January 31, 2019	April 30, 2018
Stony Hill Corp	$700,000	$700,000
Omni Health, Inc	152,023	152,023
CBJ Distributing Option	-	50,000
New York Hemp Pilot Program	50,000	50,000
California City Cannabis Licenses	225,585	15,585
CBJ Distributing	2,966,029	-
Agri-Contractors, LLC	160,008	-
Redfern BioSystems, Inc.	9,949
Total acquisition cost	$4,263,594	$967,608

Note 10. Business Segments:

The Company operates primarily in five segments; i) cultivation, manufacturing, and distribution, ii) retail sales, iii) technology, iv) agriculture, and v) corporate. This summary reflects the Company's current segments, as described below.

Information concerning the revenues and operating income (loss) for the three and nine months ended January 31, 2019 and 2018, and the identifiable assets for the segments in which the Company operates are shown in the following table:

Business Segments
For the three months ended January 31, 2019	CMD	Retail	Technology	Agriculture	Corporate	Total
Revenue	$ -	$ 754,114	$ 8,970	$ -	$ -	$ 763,084
Segment Income (Loss) from Operations	(54,407)	208,617	(1,436,719)	(44,261)	(140,518)	(1,467,288)
Total Assets	641,294	978,299	4,113,713	(79,385)	4,363,153	10,017,074
Capital Expenditures	-	72,636	312	-	-	72,948
Depreciation and Amortization	2,070	21,316	121,805	2,067	43,077	190,335

For the three months ended January 31, 2018	CMD	Retail	Technology	Agriculture	Corporate	Total
Revenue	$ 118,195	$ 586,140	$ 75,906	$ -	$ -	$ 780,241
Segment Income from Operations	(10,593)	29,532	(78,462)	(28,876)	(366,166)	(454,565)
Total Assets	785,985	410,491	4,717,014	(28,886)	2,245,486	8,130,090
Capital Expenditures	15,714	225	5,689	55,408	(3,076,467)	(2,999,431)
Depreciation and Amortization	130	271	115,495	-	10,180	126,076

Business Segments
For the nine months ended January 31, 2019	CMD	Retail	Technology	Agriculture	Corporate	Total
Revenue	$ 70,000	$ 1,816,188	46,320	$ -	$ -	$ 1,941,478
Segment Income (Loss) from Operations	(286,002)	341,126	(1,929,462)	(243,902)	(454,857)	(2,564,346)
Total Assets	641,294	978,299	4,113,713	(79,385)	4,363,153	10,017,074
Capital Expenditures	-	72,636	277,966	(503,554)	(232,470)	(385,422)
Depreciation and Amortization	6,211	75,243	365,312	6,201	129,231	582,198

For the nine months ended January 31, 2018	CMD	Retail	Technology	Agriculture	Corporate	Total
Revenue	$ 3,112,545	$ 1,551,651	$ 1,342,056	$ -	$ -	$ 6,006,252
Segment Income from Operations	180,186	138,303	766,473	(28,876)	(694,752)	361,334
Total Assets	785,335	414,939	4,670,214	-	2,241,464	8,111,952
Capital Expenditures	15,714	225	256,089	55,408	(3,076,467)	(2,749,031)
Depreciation and Amortization	389	813	199,455	-	30,270	230,927

15

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

The following tables reflect the non-GAAP Consolidated Statements of Operations for the three and nine months ended January 31, 2019 and January 31, 2018, respectively.

The following table is a reconciliation of the EBITDA and Adjusted Net Income (non-GAAP measures) to the Net Income with the GAAP Consolidated Statements of Operation for the three and nine months ended January 31, 2019 and 2018, respectively.

mCig, Inc.
and SUBSIDIARIES
Adjusted Consolidated Statements of Operations
(unaudited)
	For the three months Ending January 31,		For the nine months Ending January 31,
	2019	2018	2019	2018

Sales	$ 763,084	$ 780,241	$ 1,941,478	$ 6,006,252
Total Cost of Sales	389,036	468,326	1,317,221	4,073,307
Gross Profit	374,048	311,915	624,257	1,932,945
Selling, general, and administrative	144,830	84,033	383,041	241,786
Professional Fees	27,635	65,043	114,984	106,056
Marketing & Advertising	40,098	13,345	60,487	25,503
Consultant Fees	142,495	430,092	632,682	962,209
Total Operating Expenses	355,058	592,513	1,191,194	1,335,554
Income (Loss) From Operations	18,990	(280,598)	(566,937)	597,391
Other Income (Expense)	-	-	17	-
Net Loss Before Non-Controlling Interest	18,990	(280,598)	(566,920)	597,391
Loss Attributable to Non-Controlling Interest	(6,282)	-	(121,300)	-
Net Income (Loss) Attributable to Controlling Interest	$ 25,272	$ (280,598)	$ (445,620)	$ 597,391
Basic and Diluted (Loss) Per Share:
Income(Loss) per share from Continuing Operations	$ 0.00	$ (0.00)	$ (0.00)	$ 0.00
Income(Loss) Per Share	$ 0.00	$ (0.00)	$ (0.00)	$ 0.00
Weighted Average Shares Outstanding - Basic and Diluted	480,262,805	392,843,133	493,439,072	392,843,133

See accompanying notes to unaudited consolidated financial statements. 16

Adjusted Net Income Reconciliation
	For the 3 months ended January 31,		For the nine months ended January 31,
	2019	2018	2019	2018
CONSOLIDATED STATEMENT of OPERATIONS:
Net Income (Loss)	$ (728,436)	$ (457,770)	$ (1,591,652)	$ 356,036
Interest	-	-	17	-
Depreciation and Amortization	190,335	126,076	582,198	230,923
EBITDA	$ (538,101)	$ (328,694)	$ (1,003,797)	$ 583,962

Stock Based Compensation	-	233,500	28,990	278,750
Gains not in ordinary course of business	562,731	-	413,527	-
Gains attributable to non-controlling interest	6,282		121,300
Adjusted net income	$ 25,272	$ (95,194)	$ (445,620)	$ 862,712

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

17

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

Note 14. Related Parties and Related Party Transactions

The Company entered a Line of Credit with Paul Rosenberg (see Subsequent Events) for up to $100,000 in funding on May 1, 2016.  Throughout the years we have increased the line of credit multiple times.  As of January 31, 2019, the Company owed Mr. Rosenberg $1,157,271.

Note 15. Stockholders’ Equity

Common Stock

As of January 31, 2019, the Company was authorized to issue 560,000,000 common shares at a par value of $0.0001.  As of January 31, 2019, the Company had issued and outstanding 516,974,596 common shares.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock, of which it has designated 23,000,000 as Series A Preferred, at $0.0001 par value.   The Company has 4,350,000 issued and outstanding as of January 31, 2019.  During the three months ended the Company issued 1,000,000 shares of Series A Preferred stock in exchange for $200,000.  Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock.

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
Team Development

Retail Sales

Our retail sales include all products through distribution and online.  We offer products for resale in the following categories:

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

Results of Operations for the three months ended January 31, 2019

Our operating results for the three months ended January 31, 2019 and 2018 are summarized as follows:

	Three months ended January 31,
	2019	2018

Sales	$ 763,084	$ 780,241
Cost of Sales	510,195	468,326
Gross Profit (Loss)	252,889	311,915
Total Operating Expenses	1,720,177	837,107
Other Income	1,541	-
Net Income (Loss) from Continuing Operations	(1,465,747)	(525,192)

Revenue

Our revenue from operations for the three months ended January 31, 2019 was $763,084 compared to $780,241, a decrease of $17,157 from the three months ended January 31, 2018.  This decrease is a result of a decrease in the construction segment of $118,195 and the technology segment of $66,936, with an increase in the retail segment of $167,974 for the three months ended January 31, 2018.

Cost of Goods Sold

Our cost of goods sold for the three months ended January 31, 2019 was $510,195 compared to $468,326 for the three months ended January 31, 2018. The increase is primarily due to the increase in amortization of assets used as a cost of good.

Gross Profit

Our gross income for the three months ended January 31, 2019 was $252,889 compared to a gross profit of $311,915 for the three months ended January 31, 2018. The gross profit of $252,889 for the three months ended January 31, 2019 represents approximately 33% as a percentage of total revenue. The gross profit of $311,915 for the three months ended January 31, 2018 represents approximately 40% as a percentage of total revenue. This decrease in the gross profit is primarily attributed to the inclusion of amortization of assets directly associated with sales.

Operating Expenses

Our operating expenses increased by $883,070 to $1,720,177 for the three months ended January 31, 2019, from $837,107 for the three months ended January 31, 2018.

The increase was primarily due to the increases in bad debt of $1,250,000, professional fees of $8,535, selling, general, and administrative fees of $60,797, marketing fees of $26,753 and amortization and depreciation of $58,595 offset by decreases in stock-based compensation of $233,500, research and development of $513, and consulting fees of $287,597.

Our total operating expenses for the three months ended January 31, 2019 of $1,720,177 consisted of $144,830 of selling, general and administrative expenses, $73,578 of professional fees, consulting expense of $142,495, marketing fee of $40,098, bad debt of $1,250,000 and $69,176 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Income (Loss)

Our net loss of $1,465,747 from operations for the three months ended January 31, 2019 from $525,192 for the three months ending January 31, 2018 represents a deficit of $940,555. The increase in net loss compared to the prior period is primarily a result of the gross profit decrease of $59,026, and a increase in operating expenses of $883,070 with an increase in other income of $1,541.

Results of Operations for the nine months ended January 31, 2019

Our operating results for the nine months ended January 31, 2019 and 2018 are summarized as follows:

	Nine months ended January 31,
	2019	2018

Sales	$ 1,914,478	$ 6,006,252
Cost of Sales	1,680,356	4,073,307
Gross Profit	261,122	1,933,024
Total Operating Expenses	2,834,219	1,650,410
Other Income	25,319	-
Net Income (Loss) from Continuing Operations	(2,547,778)	282,614

Revenue

Our revenue from operations for the nine months ended January 31, 2019 was $1,914,478 compared to $6,006,252, a decrease of $4,064,774 from the nine months ended January 31, 2018.  This decrease is a result of the construction segment, which has terminated its business operations with $70,000 income for the nine months ended January 31, 2019 from $3,112,545 for the nine months ended January 31, 2018. In addition, we had a $1,286,766 decrease in revenue in media and technology for the nine months ended January 31, 2019 to $55,290.  Our retail sales increased to $1,816,188 for the nine months ended January 31, 2019 from $1,551,651 for the nine months ended January 31, 2018.

Cost of Goods Sold

Our cost of goods sold for the nine months ended January 31, 2019 was $1,680,356 compared to $4,073,307 for the nine months ended January 31, 2018. The decrease is primarily due to the decrease in construction projects.

Gross Profit

Our gross profit for the nine months ended January 31, 2019 was $261,122 compared to $1,933,024 for the nine months ended January 31, 2018. The gross profit of $261,122 for the nine months ended January 31, 2019 represents 13% as a percentage of total revenue. The gross profit of $1,933,024 for the nine months ended January 31, 2018 represents approximately 32% as a percentage of total revenue. This decrease in the gross profit is primarily attributed to the inclusion of amortization of assets directly associated with sales and the reduction of construction projects.

Operating Expenses

Our operating expenses increased by $1,183,809 to $2,834,219 for the nine months ended January 31, 2019, from $1,650,410 for the nine months ended January 31, 2018.

The increase was primarily due to the increases in professional fees of $153,900, selling, general, and administrative fees of $141,255, marketing fees of $34,984, bad debt of $1,250,000 and amortization and depreciation of $187,591, offset by decreases in stock based compensation of $249,760 and consulting fees of $329,527.

Our total operating expenses for the nine months ended January 31, 2019 of $2,834,219 consisted of $383,041 of selling, general and administrative expenses, $259,956 of professional fees, consulting expense of $632,682, marketing fees of $60,487, bad debt of $1,250,000, and $363,135 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Income (Loss)

Our net loss of $2,547,778 for the nine months ended January 31, 2019 from a net income of $282,614 for the nine months ended January 31, 2018 represents a deficit of $2,830,392. The increase in net loss compared to the prior period net income is primarily a result of the gross profit decrease of $1,671,902, and an increase in operating expenses of $1,183,809 with an increase in other income of $25,319.

Liquidity and Capital Resources

Introduction

During the nine months ended January 31, 2019 we utilized $131,653 in cash. Our cash on hand as of January 31, 2019 was $380,297.

Cash Requirements

We had cash available of 380,297 as of January 31, 2019.  Based on our revenues, cash on hand and current monthly burn rate, we believe that our operations are sufficient to fund operations through April 2019.

Sources and Uses of Cash

Operations

We used $1,881,887 in cash by operating activities for the nine months ended January 31, 2019, as compared to $1,968,041 for the nine months ended January 31, 2018.

Net cash used by operations consisted primarily of the net loss of $2,564,358 offset by non-cash expenses of $599,729 consisting of $570,739 in depreciation and amortization of intangible assets and $28,990 in stock-based compensation. Additionally, changes in assets and liabilities consisted of increases of $320,164 in accounts receivable, accounts payable of $359,653, prepaid expenses of $66,112, deferred revenue of $49,165, and reserve for uncollectable accounts of $1,417,284, with offsets of other receivables of $146,471, and inventory of $1,342,837.

Investments

We received $310,414 in investing activities for the nine months ended January 31, 2019 compared to using $443,951 for the nine months ended January 31, 2017. Our investing activities consisted primarily of investing in property, plant, and equipment of $179,000, offset by $409,502 in the sale of cost base investments and $79,912 in the sale of intangible assets.

Financing

We had net cash provided in financing activities of $1,439,820 and $1,457,281 for the nine months ended January 31, 2019 and 2018 respectively.  Our financing activities consisted of increases in net proceeds from the issuance of stock of $702,028, an increase of $646,427 of advances made by a related party, and an increase is notes payable of $91,365.

Adjusted Results of Operations for the three months ended January 31, 2019

Our adjusted operating results for the three months ended January 31, 2019 and 2018 are summarized as follows:

	Three months ended January 31,
	2019	2018

Sales	$ 763,084	$ 780,241
Cost of Sales	389,036	468,326
Gross Profit (Loss)	374,048	84,033
Total Operating Expenses	355,058	592,513
Net Income (Loss) from Continuing Operations	25,272	(280,598)

Adjusted Revenue

Our adjusted revenue from operations for the three months ended January 31, 2019 was $763,084 compared to $780,241, a decrease of $17,157 from the three months ended January 31, 2018.  This decrease is a result of a decrease in the construction segment of $118,195 and the technology segment of $66,936, with an increase in the retail segment of $167,974 for the three months ended January 31, 2018.

Adjusted Cost of Goods Sold

Our adjusted cost of goods sold for the three months ended January 31, 2019 was $389,036 compared to $468,326 for the three months ended January 31, 2018. The decrease is primarily due to the increase in retail sales.

Adjusted Gross Profit

Our adjusted gross income for the three months ended January 31, 2019 was $374,048 compared to a gross profit of $311,915 for the three months ended January 31, 2018. The adjusted gross profit of $374,048 for the three months ended January 31, 2019 represents approximately 49% as a percentage of total revenue. The gross profit of $311,915 for the three months ended January 31, 2018 represents approximately 40% as a percentage of total revenue. This increase in the adjusted gross profit is primarily attributed to the increase in retail sales which demonstrates a higher percentage of profitability.

Adjusted Operating Expenses

Our adjusted operating expenses decreased by $237,455 to $355,058 for the three months ended January 31, 2019, from $592,513 for the three months ended January 31, 2018.

The decrease was primarily due to decreases in professional fees of $37,408, and consulting fees of $287,597 offset by the increases in selling, general, and administrative fees of $60,797, and marketing fees of $26,753.

Our total operating expenses for the three months ended January 31, 2019 of $355,058 consisted of $144,830 of selling, general and administrative expenses, $27,635 of professional fees, consulting expense of $142,495, and marketing fee of $40,098. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Adjusted Net Income (Loss)

Our adjusted net income of $25,272 from operations for the three months ended January 31, 2019 from an adjusted net loss of $280,598 for the three months ending January 31, 2018 represents an increase of $305,870. The increase compared to the prior period is primarily a result of the gross profit increase of $62,133, and a decrease in operating expenses of $237,455.

Adjusted Results of Operations for the nine months ended January 31, 2019

Our adjusted operating results for the nine months ended January 31, 2019 and 2018 are summarized as follows:

	Nine months ended January 31,
	2019	2018

Sales	$ 1,941,478	$ 6,006,252
Cost of Sales	1,317,221	4,073,307
Gross Profit	624,257	1,932,945
Total Operating Expenses	1,191,194	731,296
Other Income	17	-
Net Income (Loss) from Continuing Operations	(566,920)	1,201,649

Adjusted Revenue

Our adjusted revenue from operations for the nine months ended January 31, 2019 was $1,914,478 compared to $6,006,252, a decrease of $4,064,774 from the nine months ended January 31, 2018.  This decrease is a result of the construction segment, which has terminated its business operations with $70,000 income for the nine months ended January 31, 2019 from $3,112,545 for the nine months ended January 31, 2018. In addition, we had a $1,286,766 decrease in revenue in media and technology for the nine months ended January 31, 2019 to $55,290.  Our retail sales increased to $1,816,188 for the nine months ended January 31, 2019 from $1,551,651 for the nine months ended January 31, 2018.

Adjusted Cost of Goods Sold

Our adjusted cost of goods sold for the nine months ended January 31, 2019 was $1,317,221 compared to $4,073,307 for the nine months ended January 31, 2018. The decrease is primarily due to the decrease in construction projects.

Adjusted Gross Profit

Our adjusted gross profit for the nine months ended January 31, 2019 was $624,257 compared to $1,933,024 for the nine months ended January 31, 2018. The adjusted gross profit of $624,257 for the nine months ended January 31, 2019 represents 32% as a percentage of total revenue. The adjusted gross profit of $1,933,024 for the nine months ended January 31, 2018 represents approximately 32% as a percentage of total revenue. This decrease in the adjusted gross profit is primarily attributed to the inclusion of amortization of assets directly associated with sales and the reduction of construction projects.

Adjusted Operating Expenses

Our adjusted operating expenses increased by $459,898 to $1,191,194 for the nine months ended January 31, 2019, from $731,296 for the nine months ended January 31, 2018.

The increase was primarily due to the increases in professional fees of $8,928, selling, general, and administrative fees of $141,255, and marketing fees of $34,984, offset by decrease in consulting fees of $329,527.

Our total adjusted operating expenses for the nine months ended January 31, 2019 of $1,191,194 consisted of $383,041 of selling, general and administrative expenses, $114,984 of professional fees, consulting expense of $632,682, and marketing fees of $60,487. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Adjusted Net Income (Loss)

Our net loss of $566,920 for the nine months ended January 31, 2019 from a net income of $1,201,649 for the nine months ended January 31, 2018 represents a deficit of $1,768,569. The increase in net loss compared to the prior period net income is primarily a result of the gross profit decrease of $1,308,688, and an increase in operating expenses of $459,898 with an increase in other income of $17.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three and nine months ended January 31, 2019 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2019. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended January 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company subsidiary, Grow Contractors, Inc., along with the Company and its officers were sued by APEX Management, LLC and Apex Operations, LLC (the “Solaris” project) for the return of approximately $600,000 in cash paid for services they allege were never provided.  We have countersued for the payment of approximately $425,000 in services provided that have not yet been paid for.  In addition, we have sued both Michael Sassano and Ronald Sassano individually for their roles in the alleged actions.  Currently the case is in discovery.

The Company subsidiary, Grow Contractors, Inc., was sued for alleged faulty services provided in the state of Oregon.  Grow Contractors alleges it has outstanding, unpaid invoices and services were stopped for lack of payment.

On March 7, 2019, the Company’s wholly-owned subsidiary, NYAcres, Inc. filed suit in New York State Supreme Court, Columbia County, New York against FarmOn! Foundation, NYAcre’s Joint Venture partner, Tessa Edick its former CEO and certain FarmOn! Board Members, including Ms. Edick. Prior to filing the suit, the Company engaged an independent forensic accounting firm to audit the books and records of the Joint Venture. FarmOn! Foundation refused to participate in this forensic audit. The lawsuit was filed to recover funds believed to have been misappropriated by FarmOn! Foundation and others, for an accounting and for lost profits from the sale of the hemp harvest, currently held illegally by FarmOn! Foundation. The suit also seeks damages of $2,000,000 from FarmOn! Foundation and its Board Members for breach of their fiduciary responsibilities to NYAcres, Inc. and the Joint Venture.

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
* Furnished herewith. 31

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

mCig, Inc.

Dated: April 8, 2019		/s/ Paul Rosenberg
	By:	Paul Rosenberg
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: April 8, 2019		/s/ Michael W. Hawkins
	By:	Michael W. Hawkins
	Its:	Chief Financial Officer (Principal Financial Officer)