Form 10-K
period 2019-04-30
mCig, Inc.
filed 2019-11-19
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2019

Commission file number: 333-175941

MCIG, INC.

(Exact name of registrant as specified in its charter)

NEVADA	27-4439285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10752 Deerwood Park Blvd, Suite 100, Jacksonville, Florida	32256
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	570-778-6459
4720 Salisbury Road, Jacksonville, Florida
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

Yes   ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $33,210,069. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding  516,974,596

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended April 30, 2019).

TABLE OF CONTENTS
		Page
PART I
Item 1.	Business	5
Item 1.A.	Risk Factors	14
Item 1.B.	Unresolved Staff Comments	29
Item 2.	Properties	29
Item 3.	Legal Proceedings	29
Item 4.	Mine Safety Disclosures	30
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	30
Item 6.	Selected Financial Data	32
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	32
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 8.	Financial Statements and Supplementary Data	38
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	68
Item 9A.	Controls and Procedures	68
Item 9B.	Other Information	71
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	72
Item 11.	Executive Compensation	75
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	76
Item 13.	Certain Relationships and Related Transactions, and Director Independence	78
Item 14.	Principal Accounting Fees and Services	78
PART IV
Item 15.	Exhibits, Financial Statement Schedules	79
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

OTHER INFORMATION

Unless specifically set forth to the contrary, when used in this report, the terms “mCig, Inc.”, “mCig”, “we”, “our”, the “Company” and similar terms refer to mCig, Inc., a Nevada corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2018” refers to the year ended April 30, 2018, and “2019” refers to the year ended April 30, 2019.

PART I

Item 1.  BUSINESS

HISTORY AND BACKGROUND

We were incorporated in the State of Nevada on December 30, 2010 originally under the name Lifetech Industries, Inc. All agreements related to the Lifetech business were terminated and closed as of April 30, 2014. Effective August 2, 2013, the name was changed from "Lifetech Industries, Inc." to "mCig, Inc." The Company's common stock is traded under the symbol "MCIG." The Company is based in Jacksonville, Florida. MCIG acts as a holding company that operates 10 subsidiaries. In FY2017 we began tracking income through segments. In FY2019 the company tracks its services and products through four segments and corporate. We track our financial records by the following segments:

•	Cultivation, Manufacturing and Distribution ("CMD")
•	Retail Sales
•	Media and Technologies (NOTE: Final year due to spin-off of OBTIX, Inc. - any residual activity beginning May 1, 2019 shall be consolidated with Corporate)
•	Agriculture (Cultivation)
•	Corporate

GENERAL

Originally, we were formed to open and operate a full-service day spa in Montrose, California. In October 2013 we repositioned ourselves as a technology company focused on two long-term secular trends sweeping the globe: (1) The decriminalization and legalization of marijuana for medicinal or recreational purposes; and, (2) the adoption of electronic vaporizing cigarettes (commonly known as "eCigs").

The Company initially earned revenue through wholesale and retail sales of electronic cigarettes, vaporizers, and accessories in the United States. It offered electronic cigarettes and related products through its online store at www.mcig.org, as well as through the company's wholesale, distributor, and retail programs. We expanded operations to include the VitaCig brand in 2014.

In FY2015 we began offering hemp-based cannabinoid ("CBD") products through various websites.

In 2016 the Company expanded its products and services to include construction.

In 2017 we added consulting services in the cannabis industry. In addition, we launched a social media platform, 420Cloud, in the cannabis markets.

In 2018 we added agriculture by entering into a relationship with FarmOn! Foundation, a not-for-profit New York based business, planting approximately 13-acres of hemp crops under a license obtained by FarmOn! Foundation in New York state. FarmOn! Foundation has unilaterally attempted to terminate the agreement, has failed to compensate MCIG for the crop, and has failed to reimburse MCIG the funds paid for production of the hemp. MCIG has initiated legal action to protect its shareholders rights and to ensure MCIG is properly compensated for the endeavor (see legal proceeding).

In addition, we acquired approximately two acres of land in California City, California and obtained three cannabis licenses (cultivating, manufacturing, and distribution of cannabis products in California). In addition, the Company continues to look at strategic acquisitions in product and service developments for future growth. On June 30, 2018 we acquired 80% of CBJ Distributing, a cannabis supply company in Nevada.

During this fiscal year, we operated multiple websites (which are not incorporated as part of this Form 10K report). The Company's primary website is www.mciggroup.com.

INDUSTRY OVERVIEW

Cannabis Industry

In the United States, the use and possession of cannabis is illegal under federal law for any purpose, by way of the Controlled Substances Act of 1970. Under the CSA, cannabis is classified as a Schedule I substance, determined to have a high potential for abuse and no accepted medical use – thereby prohibiting even medical use of the drug. At the state level, however, policies regarding the medical and recreational use of cannabis vary greatly, and in many states conflict significantly with federal law.

The medical use of cannabis is legalized (with a doctor's recommendation) in 33 states, four out of five permanently inhabited U.S. territories, and the District of Columbia. Fourteen other states have laws that limit THC content, for the purpose of allowing access to products that are rich in cannabidiol (CBD), a non-psychoactive component of cannabis. Although cannabis remains a Schedule I drug, the Rohrabacher–Farr amendment prohibits federal prosecution of individuals complying with state medical cannabis laws.

The recreational use of cannabis is legalized in 11 states (Alaska, California, Colorado, Illinois, Maine, Massachusetts, Michigan, Nevada, Oregon, Vermont, and Washington) the District of Columbia, the Northern Mariana Islands, and Guam. Another 15 states and the U.S. Virgin Islands have decriminalized. Commercial distribution of cannabis is allowed in all jurisdictions where cannabis has been legalized, except Vermont and the District of Columbia. Prior to January 2018, the Cole Memorandum provided some protection against the enforcement of federal law in states that have legalized, but it was rescinded by former Attorney General Jeff Sessions.

Although the use of cannabis remains federally illegal, some of its derivative compounds have been approved by the Food and Drug Administration for prescription use. Cannabinoid drugs which have received FDA approval are Marinol (THC), Syndros (THC), Cesamet (nabilone), and Epidiolex (cannabidiol). For non-prescription use, cannabidiol derived from industrial hemp is legal at the federal level but legality (and enforcement) varies by state.

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

E-Cig Industry

The e-cigarette market was valued at $11.5 billion in 2018 and is anticipated to register a CAGR of 21.6% during 2019-2024. Rising awareness pertaining to harmful effects of smoking is one of the major drivers observed in the market. Moreover, changing consumer preferences, increasing number of vape shops and designated stores, as well as new product innovations are propelling the growth of the e-cigarette market.

Based on product, the e-cigarette market is categorized into cig-a-like, vaporizer, T-Vapor and vape mod; of which, vaporizer category accounted for the highest share in 2018, owing to its moderate cost, dense aerosol production, and flexibility where it can be used with different type of flavors. Development in vaping technology and increased flavor offerings are further expected to attract more users to the existing customer base. Furthermore, e-cigarette manufacturers have been promoting their offerings as an economical alternative to the traditional tobacco cigarettes, which might attract more users.

On the basis of distribution channel, e-cigarette market has been categorized into tobacconist, hypermarket/supermarket, vape shops, online, and others. Among these, tobacconist category has led the distribution channel, closely followed by vape shops. However, market for online channels is expected to witness the highest CAGR during the forecast period, owing to the increasing adoption of e-commerce; where manufacturers are either selling their product through online partner channels like Amazon, Alibaba, Craigslist or through their own online portals.

On the basis of region, Europe has been observed as the largest e-cigarette market, globally. Majority of the revenues can be attributed to the U.K., France, and Russian markets. The level of e-cigarette usage is increasing across the region, where according to European Union (EU), one in seven traditional cigarette smokers classify themselves as current e-cigarette smokers.

In the United States, in 2016, the Food and Drug Administration ("FDA") finalized a rule extending the regulatory authority to cover all tobacco products, including vaporizers, vape pens, hookah pens, electronic cigarettes (E-Cigarettes), e-pipes, and all other Electronic Nicotine Delivery Systems ("ENDS"). FDA now regulates the manufacture, import, packaging, labeling, advertising, promotion, sale, and distribution of ENDS. This includes components and parts of ENDS but excludes accessories.

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

Cannabidiol (CBD) Industry

Since 1992, when the Endocannabinoid System (ECS) was discovered, many different studies have been conducted on the role it plays in our health and disease management. Since we all possess an ECS, it makes logical sense that we would all benefit in some way with the inclusion of CBD and other cannabinoids in our daily lives.

 This research coupled with the spreading legalization of recreational and medical cannabis is why CBD has become mainstream. The increasing worldwide access to CBD products is dispelling many of the myths around it. People who are new to cannabis are recognizing its benefits. The continued growth of the cannabis industry will rely on educating people who are unfamiliar or wary about the plant.

Additionally, the 2018 Farm Bill legalized hemp farming, removing this plant rich in CBD from the Controlled Substance Act and restoring it to its traditional place as an agricultural commodity. This bill will allow states to regulate hemp farming and move forward the industrialization of the hemp plant. As this scale up hemp-based CBD products will become ever more common. The hemp-CBD market is projected to grow from just under $600 million in 2018 to $22 billion by 2022.

Hemp Industry

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

DESCRIPTION OF SEGMENTS

Our segment gross revenue and contributions to consolidated gross revenue for each of the last three fiscal years were as follows:

Business Segments
	Total Revenue			Percentage of Total Revenue
	Year ended April 30,			The year ended April 30,
	2019	2018	2017	2019	2018	2017
CMD	$ 70,000	3,673,218	$ 2,327,144	3.0%	51.9%	48.7%
Retail Sales	2,190,223	2,041,616	2,449,928	94.6%	28.8%	51.3%
Media and Technologies	55,290	1,363,846	-	2.4%	19.3%	0.0%
Agriculture	-	-	-	0.0%	0.0%	0.0%
Corporate	-	-	-	0.0%	0.0%	0.0%
Total	$ 2,315,513	7,078,680	$ 4,777,072	100.0%	100.0%	100.0%

7

CMD Segment

Description

The CMD Segment consists of construction projects. We seek additional contracts in management services for cultivators, manufacturers, and distributors.

We build and operate commercial indoor buildings, greenhouses and modular buildings. The company acts as a design/build firm taking the customer from concept to full turnkey occupancy, typically utilizing modular technology, greenhouses and structural insulated panels.  The Company has multiple experienced project managers who can take single buildings or ground-up entire projects from infancy to occupancy for those customers who desire to have a comprehensive building solution.

Competitive Strengths

The Company has competitive strength in that it maintains the ability to take projects from concept to occupancy, to provide architectural and engineering designs for the construction of commercial buildings.  This one stop full-service line of comprehensive building solutions differentiates the Company within the marketplace.

Market

The Company completed projects in Nevada and Oregon but has subsequently left these markets.  With the focus primarily on the consulting and management of cannabis facilities, we currently only provide construction services to those clients who wish to engage us in managing the facility upon completion.  With the Company’s recent issues with Nevada and Oregon projects in which we did not have firm control of the process, we have been relatively unsuccessful and upon final settlement of this projects may not record any profits and may sustain massive losses. We have in excess of $1.1 million in potential bad debt from these construction projects.

We began construction in April 2016.  Our construction arm has been idle since the departure of key personnel that led to multiple lawsuits currently pending. The lawsuits were settled in August 2019.  We are currently pursuing an opportunity to obtain a construction license within the state of Nevada.

We continue to seek management opportunities from other cannabis companies in cultivation, manufacturing, and distribution.

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

Retail Sales Segment

Description

Our retail sales include all products through distribution and online.  We offer products for resale in the following categories:

•         E-Cig

•         CBD products

•         Supplies for cannabis distributors, growers, and dispensaries

•         Vaporizers

Our Products

E-Cig Products

Our e-Cig products are sold under the brand VitaCig. VitaCig® is an innovative tobacco-free, nicotine-free vitamin and essential oil inhalation, aromatherapy device. Instead of containing harmful substances, VitaCig® delivers vapor that is rich in taste, vitamins, natural aroma and natural plant constituents. VitaCig® embodies what you enjoy about smoking, but without the bad aftertaste, the tobacco smoke and the cigarette smell, and no harmful tar. Just natural ingredients and vapor! Our product is far ahead of conventional e-cigarettes and provides natural aroma, water vapor, plant constituents and valuable vitamins. We have 2 editions of the VitaCig product: Classic Edition and S Edition.

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

Phytonutrients and terpenes are compounds found in plants.  Take for instance the Boisterous Berry flavor.  It is a combination of Vitamin A, Vitamin B1, Vitamin C, Vitamin E, CoenzymeQ10, and B-Myrcene.  In order to add the Berry flavor to it, we add blueberry and black currant extracts so that the vapor has an enjoyable, all-natural flavor.  Each flavor has its own unique combination of vitamin supplements and flavored vapor to go along with its appropriate name.

S Edition

The S Edition is similar in the classic edition with the addition of natural ingredients that have been clinically tested to provide the known affect.  The Company has completed no studies which demonstrate the effects of its product, but relies on the clinical studies of the ingredients that create energy, reduce stress, suppress appetites, speeds up metabolism, skin health, and improves sleep

We have distribution in 23 countries worldwide.

CBD Products

We are enmeshed in the Industrial Hemp Industry, both domestically and International.  The CBD market grossed $202 million in 2015; however, the US CBD market alone is expected to reach $2.1 billion by 2020, of which it is estimated that $450 million of those sales will be in hemp-based sources.  We are researching innovative and lucrative projects, partnering with like-minded companies in the Industry, and maximizing our presence in the CBD product markets. We are focused primarily on supplying and developing products for retail brick and mortar shops and online sales, along with Bulk Supply of Raw Hemp Extracts.

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

The Market

We compete in a highly competitive market.  Our e-cigarette business competes with various marketing companies, as well as traditional tobacco companies. The United States is anticipated to continue to influence the global e-Cig market, which is poised to reach $20.17 billion in revenue by 2025 representing approximately 45% share of the total market.  The involvement of the major tobacco companies through multiple acquisitions and brand image and the current legislation in the U.S. is expected to restrict the number of participants in the e-Cig market. As the market moves from a highly fragmented market, to a big brand environment, we have focused on building brand awareness early through viral adoption and word of mouth with our first to market of vitamin infused e-Cigs.  In the future, we expect to employ additional marketing strategies while continuing to develop our supply chain and fulfillment capabilities.

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

We intend to strategically expand our advertising activities in 2019 and also increase our public relations campaigns to gain editorial coverage for our brands. Some of our competitors promote their brands through print media and through celebrity endorsements and have substantial resources to devote to such efforts. We believe that our and our competitors’ efforts have helped increase our sales, our product acceptance and general industry awareness.

Media and Technologies Segment

Description

In 2017 we acquired 420Cloud and began operations under GigeTech, which later was changed to OBITX.  We conducted a spin-off of MCIG’s ownership of OBITX and distributed 298,202 shares of its stock to MCIG shareholders.  MCIG continues to retain voting control of the business after the effective spinoff due to its ownership of the OBITX Series A Preferred stock.  For purposes of this report, the Company has determined that OBITX is a variable interest entity (VIE).  Should we decide to convert our 100,000 Series A Preferred shares into 5,000,000 OBITX common shares, we would no longer control the entity and OBITX would no longer be a VIE.  The Company currently has no plans to continue with this segment once OBITX is no longer a VIE.

OBITX provides advertising services in the cannabis and cryptocurrency markets.  In addition, OBITX provide software solutions, website development, and other social media services.

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

Agriculture

In 2018 we added agriculture by entering into a relationship with FarmOn! Foundation, a not-for-profit New York based business, planting approximately 13-acres of hemp crops under a license obtained by FarmOn! Foundation in New York state.  We harvested the 13-acres of industrial hemp under NYAcres, Inc. through a joint venture with FarmOn! Foundation in which approximately 28,000 hemp plants were harvested in November 2018.

Upon completion of the harvest. FarmOn! Foundation has unilaterally attempted to terminate the agreement, has failed to compensate MCIG for the crop, and has failed to reimburse MCIG the funds paid for production of the hemp.  MCIG has initiated legal action to protect its shareholders rights and to ensure MCIG is properly compensated for the endeavor (see legal proceeding).  Upon completion of this litigation, we will assess our position within the state of New York to determine if we will continue growing hemp in New York.

In addition, we acquired approximately 2 acres of land in California City, California where we have obtained three licenses in the cultivation, manufacturing, and distribution of cannabis through the CAL Foundation, (formerly NEWCO2, Inc., a California not-for-profit).  We have entered into a joint venture between CAL Foundation and CAAcres, Inc. for the development of the California City project in which we intend to cultivate and grow cannabis, as well as manufacture and distribute cannabis-based products.

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

mCig Limited

We incorporated in May 2017 to provide corporate oversight to MCIG, and its subsidiaries, operations within the European theatre. mCig Limited., was incorporated in the United Kingdom. mCig Limited, is a wholly owned subsidiary of the Company.  The company no longer conducts business and has been administratively dissolved.

Tuero Capital, Inc.

We incorporated in May 2017 to provide financial services to our clients.  Tuero Capital was formed to provide financial services and consulting to cannabis and cryptocurrency markets.  MCIG has elected to not pursue this operation, and subsequently sold the control of this company. The company now operates under RedFern BioSystems, Inc.  MCIG maintains a minority interest in the company.

Agri-Contractors, LLC

On November 18, 2016 we acquired, through a Purchase Agreement, Agri-Contractors, LLC.  We combined the operations of Agri-Contractors with Grow Contractors Corp and expanded the services to include consulting.  We merged the operations of Agri-Contractors, LLC with Grow Contractors in December 2016.  Agri-Contractors, LLC ceased operations as part of the transaction.

VitaCig, Inc.

On May 26, 2016 we incorporated VitaCig, Inc., (“VitaCig”) in the state of Florida.  VitaCig headquarters our global e-cig operations.  VitaCig, Inc., is a wholly owned subsidiary of the Company. VitaCig ceased operations under MCIG on April 30, 2019. On May 1, 2019 the assets of VitaCig was transferred to Paul Rosenberg as settlement of debt.

mCig Internet Sales, Inc.

On June 1, 2016, the Company incorporated mCig Internet Sales, Inc., (“mCig Internet”) in the state of Florida in order to operate our CBD business and to consolidate all wholesale and online retail sales from various websites.  mCig Internet is a wholly owned subsidiary of the Company.   mCig Internet Sales, Inc., ceased operations under MCIG on April 30, 2019.

Grow Contractors Inc

The Company incorporated Grow Contractors Inc., (“Grow Contractors”) on December 5, 2016.  On November 18, 2016, the Company purchased Agri-Contractors, LLC and assigned the Grow Contractors name and website to Grow Contractors Inc.  Grow Contractors is a wholly owned subsidiary of the Company.  Grow Contractors  has halted its operations.

Subsidiaries Incorporated

Omni Health, Inc., (FKA - VitaCig, Inc.)

Omni Health was incorporated by MCIG on January 22, 2014.  MCIG conducted a spin-off of OMHE on February 24, 2014.  On June 22, 2016 VitaCig acquired Malecon Pharmacy located in Haleigh, Florida. Subsequently VitaCig changed its name to Omni Health, Inc.

Omni Health, Inc., a Nevada Corporation, is a public company trading under OMHE.  As of April 30, 2019, the share price was $0.0006 per share.  The company currently owns 72,677,058 shares (7.4%) valued as $43,606.23.  As such, the Company has reduced its investment according and recorded a $108,416.47 loss on investment.

Tuero Asset Management, Inc.

We incorporated Tuero Asset Management, Inc., on September 1, 2017 in which to manage all our intellectual and intangible assets.

OBITX, Inc.

We incorporated GigETech, Inc., in the state of Delaware on April 3, 2017.  We then assigned our newly acquired social media platform software to GigETech.  We launched the social media platform on April 20, 2017. GigETech, Inc., subsequently changed its name to OBITX, Inc. Currently we have approximately 95% voting control and 47% ownership on a fully diluted basis of OBITX.

We conducted a spin-off of MCIG’s ownership of OBITX and distributed 298,202 shares of its stock to MCIG shareholders.  MCIG continues to retain voting control of the business after the effective spinoff due to its ownership of the OBITX Series A Preferred stock.

NYAcres, Inc.

NYAcres, Inc., (“NYAcres”) was incorporated on November 20, 2017 under the laws of the state of New York.  NYAcres was created to participate in a Joint Venture with FarmOn! Foundation.  The joint venture is an agriculture venture for the planting and growing of industrial hemp.  Pending legal outcome, we will evaluate operations of NYAcres to determine if we continue to operate this subsidiary.

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

Marketing and Sales Strategy

mCig and its subsidiaries evaluate the constant change of the cannabis and e-Cig business. As such, our marketing and sales strategy is subject to change quickly and often. When we evaluate a new product or service, we place considerable analysis on immediate return on investment (during initial 12-month period of launch) as the future long-term opportunities are uncertain and highly speculative.  In instances where a client has demonstrated an ability to continue to control a market share the Company may consider long term sales as well.

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

EMPLOYEES AND CONSULTANTS

As of April 30, 2019, the Company has a total of 10 full-time/part-time employees and consultants throughout the various subsidiaries. The Company has 5 executive and office managers, 1 technical assistance employees that provide computer software and hardware installation, repairs, and maintenance, 3 sales representatives and 1 administrative/shipping clerk. None of our employees are covered by a collective bargaining agreement, and management believes its relationship with our employees is good.

The Company utilizes a considerable number of consultants to provide periodic work requirements. When workflow demands a fulltime or justifiable part-time employee the Company hires the appropriate person to fulfill the job requirements.

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

Item 1. A. RISK FACTORS

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

As of April 30, 2019, we had an accumulated deficit of $9,265,671. Our accumulated deficit is primarily due to, among other reasons, the establishment of our business infrastructure and operations, stock-based compensation expenses and increases in our marketing expenditures to grow sales. For the year ended April 30, 2019, we had net loss of $3,057,240 compared to a net loss of $1,076,930 for the year ended April 30, 2018. We cannot assure you that we will generate operating profits now or in the immediate future, or be able to on, a sustainable basis, continue to expand our infrastructure, further develop our marketing efforts and otherwise implement our growth initiatives.

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

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

∙     the popularity, usefulness, ease of use, performance, and reliability of our products compared to our competitors' products;

∙     the size and composition of our user base;

∙     the engagement of our users with our products and competing products;

∙     the timing and market acceptance of products, including developments and enhancements to our or our competitors' products;

∙     our ability to distribute our products to new and existing users;

∙     our ability to monetize our products;

∙     the frequency, size, format, quality, and relative prominence of the ads displayed by us or our competitors;

∙     customer service and support efforts;

∙     marketing and selling efforts, including our ability to measure the effectiveness of our ads and to provide marketers with a   compelling return on their investments;

∙     our ability to establish and maintain developers' interest in building mobile and web applications that integrate with Facebook and our other products;

∙     our ability to establish and maintain publisher interest in integrating their content with Facebook and our other products;

∙     changes mandated by legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which   may have a disproportionate effect on us;

∙     acquisitions or consolidation within our industry, which may result in more formidable competitors;

∙     our ability to attract, retain, and motivate talented employees, particularly software engineers, designers, and product managers;

∙     our ability to cost-effectively manage and grow our operations; and

∙     our reputation and brand strength relative to those of our competitors.

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

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact our evaluation of historical data. We review our reserves at least quarterly to ensure that our accruals are adequate in meeting expected future warranty obligations, and we will adjust our estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that we record may be material. Because of the nature of our products, customers are made aware that as soon as a mCig is packed with marijuana, they automatically void their warranty, primarily because it is against federal laws to mail a product that has been in proximity of marijuana. As a result, the products that can be returned as a warranty replacement is extremely limited. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report as of Fiscal Year End April 30, 2019. Based on these actual expenses, the warranty reserve, as estimated by management as of April 30, 2019 was at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

It is likely that as we start selling higher priced products, that are not affected by federal shipping laws and/or are not single use items, we will acquire additional information on the projected costs to service work under warranty and may need to make additional adjustments. Further, a small change in our warranty estimates may result in a material charge to our reported financial results.

Product exchanges and product returns

The total for product exchanges and product returns as of April 30, 2019 was immaterial. As a result, all product exchanges and product returns were recorded as a reduction to revenues.

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

∙	political, social, or economic instability;
∙

risks related to legal, regulatory, and other government scrutiny applicable to U.S. companies with sales and operations in foreign jurisdictions, including with respect to privacy, tax, law enforcement, content, trade compliance, intellectual property, and terrestrial infrastructure matters;

∙	potential damage to our brand and reputation due to compliance with local laws, including potential censorship or requirements to provide user information to local authorities;
∙	fluctuations in currency exchange rates and compliance with currency controls;
∙

foreign exchange controls and tax regulations that might prevent us from repatriating cash earned in countries outside the United States or otherwise limit our ability to move cash freely, and impede our ability to invest such cash efficiently;

∙	higher levels of credit risk and payment fraud;
∙	enhanced difficulties of integrating any foreign acquisitions;
∙	burdens of complying with a variety of foreign laws;
∙	reduced protection for intellectual property rights in some countries;
∙	difficulties in staffing, managing, and overseeing global operations and the increased travel, infrastructure, and legal compliance costs associated with multiple international locations;
∙	compliance with the U.S. Foreign Corrupt Practices Act, and similar laws in other jurisdictions; and
∙	compliance with statutory equity requirements and management of tax consequences.

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

The size of our user base and our users' level of engagement are critical to our success. Our financial performance will be significantly determined by our success in adding, retaining, and engaging active users of our products. We anticipate that our active user growth rate will continue to grow over time as the size of our active user base increases, and as we achieve higher market penetration rates. If people do not perceive our products to be useful, reliable, and trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency and duration of their engagement. A number of other social networking companies that achieved early popularity have since seen their active user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our active user base or engagement levels. Our user engagement can be difficult to measure, particularly as we introduce new and different products and services. Any number of factors could potentially negatively affect user retention, growth, and engagement, including if:

∙     users increasingly engage with other competitive products or services;

∙     we fail to introduce new products or services that users find engaging or if we introduce new products or services that are not favorably received;

∙     users feel that their experience is diminished as a result of the decisions we make with respect to the frequency, prominence,  format, size, and quality of ads that we display;

∙     users have difficulty installing, updating, or otherwise accessing our products on mobile devices as a result of actions by us or   third parties that we rely on to distribute our products and deliver our services;

∙     user behavior on any of our products changes, including decreases in the quality and frequency of content shared on our           products and services;

∙     we are unable to continue to develop products for mobile devices that users find engaging, that work with a variety of mobile     operating systems and networks, and that achieve a high level of market acceptance;

∙     there are decreases in user sentiment about the quality or usefulness of our products or concerns related to privacy and sharing, safety, security, or other factors;

∙     we are unable to manage and prioritize information to ensure users are presented with content that is appropriate, interesting,    useful, and relevant to them;

∙     we are unable to obtain or attract engaging third-party content;

∙     users adopt new technologies where our products may be displaced in favor of other products or services, or may not be    featured or otherwise available;

∙     there are adverse changes in our products that are mandated by legislation, regulatory authorities, or litigation, including        settlements or consent decrees;

∙     technical or other problems prevent us from delivering our products in a rapid and reliable manner or otherwise affect the         user experience, such as security breaches or failure to prevent or limit spam or similar content;

∙     we adopt terms, policies, or procedures related to areas such as sharing or user data that are perceived negatively by our           users or the general public;

∙     we elect to focus our user growth and engagement efforts more on longer-term initiatives, or if initiatives designed to                attract and retain users and engagement are unsuccessful or discontinued, whether as a result of actions by us, third parties, or otherwise;

∙     we fail to provide adequate customer service to users, marketers, developers, or other partners;

∙     we, developers whose products are integrated with our products, or other partners and companies in our industry are the     subject of adverse media reports or other negative publicity; or

∙     our current or future products, such as our development tools and application programming interfaces that enable developers to build, grow, and monetize mobile and web applications, reduce user activity on our products by making it easier for our users to interact and share on third-party mobile and web applications.

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

Our advertising revenue could also be adversely affected by a number of other factors, including:

∙	decreases in user engagement, including time spent on our products;
∙	our inability to continue to increase user access to and engagement with our mobile products;
∙

product changes or inventory management decisions we may make that change the size, format, frequency, or relative prominence of ads displayed on our products or of other unpaid content shared by marketers on our products;

∙	our inability to maintain or increase marketer demand, the pricing of our ads, or both;
∙	our inability to maintain or increase the quantity or quality of ads shown to users;
∙	changes to third-party policies that limit our ability to deliver or target advertising on mobile devices;
∙

the availability, accuracy, and utility of analytics and measurement solutions offered by us or third parties that demonstrate the value of our ads to marketers, or our ability to further improve such tools;

∙	loss of advertising market share to our competitors, including if prices for purchasing ads increase or if competitors offer lower priced or more integrated products;
∙	adverse legal developments relating to advertising, including legislative and regulatory developments and developments in litigation;
∙

decisions by marketers to reduce their advertising as a result of adverse media reports or other negative publicity involving us, our advertising metrics, content on our products, developers with mobile and web applications that are integrated with our products, or other companies in our industry;

∙	the effectiveness of our ad targeting or degree to which users opt out of certain types of ad targeting;
∙	the degree to which users cease or reduce the number of times they click on our ads;
∙	changes in the way advertising on mobile devices or on personal computers is measured or priced; and
∙	the impact of macroeconomic conditions, whether in the advertising industry in general, or among specific types of marketers or within particular geographies.

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

Item 1. B. UNRESOLVED STAFF COMMENTS

Not Applicable

Item 2. PROPERTIES

CORPORATE HEADQUARTERS

We currently lease our corporate office facilities at 10752 Deerwood Park Blvd, Suite 100, Jacksonville, Florida 32256. In addition to this facility.  Our lease expires on December 31, 2019.

In addition to corporate headquarters we maintain an office in Athens, Greece for international intellectual property rights for Europe, Middle East, and Africa, where applicable.  The facilities are co-located in the operations of our paid Consultants and all rent cost are incorporated in our payments to the Consultants.

RETAIL SALES

We currently lease 2,500 square feet of office and warehouse space in Las Vegas, Nevada through our subsidiary, CBJ Distributing.  This is our current distribution center for shipment of our Hemp based CBD products and electronic cigarettes.  The lease expires in 2022.

In addition to the distribution center, we maintain offices in Jacksonville and Melbourne, Florida for our retail segment.  The facilities are co-located in the operations of our paid Consultants and all rent cost are incorporated in our payments to the Consultants.

AGRICULTURE

The company has acquired land in California City, California in which to fulfill its licenses for cannabis distribution, extraction, and cultivation within the state of California.  The property is currently vacant land and has not yet been developed.  We intend to establish a cultivation section and manufacturing facility in the future.  This operation is conducted under CAAcres.

The company’s business location in Copake, New York in under dispute.  We entered into an arrangement with FarmOn! Foundation where we were given unfettered access and control of the property in Copake, New York where we planted 13 acres of hemp crop under our subsidiary, NYAcres.  FarmOn! Foundation has failed to abide by the terms of the agreement, no longer allows the company access to the site, and we believe currently holds the crop.  We intend to enforce our rights and have brought legal action against FarmOn! Foundation.  We may not be successful in this litigation.

Item 3. Legal Proceedings

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

The Company subsidiary, Grow Contractors, Inc., along with the Company and its officers was sued by APEX Management, LLC and Apex Operations, LLC (the “Solaris” project) for the return of approximately $600,000 in cash paid for services they allege were never provided.  We have countersued for the payment of approximately $425,000 in services provided that have not yet been paid for.  In addition, we have sued both Michael Sassano and Ronald Sassano individually for their roles in the alleged actions. The cases were settled in August 2019, which results have been reflected in this annual filing. The case files were sealed by the state and federal courts for the protection of all parties.

The Company subsidiary, Grow Contractors, Inc., was sued for alleged faulty services provided in the state of Oregon.  Grow Contractors alleges it has outstanding, unpaid invoices and services were stopped for lack of payment.  The case has been sent to arbitration which is expected to be conducted within the next calendar year.

The Company’s subsidiary, CBJ Distributing, has sued multiple customers in Las Vegas for the collection of unpaid invoices.  We have created a reserve for the collection should we not prevail, or the customer is unable to pay should we win.

The company subsidiary, NYAcres, has filed a lawsuit against FarmOn! Foundation, Tessa Edick (our former NYACres CEO), and multiple FarmOn! Foundation board members.  We are seeking enforcement of the agreement entered into by FarmOn! Foundation and Tessa Edick. The Company has invested approximately $900,000 into this venture and has harvested 28,000 hemp plants from approximately 13 acres of land.  A condition to the agreement was that FarmOn! Foundation would obtain permission for both NYAcres and FarmOn! Foundation to grow Hemp through the New York state requirement process.  FarmOn! Foundation obtain the license solely in their name.  We have made massive improvement to the land, acquired equipment, and had various hemp seeds in inventory when FarmOn! Foundation removed NYAcres from the site.  We believe FarmOn! Foundation has utilized our hemp seeds to plant its current crop in production. FarmOn! Foundation is seeking dismissal of the lawsuit.

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

Period	High	Low
May 1, 2017 through July 31, 2017	$0.285	$0.161
August 1, 2017 through October 31, 2017	$0.287	$0.130
November 1, 2017 through January 31, 2018	$0.427	$0.125
February 1, 2018 through April 30, 2018	$0.280	$0.175
May 1, 2018 through July 31, 2018	$0.338	$0.211
August 1, 2018 through October 31, 2018	$0.350	$0.220
November 1, 2018 through January 31, 2019	$0.255	$0.141
February 1, 2019 through April 30, 2019	$0.180	$0.067

The closing price of our common stock as reported on the OTCQB Marketplace was $0.033 on November 8, 2019.

HOLDERS

As of August 15, 2019, there were approximately 56 owners of record for our common stock. This does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There is no redemption or sinking fund provisions applicable to the common stock.

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

Options granted under the Plan are exercisable at the exercise price of grant and, subject to termination of employment, expire five years from the date of issue, are not transferable other than on death, and vest in monthly installments commencing at various times from the date of grant. A summary of the Company’s stock option plan as of April 30, 2019 is presented below:

Shares

Options outstanding at May 1, 2017	12,076,830
Granted in FY 2018	9,551,830
Forfeited in FY 2018	4,376,830
Exercised in FY 2018	3,450,000
Options outstanding at April 30, 2018	12,225,000
Options outstanding at May 1, 2018	12,225,000
Granted in FY 2019	-
Forfeited in FY 2019	-
Exercised in FY 2019	675,000
Options outstanding at April 30, 2019	11,550,000
Options exercisable at April 30, 2019	11,550,000

There are currently 24,576,830 unissued options under the 2016 Stock Option Plan.

RECENT SALES OF UNREGSTERED SECURITIES

In the year ended April 30, 2019, we issued an aggregate of 100,000 shares of common stock valued at approximately $28,890 for professional services to Jessica Gomez. In addition, the Company issued 5,416,551 common shares to Michael Hawkins through a reduction of accounts payable in the amount of $135,414 under his warrant agreement.  We issued 596,249 shares through a cashless exercise of the 2016 Stock Option Plan to multiple individuals.  We issued 12,450,987 shares of common stock in the acquisition of CBJ Distributing for a total value of $3,734,051.  We cancelled 4,050,000 shares of common stock originally issued under a subscription agreement through the 2016 Stock Option Plan.  The subscription agreement was unpaid, and the parties agreed to cancel the stock.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein.  Further, this MD&A should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in this Annual Report on Form 10-K for the years ended April 30, 2019 and 2018, as well as the “Business” and “Risk Factors” sections within this Annual Report on Form 10-K.  The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles.

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

During this period, we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. In the event no other such opportunities are available, and we cannot raise additional capital to sustain operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

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

OVERVIEW

We were incorporated in the State of Nevada on December 30, 2010 originally under the name Lifetech Industries, Inc. All agreements related to the Lifetech business were terminated and closed as of April 30, 2014.  Effective August 2, 2013, the name was changed from "Lifetech Industries, Inc." to "mCig, Inc."  The Company’s common stock is traded under the symbol “MCIG.”  The Company is based in Jacksonville, Florida. MCIG acts as a holding company that operates 10 subsidiaries.  In FY2017 we began tracking income through segments.  In FY2019 the company tracks its services and products through four segments and corporate. We track our financial records by the following segments:

•         Construction, Manufacturing and Distribution ("CMD")

•         Retail Sales

•         Media and Technologies (NOTE:  Final year due to spin-off of OBTIX, Inc. – any residual activity beginning May 1, 2019 shall be consolidated with Corporate)

•         Agriculture (Cultivation)

•         Corporate

Originally, we were formed to open and operate a full-service day spa in Montrose, California.  In October 2013 we repositioned ourselves as a technology company focused on two long-term secular trends sweeping the globe: (1) The decriminalization and legalization of marijuana for medicinal or recreational purposes; and, (2) the adoption of electronic vaporizing cigarettes (commonly known as “eCigs”).

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

In 2018 we added agriculture by entering into a relationship with FarmOn! Foundation, a not-for-profit New York based business, planting approximately 13-acres of hemp crops under a license obtained by FarmOn! Foundation in New York state.  FarmOn! Foundation has unilaterally attempted to terminate the agreement, has failed to compensate MCIG for the crop, and has failed to reimburse MCIG the funds paid for production of the hemp.  MCIG has initiated legal action to protect its shareholders rights and to ensure MCIG is properly compensated for the endeavor (see legal proceeding).

In addition, we acquired approximately two acres of land in California City, California and obtained three cannabis licenses (cultivating, manufacturing, and distribution of cannabis products in California).

In addition, the Company continues to look at strategic acquisitions in product and service developments for future growth.  On June 30, 2018 we acquired 80% of CBJ Distributing, a cannabis supply company in Nevada.

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

Our operating results for the years ended April 30, 2019 and 2018 are summarized as follows:

Operating Results
	For the year ended April 30,
	2019	2018
Revenue	$ 2,315,513	$ 7,078,680
Cost of goods sold	2,080,021	4,471,393
Gross profit	235,492	2,607,287
Expenses	3,493,271	3,812,290
Net (loss) from operations	(3,257,779)	(1,205,003)

Revenue

Our revenue from continuing operations for the year ended April 30, 20198 was $2,325,513 compared to $7,078,680, a decrease of $4,763,167 or approximately 67.3%, from the year ended April 30, 2018.  Revenues consists of $70,000 in CMD, $2,190,223 in retail sales, and $55,290 in technology and media sales.

Cost of Goods Sold

Our cost of goods sold for the year ended April 30, 2019 was $2,080,021 compared to $4,471,393 for the year ended April 30, 2018. The cost of goods consisted of $186,686 in construction cost, $1,169,235 in resale products, $59,215 in commissions, $484,294 in software amortization, and $180,591 in other fees that include merchant fees and shipping. The decrease in cost of goods is due primarily to reduction of construction projects.

Gross Profit

Our gross profit for the year ended April 30, 2019 was $235,492 compared to $2,607,287 for the year ended April 30, 2018. The gross profit of $235,492 for the year ended April 30, 2019 represents approximately 10.2% as a percentage of total revenue. The gross profit of $2,607,287 for the year ended April 30, 2018 represents approximately 38.4% as a percentage of total revenue. This decrease in the gross profit is primarily attributed to decrease in sales and the higher cost of goods and services.

Operating Expenses

Our operating expenses decreased by $319,019 to $3,493,271 for the year ended April 30, 2019, from $3,812,290 for the year ended April 30, 2018.

The decrease was primarily due to the increases in selling, general and administrative expenses of $216,158, bad debts of $800,468, and amortization and depreciation of $97,228, with decreases in stock based compensation of $317,950, in consulting fees of $595,052, in professional fees of $507,546, in marketing and advertising of $5,713, and research and development of $6,612.

Our total operating expenses for the year ended April 30, 2019 of $3,493,271 consisted of $28,990 of stock based compensation, $536,735 of selling, general and administrative expenses, $413,831 in professional fees, $777,913 in consulting fees, $73,091 in marketing and advertising, $1,372,725 in bad debts, and $289,986 of amortization and depreciation expenses.

Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, travel, rent, office supplies and other expenses.

Net Loss

Our net loss increased by $2,052,776 to a net loss of $3,257,779 for the year ended April 30, 2019 from a net loss of $1,205,003 for the year ending April 30, 2018. The increase in net loss compared to the prior year is a result of the decrease in gross profit of $2,371,795 with a decrease in operating expenses of $319,019.

Liquidity and Capital Resources

Introduction

During the year ended April 30, 20198, we utilized $230,119 decreasing our cash on hand as of April 30, 2019 to $281,832.

Cash Requirements

We had cash available of $281,132 as of April 30, 2019.  Based on our revenues, cash on hand and current monthly burn rate, the company has enough cash to sustain operations for 6 months.  Without the use of stock based compensation and/or the raising of capital, the company projects it does not have enough capital to sustain operations for a period of approximately the next 12 months.

Sources and Uses of Cash

Operations

We used $3,062,453 in continuing operating activities for the year ended April 30, 2019, as compared to $1,989,038 for the year ended April 30, 2018.

Investments

Cash increased by investing activities was $297,531 for the year ended April 30, 2019, as compared to cash used in investing activities of $463,837 for the year ended April 30, 2018.

In the year ended April 30, 2018, the company issued stock in non-cash investing activities of $3,043,537 in the acquisition of CBJ Distributing; $292,500 in the acquisition of cannabis license in the state of California, and $67,500 in land purchase in California City, California.

Financing

We had net cash provided by continuing financing activities of $2,534,803 for the year ended April 30, 2019, as compared to $1,330,163 for the year ended April 30, 2018. Our financing activities consisted of borrowings from a related party, notes receivable and notes payable and net proceeds from the issuance and acquisition of stock.

Our adjusted operating results for the years ended April 30, 2019 and 2018 are summarized as follows:

Adjusted Operating Results
	For the year ended April 30,
	2019	2018
Revenue	$ 2,315,513	$ 7,078,680
Cost of goods sold	1,595,727	4,150,440
Gross profit	719,786	2,928,240
Expenses	1,548,716	1,952,513
Net (loss) from operations	(828,930)	975,727

35

Adjusted Revenue

Our adjusted revenue from continuing operations for the year ended April 30, 20198 was $2,315,513 compared to $7,078,680, a decrease of $4,763,167 or approximately 67.3%, from the year ended April 30, 2018.  Revenues consists of $70,000 in CMD, $2,190,223 in retail sales, and $55,290 in technology and media sales.

Adjusted Cost of Goods Sold

Our adjusted cost of goods sold for the year ended April 30, 2019 was $1,595,727 compared to $4,150,440 for the year ended April 30, 2018. The cost of goods consisted of $186,686 in construction cost, $1,169,235 in resale products, $59,215 in commissions, and $180,591 in other fees that include merchant fees and shipping. The decrease in adjusted cost of goods is due primarily to reduction of construction projects.

Adjusted Gross Profit

Our adjusted gross profit for the year ended April 30, 2019 was $719,786 compared to $2,928,240 for the year ended April 30, 2018. The adjusted gross profit of $719,786 for the year ended April 30, 2019 represents approximately 31.1% as a percentage of total revenue. The adjusted gross profit of $2,928,240 for the year ended April 30, 2018 represents approximately 41.4% as a percentage of total revenue. This decrease in the gross profit is primarily attributed to decrease in sales and the higher cost of goods and services.

Adjusted Operating Expenses

Our adjusted operating expenses decreased by $403,797 to $1,548,716 for the year ended April 30, 2019, from $1,952,513 for the year ended April 30, 2018.

The increase was primarily due to the increases in selling, general and administrative expenses of $216,158, with decreases in consulting fees of $595,052, in professional fees of $498,546, in marketing and advertising of $5,713, and research and development of $6,612.

Our total adjusted operating expenses for the year ended April 30, 2019 of $1,595,727 consisted of $536,735 of selling, general and administrative expenses, $413,831 in professional fees, $777,913 in consulting fees, and $73,091 in marketing and advertisings.

Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, travel, rent, office supplies and other expenses.

Adjusted Net Income (Loss)

Our adjusted net loss increased by $1,804,657 to a net loss of $828,930 for the year ended April 30, 2019 from a net income of $975,727 for the year ending April 30, 2018. The increase in net loss compared to the prior year is a result of the decrease in gross profit of $2,208,454 with a decrease in operating expenses of $403,797.

Off-Balance Sheet Arrangements

None

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the years ended April 30, 2019 and 2018 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K. 37

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

38

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

mCig, Inc.

Opinion on the Financial Statements

We have audited the accompanying the consolidated balance sheets of mCig Inc. and its subsidiaries ("the Company") as of April 30, 2019 and 2018 and the related statements of operations, changes in stockholders' deficit and cash flows, for each of the years then ended, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended April 30 2019, in conformity with generally accepted accounting principles in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, as of April 30, 2019, the Company has negative cash flow and there are no assurances the Company will generate a profit or obtain positive cash flow, in addition the Company has a nominal working capital deficit. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinstein International CPA

We have served as the Company's auditor since 2019.

Tel Aviv, Israel

November 19, 2019

mCig, Inc.
and SUBSIDIARIES
Consolidated Balance Sheets
ASSETS
	As of April 30,
	2019	2018
Current Assets
Cash and cash equivalents	$ 281,832	$ 511,950
Accounts receivable, net	265,181	2,159,267
Inventory	818,359	63,297
Work in Progress	21,605	64,245
Notes and other receivable	130,193	1,529
Prepaid expenses	13,940	90,141
Total current assets	1,531,110	2,890,429
Property, plant and equipment, net	2,676,734	3,138,019
Cost basis investment	911,534	967,608
Intangible assets, net	486,896	835,320
Total assets	$ 5,606,274	$ 7,831,376
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 830,621	$ 218,703
Due to shareholder	1,219,412	571,138
Other current liabilities	391,885	-
Reserve for uncollected accounts	-	586,560
Reserve for legal settlements	-	750,579
Deferred revenue	20,977	5,145
Total current liabilities	2,462,895	2,132,125
Long term liabilities
Notes payable	275,000	-
Total long-term liabilities	275,000	-
Total Liabilities	2,737,895	2,132,125
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;	435	1,185
	4,350,000 and 11,850,000 shares issued and outstanding, as
of April 30, 2019 and April 30, 2018, respectively.
Common stock, $0.0001 par value; 560,000,000 shares authorized;	51,512	41,561
515,124,596 and 415,610,809 shares issued and outstanding,
as of April 30, 2019 and April 30, 2018, respectively.
Treasury stock	(680,330)	(680,330)
Additional paid in capital	13,968,212	12,673,339
Accumulated deficit	(9,265,671)	(6,208,431)
Total stockholders' equity	4,074,158	5,827,324
Non-controlling interest	(1,205,779)	(128,073)
Total equity	2,868,379	5,699,251
Total liabilities and stockholders' equity	$ 5,606,274	$ 7,831,376

See accompanying notes to audited consolidated financial statements.

F-2

mCig, Inc.
and SUBSIDIARIES
Consolidated Statements of Operations

	For the year ended April 30,
	2019	2018
Sales	$ 2,315,513	$ 7,078,680
Construction costs	186,686	2,732,011
Merchandise	1,169,235	1,252,142
Commissions	59,215	59,844
Merchant fees, shipping, and other costs	180,591	106,443
Amortization and depreciation as a COG	484,294	320,953
Total Cost of Sales	2,080,021	4,471,393
Gross Profit	235,492	2,607,287
Selling, general, and administrative	536,735	320,577
Professional fees	413,831	921,377
Stock based compensation	28,990	346,940
Marketing & advertising	73,091	78,804
Research and development	-	6,612
Consultant fees	777,913	1,372,965
Bad Debts	1,372,725	572,257
Amortization and depreciation	289,986	192,758
Total operating expenses	3,493,271	3,812,290
Income (Loss) from operations	(3,257,779)	(1,205,003)
Other income (expense)	(397,923)	-
Net income from operations	(3,655,702)	(1,205,003)
Loss on discontinued operations	479,245	-
Net income(loss) before minority interest	(4,134,947)	(1,205,003)
Gain attributable to non-controlling interest	1,077,706	128,073
Net income (loss) attributable to controlling interest	$ (3,057,241)	$ (1,076,930)
Basic and diluted (Loss) per share:
Income(Loss) per share from continuing operations	(0.0053)	(0.0027)
Income(Loss) per share	(0.0062)	(0.0027)
Weighted average shares outstanding - basic and diluted	493,439,072	392,843,133

See accompanying notes to unaudited consolidated financial statements.

F-3

MCIG, INC.
and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

							Additional	Non-controlling		Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-in		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Equity (Deficit)
Balance – April 30, 2017	12,850,000	$ 1,285	386,094,258	$ 38,609	1,700,000	$(680,330)	$11,118,841	$ -	$ (5,131,501)	$ 5,346,904
Stock converted from preferred to common	(1,000,000)	(100)	10,000,000	1,000	-	-	(1,000)	-	-	(100)
Stock issued for services	-	-	3,750,000	375	-	-	155,690	-	-	156,065
Stock issued from warrant exercise	-	-	6,416,551	642	-	-	159,873	-	-	160,514
Stock issued from ESOP	-	-	3,450,000	345	-	-	(345)	-	-	-
Stock issued under legal settlement	-	-	2,300,000	230	-	-	190,670	-	-	190,900
Stock issued under private placement	-	-	2,600,000	260	-	-	649,740	-	-	650,000
Adjustment for Agri-Contractors acquisition	-	-	1,000,000	100	-	-	(100)	-	-	-
Net income(loss)	-	-	-	-	-	-	-	128,073	(1,205,003)	(1,076,930)
Capital raised by OBITX, Inc., net	-	-	-	-	-	-	399,970	-	-	399,970
Balance – April 30, 2018	11,850,000	1,185	415,610,809	41,561	1,700,000	(680,330)	12,673,339	128,073	(6,336,504)	5,827,324
Stock converted from preferred to common	(8,500,000)	(850)	85,000,000	8,500	-	-	(7,650)	-	-	-
Stock issued for services	-	-	100,000	10	-	-	28.980	-	-	28.980
Stock issued under private placement	1,000,000	100	-	-	-	-	199.900	-	-	200,000
Stock issued from warrant exercise	-	-	5,416,551	542	-	-	134,872	-	-	135,414
Stock issued from ESOP	-	-	596,249	60	-	-	20,272	-	-	20,332
Stock issued for acquisition	-	-	12,450,987	1,245	-	-	698,245	-	-	699,490
Stock cancelled	-	-	(4,050,000)	(405)	-	-	(116,895)	-	-	(117,300)
Adjustment for OBITX spin-off dividend							337,149			337,149
Net income(loss)	-	-	-	-	-	-	-	1,077,706	(4,134,947)	(3,057,241)
Balance – April 30, 2019	4,350,000	435	515,124,596	51,512	1,700,000	(680,330)	13,968,212	1,205,779	(10,471,451)	4,074,158

The accompanying notes are an integral part of these audited financial statements.

F-4

mCig, Inc.
and SUBSIDIARIES
Statements of Cash Flows
For the Year Ended April 30,
	2019	2018
Cash flows from operating activities:
Net (Loss)	(4,134,959)	$ (1,076,930)
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Depreciation and amortization	762,821	513,712
Common stock issued for services	28,990	346,940
Decrease (Increase) in:
Accounts receivable, net	448,613	(1,915,868)
Other receivable	(128,664)	(93,431)
Inventories	(797,831)	(73,264)
Prepaid expenses and other current assets	72,361	56,874
Accounts payable, accrued expenses and taxes payable	(138,661)	(561,292)
Deferred revenue	15,832	(511,888)
Reserve for uncollectable accounts	809,045	1,326,109
Total adjustment to reconcile net income to net cash	1,072,506	(912,108)
Net cash provided in operating activities	(3,062,453)	(1,989,038)
Cash flows from investing activities:
Increase (Decrease) in:
Cost basis investments	718,025	(65,585)
Acquisition of property, plant and equipment	(505,720)	(390,872)
Acquisition of intangible assets	85,227	(7,380)
Net cash received in investing activities	297,532	(463,837)

See accompanying notes to audited consolidated financial statements.

F-5

mCig, Inc.
and SUBSIDIARIES
Statements of Cash Flows
For the Year Ended April 30,
continued
	2019	2018

Cash Flows from Financing Activities:
Borrowing from related party, net	648,274	397,826
Notes Payable	666,885	(150,000)
Advances from related party	-	(128,073)
Proceeds from issuance of stock, net	1,219,644	1,210,410
Net cash provided by financing activities	2,534,803	1,330,163
Net Change in Cash	(230,118)	(1,122,712)
Cash at Beginning of Year	511,950	1,634,662
Cash at End of Period	281,832	511,950

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	7,827	-
Cash paid for income taxes	-	-
Non-cash Investing and Financing Activities:
Stock issued for cannabis licenses in California	292,500	-
Stock issued for purchase of CBJ Distributing	3,043,537	-
Stock issued for land acquisition in California	67,500	-
See accompanying notes to audited consolidated financial statements.

F-6

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

The consolidated financial statements include the accounts of the Company and its subsidiaries:

•         Agri-Contractors, LLC (“AGRI”)

•         CAAcres, Inc., (“CAAcres”) – 80% ownership

•         CAL Foundation (FKA NewCo2, Inc.,) (“CALF”) – 80% ownership

•         CBJ Distributing, LLC (“CBJ”) – 80% ownership

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

In 2018 we added agriculture by entering into a relationship with FarmOn! Foundation, a not-for-profit New York based business, planting approximately 13-acres of hemp crops under a license obtained by FarmOn! Foundation in New York state.  FarmOn! Foundation has unilaterally attempted to terminate the agreement, has failed to compensate MCIG for the crop, and has failed to reimburse MCIG the funds paid for production of the hemp.  MCIG has initiated legal action to protect its shareholders rights and to ensure MCIG is properly compensated for the endeavor (see Footnote 12).

We acquired approximately two acres of land in California City, California and obtained three cannabis licenses (cultivating, manufacturing, and distribution of cannabis products in California).

In addition, the Company continues to look at strategic acquisitions in product and service developments for future growth.  On June 30, 2018 we acquired 80% of CBJ Distributing, a cannabis supply company in Nevada.

During this fiscal year, we operated multiple websites (which are not incorporated as part of this Form 10K report). The Company’s primary website is www.mciggroup.com.

Subsidiaries of the Company

Operating Subsidiaries:  The following companies currently operating are consolidated with mCig, Inc., financial statements:

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

Vapolution, Inc.

Effective January 17, 2017 we began consolidating Vapolution with the Company’s financial reports.  Vapolution, Inc., is wholly owned by mCig, Inc.

VitaCig, Inc.

On May 26, 2016 we incorporated VitaCig, Inc., (“VitaCig”) in the state of Florida.  VitaCig headquarters our global e-cig operations.  VitaCig, Inc., is a wholly owned subsidiary of the Company.

Discontinued subsidiaries:  The following companies are no longer operating but are consolidated due to activity conducted during the fiscal years ending April 30, 2019 and April 30, 2018:

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

Grow Contractors Inc

The Company incorporated Grow Contractors Inc., on December 5, 2016.  Grow Contractors Inc, operates the construction and consulting segment.  On November 18, 2016, the Company purchased Agri-Contractors, LLC and assigned the Grow Contractors name and website to Grow Contractors Inc.  Grow Contractors Inc. is a wholly owned subsidiary of the Company.

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

Subsidiaries owned but not consolidated:  The following companies are not consolidated with the financial statements as the Company does not have control of the entities, nor directs their operations:

Omni Health, Inc., (FKA - VitaCig, Inc.)

Omni Health, Inc., a Nevada Corporation, is a public company trading under OMHE.  The current OMNI management team has elected to discontinue its reporting process and is no longer a fully reporting public entity. As such, the Company, which treats its ownership as a cost basis investment, has elected to impair its cost basis (see Footnote: 9)

Note 2. Summary of Significant Accounting Policies

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

Revenue Recognition Policies

We intend to earn revenue from the subscription, non-software related hosted services, term-based and perpetual licensing of software products, associated software maintenance and support plans, consulting services, training, and technical support.

On February 1, 2018, we adopted Topic 606, using the modified retrospective transition method applied to those contracts which were not completed as of February 1, 2018. Results for reporting periods beginning after February 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting. The impact of adopting the new revenue standard was not material to our financial statements and there was no adjustment to beginning retained earnings on February 1, 2018.

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

Expenditure on development activities, whereby research findings are applied to a plan or design for the production of new or substantially improved products and processes, is capitalized only if the product or process is technically and commercially feasible, if development costs can be measured reliably, if future economic benefits are probable, if the Company intends to use or sell the asset and the Company intends and has sufficient resources to complete development. For the year ended April 30, 2019 the Company has recognized zero, and for the year ended April 30, 2018 the Company has recognized zero as a capital asset.

For the years ended April 30, 2019 and April 30, 2018, all research and development costs have been expensed in profit or loss.

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

For the years ended April 30, 2019 and April 30, 2018, the Company has no customers who impact the Company’s revenues or receivables more than 5%.

Segment Information

In accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company is required to report financial and descriptive information about its reportable operating segments. The Company identifies its operating segments as divisions based on how management internally evaluates separate financial information, business activities and management responsibility. In addition to the corporate segment, the Company segments are as follows:

•     Construction, Manufacturing and Distribution ("CMD")

•         Retail Sales

•         Media and Technologies

•         Agriculture (Cultivation)

•         Corporate

Business Segments
	Total Revenue			Percentage of Total Revenue
	Year ended April 30,			The year ended April 30,
	2019	2018	2017	2019	2018	2017
CMD	$ 70,000	3,673,218	$ 2,327,144	3.0%	51.9%	48.7%
Retail Sales	2,190,223	2,041,616	2,449,928	94.6%	28.8%	51.3%
Media and Technologies	55,290	1,363,846	-	2.4%	19.3%	0.0%
Agriculture	-	-	-	0.0%	0.0%	0.0%
Corporate	-	-	-	0.0%	0.0%	0.0%
Total	$ 2,315,513	7,078,680	$ 4,777,072	100.0%	100.0%	100.0%

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

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. For cash management purposes, the company concentrates its cash holdings in multiple FDIC insured state and federal banking institutions. The Company had no cash equivalents at April 30, 2019 or 2018.

Inventory

In accordance with ASU 2015-11 – Inventory (Topic 330) – Simplifying the Measurement of Inventory, the Company’s inventory consists of finished product, mCig products valued at the lower of cost or market valuation under the first-in, first-out method of costing.

As of April 30, 2019, the Company had no allowance for obsolescence.

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

Accounts Receivable

The Company’s accounts receivables are primarily through its construction and media and technologies segments.  As the retail division is either paid through credit card processing and prepaid wholesale purchases, the Company projects insignificant amounts of outstanding accounts receivable for its retail division.  The Company recognizes receipt of payment at the time the funds are deposited with the merchant services account of the Company.  When the merchant services vendor determines to maintain a reserve for potential refunds and chargebacks, the Company reviews the reserve, to i) determine if the reserve is probably uncollectible, and ii) if a loss is probable, a reasonable estimate of the amount of the loss.  We then allocate a portion or all of the reserve for bad debt, in accordance with FASB ASC 450-20-25-2.  Once the vendor releases the funds, the bad debt reserve is appropriately reversed.     The Company recognized $1,395,605 and $0 as an uncollectable reserve for the periods ending April 30, 2019 and April 30, 2018, respectively.

Advertising Costs and Expense

The advertising costs are expensed as incurred. During the years ended April 30, 2019 and 2018, the advertising costs were $73,091 and $78,801, respectively.

Foreign Currency Translation

The Company’s functional currency and its reporting currency is the United States Dollar.

Intangible Assets

The Company’s intangible assets consist of certain website development costs that is amortized over their useful life in accordance with the guidelines of ASC 350-30 General Intangible Other than Goodwill and ASC 350-50 Website Development Costs.  In addition to these finite intangible assets, the Company accounts for its infinite intangible assets without depreciation and/or amortization.  These assets are reviewed annually by an independent review to determine if an impairment should be recognized.  The Company determined impairments were warranted for the Company’s intangible assets (see Note 9 for further information).

Research and Development

The costs of research and development are expensed as incurred. During the years ended April 30, 2019 and 2018, the research and development costs were $0 and $6,612, respectively.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 in excess of federally insured limits at April 30, 2019 and 2018.

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

Cost-Basis Investments

The Company’s non-marketable equity investment in Omni Health, Inc., and Stony Hill Corp is recorded using the cost-basis method of accounting and is classified within other long-term assets on the accompanying balance sheet as permitted by FASB ASC 325, “Cost Method Investments”. The Company elected to purchase CBJ Distributing under its Option Agreement subsequent to this reporting period, as such we maintain the cost-basis for this option. During 2019 we impaired a total of $386,031 (See Note 7). We impaired $152,023 of our investment in Omni Health, Inc., $24,000 of our Stony Hill stock, $160,008 of our investment in the acquisition of Agri-Contractors, and $50,000 in our OBITX investment.

Equity-Basis Investments

The Company accounted for its ownership of VitaCig, Inc., (Nevada) as an equity-basis investment. As of April 30, 2019, and April 30, 2018, there is no net book value of the ownership of VitaCig, as the pro-rata value after the Spin-off and the impairment of the investment in VitaCig.

On June 22, 2016, the Company reduced its ownership of VitaCig, Inc., to 57,500,000 through a Separation and Transfer Agreement where the Company acquired the business operations of VitaCig in exchange for selling back to the treasury of VitaCig, Inc., (Nevada) 172,500,000.

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. Management reviews mCig’s reserves at least quarterly to ensure that its accruals are adequate in meeting expected future warranty obligations, and the Company will adjust its estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that are recorded may be material. As a result, the products that can be returned as a warranty replacement are extremely limited. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report for the year ended April 30, 2019. Based on these actual expenses, the warranty reserve, as estimated by management as of April 30, 2019 and April 30, 2018 were at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

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

Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies.  We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated.  As of April 30, 2019, and April 30, 2018, the Company recognized a loss on contingencies of zero and $0, respectively.

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

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the years ended April 30, 2019 and 2018 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has negative cash flow and there are no assurances the Company will generate a profit or obtain positive cash flow.  The Company has a nominal working capital deficit, which raise substantial doubt about its ability to continue as a going concern.

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

Inventory Overview
For the year ended April 30,
	2019	2018	2019	2018
	Retail Sales		Total
Inventory	$410,193	$63,297	$410,193	$63,297
Assets held for sale	-	-	408,166	-
Total Inventory	$410,193	$63,297	$818,359	$63,297

NOTE:  The Company had $24,450 of Hemp seeds and other agriculture inventory with FarmOn! Foundation.  While the Company continues to seek restitution of these seeds, fertilizers, and other inventoried items, it has elected to discontinue the operations (see Footnote: 12).

The Company reports its agriculture crop growth as work-in-progress until such time as the crop has been harvested and either sold or utilized by the Company.  The crop associated with the agriculture materials, labor, and seeds have been harvested; however, the Company has been unable to validate or verify the crop.  Prior to discontinuing the operation of the Joint Venture with FarmOn! Foundation the Company had $450,286 in seeds, labor, and materials for work in progress, (see Footnote 12).  These numbers are not included below.

Work in Progress Overview

	As of April 30,
	2019	2018
	Agriculture
Labor	$-	$30,000
Materials and supplies	-	34,865
Site Development	21,605	-
Total work in progress	$21,605	$64,865

Note 5: Accounts Receivable The Company’s has accounts receivable in media and technologies, retail sales, and corporate. F-16

In its retail sales the accounts receivable is primarily from its vendor tasked with accepting all credit card payments for purchases from its customers, and are held in escrow for potential chargebacks, and are reported at the amount due from the vendor.  While the Company expects these receivables to be fully collectible it has created an allowance for doubtful accounts for the period. The Company has created a reserve of $27,462.  The Company has expensed this as bad debt in order to record the loss during the year in which it occurred.  Management does not believe these funds will be collected and is currently weighing legal options and other methods available to collect.  Should we collect any of these funds in subsequent years we will reverse the bad debt.

In addition to the merchant services, the Company has $1,369,143 in outstanding debt from 15 direct customers, with one customer accounting for $1,250,000. These accounts are older than one year, and the Company has not conducted any business with the customers during that time frame. Management does not believe these funds will be collected and is currently weighing legal options and other methods available to collect.  Should we collect any of these funds in subsequent years we will reverse the bad debt.

Accounts Receivable
	For the year ending April 30,
	2019	2018
A/R from credit card reserve	$27,462	$28,431
A/R from direct customers	1,633,324	2,061,352
Subscription receivables	-	186,784
Allowance for bad debt	(1,395,605)	-
Subscription receivable not received by time of filing	-	(117,300)
Total Accounts Receivable	$265,181	$2,159,167

Note 6. Property, Plant and Equipment The following is a detail of equipment at April 30, 2019 and April 30, 2018:

Property, Plant, and Equipment
	As of April 30,
	2019	2018
Office furniture	$29,090	$29,090
Rollies machine	5,066	5,066
Computer equipment	1,544	1,544
420 Cloud	3,129,412	3,127,251
ATM Machines	-	299,970
Farm equipment	30,765	-
Warehouse equipment	67,471	-
Land	292,500	-
Total acquisition cost	$3,555,848	$3,462,921
Accumulated depreciation	835,986	324,902
Write-downs	43,128	-
Total property, plant, and equipment	$2,676,734	$3,138,019

Depreciation expense on property, plant and equipment was $835,986 and $324,902 for the years ended April 30, 2019 and 2018, respectively.  We wrote down assets no longer in our possession due to the discontinued operations of Grow and NYAcres.  We wrote down $10,588 from Grow in office furniture and $32,540 from NYAcres in farm equipment.

Note 7. Cost Basis Investments

The Company has invested $1,297,565 through April 30, 2019 through various nonmonetary transactions. The Company has elected to impair a portion of its investments (see Note 9).  A breakdown of these investments includes:

Cost Basis Investments
	As of	As of
	April 30, 2019	April 30, 2018
Stony Hill Corp	$700,000	$700,000
Omni Health, Inc	152,023	152,023
CBJ Distributing Option	-	50,000
New York Hemp Pilot Program	50,000	50,000
California City Cannabis Licenses	225,585	15,585
Agri-Contractors, LLC	160,008	-
Redfern BioSystems, Inc.	9,949
Total acquisition cost	$1,297,565	$967,608
Impairment	(386,031)	-
Total current value	$911,534	$967,608

Note 8. Intangible Assets The intangible assets consist of:

Intangible Assets

	As of	As of
	April 30, 2019	April 30, 2018
Domains	$365,847	$363,348
Trademarks	455,860	455,637
Website	30,491	41,760
VitaCBD	200,000	200,000
Total acquisition cost	$1,052,198	$1,060,745
Less: Amortization	(486,447)	(225,425)
Adjustment for sale of asset	(72,880)	-
Write-offs	(5,975)	-
Current Intangible Assets	$486,896	$835,320

Amortization expense on intangible assets was $263,197 and $2,758 for the years ended April 30, 2019 and 2018, respectively. The weighted average remaining useful life on intangible assets at April 30, 2019 is approximately 24 months.

The Company was amortizing VitaCBD, LLC at the rate of $10,000 per quarter and had expensed $50,000 through the end of April 30, 2018.  As a result of our annual impairment review, we determined that our partner, Stony Hill Corporation, has elected to close its operations through VitaCBD, LLC in which we were a minority 20% owner.  We elected to impair the remaining $150,000 in intangible value.

We wrote down assets no longer of value due to the discontinued operations of Grow.  We wrote down $5,975 from Grow in website design work.

The table below represents the estimated amortization of intangible assets for each of the next five years.

Year	Amortization
2020	$ 233,448
2021	233,448
2022	-0-
2023	-0-
2024	-0-
Total	$ 486,896

Note 9.  Impairment Analysis

The following chart is a summary of the impairment analysis conducted and the recommended impairment per asset.  When a fair value was easily obtainable through third party independent resources it was utilized in calculating impairment.  In addition to the fair value method, the company conducted an analysis utilizing the value in use method.  We utilized gross revenue, EBIDTA, free cash flow, discount rate and factors and present value of free cash flow for a five-year period to determine current value of assets.  Based upon the analysis the following chart shows the impairments that were recognized.

Name of Individual Assets	Omni Stock	Stony Hill Stock	Agri-Contractors	NY Hemp License	CA Hemp License	OBITX	CBJ
CARRYING AMOUNT	152,023	700,000	160,008	50,000	225,585	2,879,273	2,966,029
Fair value less costs to sell	-	676,000	-	-	XCEEDS	2,799,159	-
Value in use	-	-	-	-	-	-	1,198,272
RECOVERABLE AMOUNT	-	676,000	-	-	XCEEDS	2,799,159	1,198,272
Impairment losses recognized	(152,023)	(24,000)	(160,008)	(50,000)	-	(80,114)	(1,767,757)

NOTE: So long as OBITX is consolidated with the financial statements, it will have no effect on the financial statements as the cost of investment is eliminated during consolidation.

Note 10:  Liabilities

Notes Payable

The notes payable of $151,885 consists of $135,750 owed to APO Holdings, Inc (APO). MCIG owes $58,706 to APO while OBITX owes $77,044 for a total of $135,570.  In addition, we owe $9,775 owed to two credit card companies.  CBJ owes $8,455 and VAPO owes $1,320.  The remaining $6,000 is owed to website programmers.

In addition to these amounts, we owe Paul Rosenberg (see Related Party) $1,219,412.  The Company is currently in default of this agreement.

Accounts Payable

The following table represents the outstanding payables and accrued expenses:

Accounts Payable and Accrued Expenses
	As of April 30,
	2019	2018
Payroll liabilities	$48,516	$-
A/P to related parties	441,125	-
A/P for corporate	7,516	218,703
A/P for construction	74,251	-
A/P for retail sales	114,793	-
A/P for technologies	14,633	-
A/P for agriculture	129,787	-
Total Accounts Receivable	$830,621	$218,703

Note 11: Consolidated Statements of Operations Notes

Professional Fees

The Company’s professional fees consists of legal fees, accounting fees, securities fees, and other licensed professional fees.  The legal fees include general corporate counsel fees, legal expenses associated with various lawsuits, and the preparation of SEC filings.  Following is a breakdown of the professional fees for the periods ending April 30, 2019 and April 30, 2018:

Professional Fees
	For the year ending April 30,
	2019	2018
Legal fees associated with litigation	$256,803	$105,403
Corporate legal fees	69,965	-
Accounting fees	52,967	58,499
Securities fees	27,421	6,895
Reserve for Solaris action	-	592,924
Reserve for Oregon action	-	157,656
Other licensed professional fees	6,675	-
Total acquisition cost	$413,831	$921,377

Selling, General, and Administration

The Company’s selling, general, and administration expenses were $536,735 and $320,577 for the periods ending April 30, 2019 and April 30, 2018, respectively.  The following chart is a breakdown of those expenses:

Selling, General, and Administration
	For the year ending April 30,
	2019	2018
Auto Expenses	$12,729	$-
Bank service charges	6,122	5,360
Business License	159	12,527
Payroll	331,090	83,643
Travel	50,596	75,043
Office Supplies	57,728	71,665
Computer and Internet Expenses	17,517	31,995
Shipping and Postage	737	1,757
Rent	55,509	37,078
Research and Development	710	-
Utilities	3,838	1,509
	$536,735	$320,577

Bad Debts

The Company has recorded bad debt in the amounts of $1,372,725 and $572,257 for the periods ending April 30, 2019 and April 30, 2018, respectively.  The $1,372,725 of bad debt for the period ending April 30, 2019 consists of $1,254,500 of bad debt through OBITX, $113,833 with CBJ, and $4,392 of bad debt in MCIG.  The $572,257 of bad debt for the period ending April 30, 2018 consists of $12,462 in uncollectable merchant fees from its online retail operations, and $559,795 from two customers in GROW.

Note 12:  Discontinued Operations

The Company has elected to discontinue its operations in construction under GROW and agriculture under NYACRES.  In addition, OBITX has discontinued its operations under altCUBE.  The following chart shows the losses we have incurred as part of the discontinued operations.

Discontinued Operations
Grow Contractors	$219,017
NYAcres	(681,694)
AltCUBE	(16,568)
Total	$(479,245)

Grow Contractors

In addition to the discontinued operations loss, during the operations of GROW over a three-year period our net loss was $497,153.

NYAcres

In addition to the discontinued operations loss, during the operations of NYACRES over a one-year period our net loss was $121,405.  We have identified $185,318 in unauthorized expenditures and $613,723 in assets that have been withheld from the Company.  The initial crop has been harvested but the Company has been unable to verify its resale profitability.  We have commenced legal actions in the state of New York to recoup these losses and assets.  Should we be awarded or settle this action we will expense all future adjustments through discontinued operations.

Note 13. Business Segments

The Company operates primarily in four segments:

•         Construction, Manufacturing and Distribution ("CMD")

•         Retail Sales

•         Media and Technologies

•         Agriculture (Cultivation)

This summary reflects the Company's current segments, as described below.  Information concerning the revenues and operating income (loss) for the year ending April 30, 2019 and 2018, and the identifiable assets for the segments in which the Company operates are shown in the following table:

Business Segments
For the year ended April 30, 2019	CMD	Retail	Technology	Agriculture	Corporate	Total
Revenue	$ 70,000	$ 2,190,223	$ 55,290	$ -	$ -	$ 2,315,513
Segment Income (Loss) from Operations	497,153	138,510	765;304	116,042	(4,574,251)	(3,057,241)
Total Assets	-	912,228	3,987,359	(6,704)	713,391	5,606,274
Capital Expenditures	-	-	277,966	(503,554)	(232,470)	(458,058)
Depreciation and Amortization	8,282	96,833	487,117	9,740	172,308	774,280

For the year ended April 30, 2018	CMD	Retail	Technology	Agriculture	Corporate	Total
Revenue	$ 3,673,218	$ 2,041,616	$ 1,363,846	$ -	$ -	$ 7,078,680
Segment Income from Operations	(698,351)	225,468	637,738	(121,405)	(1,120,379)	(1,076,929)
Total Assets	798,062	467,708	4,544,937	(77,680)	2,098,349	7,831,376
Capital Expenditures	15,715	225	403,186	86,363	(33,182)	472,307
Depreciation and Amortization	518	1,084	320,953	796	190,360	513,711

Note 14. Non-GAAP Accounting and GAAP Reconciliation – Net Income and EBITDA

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

The following tables reflect the non-GAAP Consolidated Statements of Operations for the years ending April 30, 2019 and April 30, 2018, respectively.

mCig, Inc.
and SUBSIDIARIES
Adjusted Consolidated Statements of Operations

	For the year ended April 30,
	2019	2018
Sales	$ 2,315,513	$ 7,078,680
Construction costs	186,686	2,732,011
Merchandise	1,169,235	1,252,142
Commissions	59,215	59,844
Merchant fees, shipping, and other costs	180,591	106,443
Total Cost of Sales	1,595,727	4,150,440
Gross Profit	719,786	2,928,240
Selling, general, and administrative	536,735	320,577
Professional fees	157,028	170,797
Marketing & advertising	73,091	78,804
Research and development	-	6,612
Consultant fees	777,913	1,372,965
Amortization and depreciation	3,949	2,758
Total operating expenses	1,548,716	1,952,513
Income (Loss) from operations	(828,930)	975,727
Other income (expense)	-	-
Net income(loss) before minority interest	(828,930)	975,727
Gain attributable to non-controlling interest	457,248	128,073
Net income (loss) attributable to controlling interest	$ (371,682)	$ 1,103,800
Basic and diluted (Loss) per share:
Income(Loss) per share from continuing operations	(0.0008)	0.0028
Income(Loss) per share	(0.0008)	0.0028
Weighted average shares outstanding - basic and diluted	489,360,474	392,843,133

The following tables is a reconciliation of the EBITDA and Adjusted Net Income (non-GAAP measures) to the Net Income with the GAAP Consolidated Statements of Operations for the years ending April 30, 2019 and April 30, 2018, respectively.

Adjusted Net Income Reconciliation
	As of April 30,
	2019	2018
CONSOLIDATED STATEMENT of OPERATIONS:
Net Income (Loss)	$ (4,824,998)	$ (1,076,930)
Depreciation and Amortization	774,280	513,711
EBITDA	$ (4,050,718)	$ (563,219)

Adjustment for Non-Intangible Asset Depreciation	(4,140)	(2,758)
Stock Based Compensation	28,990	346,940
Gains not in ordinary course of business	2,165,680	-
Loss on discontinued operations	479,245
Settlements, bad debts, and legal costs	1,629,719	1,322,837
Gain attributable to non-controlling interest	(620,458)	-
Adjusted net income	$ (371,682)	$ 1,103,800

Note 15. Sale of Asset On September 15, 2018 the Company sold the domain name www.cbd.biz to Redfern BioSystems, Inc., for $90,000. The following chart represents that sale transaction.

Sale of CBD.BIZ
Notes receivable	100,000
Income for financing	(10,000)
Total sales price	$90,000
Domain name acquisition cost	82,500
Accumulated amortization	(11,458)
Total reductions from sales price	71,042
Gain on asset	$18,958

The Company entered into a secured convertible promissory note with Redfern.  The note is due on September 14, 2019.  Should Redfern default the Company may convert the secured promissory note into 40 million common shares of Redfern representing approximately 75% of the business.  Should the Company not elect to convert in the event of nonpayment by Redfern, the Company may take possession of the domain www.cbd.biz and its business operations.

Note 16. Related Parties and Related Party Transactions

Related Parties

In addition to the subsidiaries of the Company, the following individuals/entities have been identified as related parties in accordance with the guidelines of ASC 850 – Related Party Disclosures:

Related Parties
Name/Entity	Position	Became	Ended
Paul Rosenberg	CEO/Director	Inception	Current
Michael Hawkins	CFO	April 8, 2016	August 31, 2019

Intercompany Transfer Balances

We are a holding company that operates 9 subsidiaries. The Company will provide intercompany transfers between itself and the subsidiaries as needed for operations.  In addition, a subsidiary may provide an intercompany transfer to one of MCIG’s other subsidiary.  The company documents these transfers as Intercompany Transfers which are eliminated under consolidation and eliminations. The following balances are recorded as Intercompany Transfers as of April 30, 2019:

Details of intercompany transfers balances between the Company and its subsidiaries consist of:

Intercompany Transfers
		As of
		April 30, 2019
Lender	Borrower	Amount
VitaCig, Inc.	mCig, Inc.	192,023
mCig, Inc.	mCig Internet Sales, Inc.	88,509
mCig, Inc.	Obitx, Inc. (F/K/A GigeTech, Inc.)	621,358
mCig, Inc.	Vapolutions, Inc.	95,863
VitaCig, Inc.	Vapolutions, Inc.	8,000
mCig, Inc.	Cal Acres Foundation	$225,585
mCig, Inc.	CaAcres	$320,809
		As of
		April 30, 2018
Lender	Borrower	Amount
mCig, Inc.	Grow Contractors Inc.	154
VitaCig, Inc.	mCig, Inc.	129,099
mCig, Inc.	mCig Internet Sales, Inc.	298,522
mCig, Inc.	Obitx, Inc. (F/K/A GigeTech, Inc.)	578,661
mCig, Inc.	Vapolutions, Inc.	46,729
VitaCig, Inc.	Vapolutions, Inc.	8,000
Obitx, Inc. (F/K/A GigeTech, Inc.)	mCig Internet Sales, Inc.	13,422
VitaCig, Inc.	NYAcres, Inc.	10,000
VitaCig, Inc.	Tuero Capital, Inc.	20,000
mCig, Inc.	NYAcres, Inc.	298,000
Tuero Capital, Inc.	mCig, Inc.	3,337
mCig, Inc.	Cal Acres Foundation	$15,585

Related Party Transactions

The Company entered a Line of Credit with Paul Rosenberg (see Subsequent Events) for up to $100,000 in funding on May 1, 2016.  On May 1, 2017, the Company increased the amount of the Line of Credit and Convertible Promissory Note for up to $250,000 in funding by Paul Rosenberg to accurately record the day-to-day transactions of the Company and Paul Rosenberg. In February 2018 we increased the line of credit to $1,000,000.  As of April 30, 2019, the Company owed Mr. Rosenberg $1,219,412, which includes the amount of $120,000 earned, covered under his employment agreement which was not paid to Mr. Rosenberg.  The Company is in breach of the agreement.

On September 1, 2016, the Company entered into an employment agreement with Michael Hawkins, the Chief Financial Officer and an employment agreement with Paul Rosenberg, the Chief Executive Officer of the Company (“employees”).  Mr. Hawkins was the Interim Chief Financial Officer which agreement was scheduled to expire on September 6, 2016.  Mr. Rosenberg has been the CEO since inception and served without an agreement.  The terms of the Agreement are the same.  The agreements call for $156,000 per year base salary with a three-year term. Only $3,000 per month guaranteed to be paid in cash, while the remainder ($10,000 per month) is booked as a note due, which may be converted into shares of the company at then current price per share.  The initial year’s conversion option was accrued upon entering into the agreement. The employees earn annual bonuses based upon gross sales, net profits, and annual increases in sales and profits. The Company and employees may elect to convert a portion of this salary into equity of the company.  In addition, each employee was issued a seven-year warrant to acquire four percent (4%) of the Company Stock at the market price as of September 1, 2016 with 25% vested immediately and 25% on each subsequent year anniversary of employment. On September 1, 2017 Mr. Hawkins agreement was modified to $10,000 per month and his options vested.  The employment agreements expire on August 30, 2019.

On August 2, 2018 Paul Rosenberg converted 8,000,000 Series A Preferred stock into 80,000,000 common shares of stock.

On August 15, 2018 Paul Rosenberg and Michael Hawkins became the majority owners of Tuero Capital, Inc., which subsequently changed its name to Redfern BioSystems, Inc.  The Company converted its outstanding of $9,949 debt into equity and currently owns 1,902,375.  Subsequently the company sold www.cbd.biz to Redfern BioSystems (see Note 15: Sale of Asset).

On August 1, 2018 the company’s Chief Financial Officer, Michael Hawkins, exercised a Warrant purchasing 5,416,551 shares of common stock at the price of $0.025, totaling $135,414.  The purchase price was offset by the $135,414 owed to Mr. Hawkins under his employment agreement.  The shares were issued to Epic Industry Corp, a private company owned 100% by Michael Hawkins.

On May 2, 2018 Paul Rosenberg converted 500,000 shares of Series A Preferred Stock into 5,000,000 common shares of stock.

On September 1, 2017 the company’s Chief Financial Officer, Michael Hawkins, exercised a Warrant purchasing 5,416,551 shares of common stock at the price of $0.025, totaling $135,414.  The purchase price was offset by the $135,414 owed to Mr. Hawkins under his employment agreement.

Note 17. Commitments and Contingencies

Rent expense for the year ended April 30, 2019 and 2018 was $55,509 and $37,078, respectively.  The company currently rents on a month-by-month basis.

Note 18. Acquisitions

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

In accordance to rule, the following table reflects the determination of the purchase price of the CBJ Distributing, LLC business. Subsequently, on April 30, 2019 we impaired $1,767,757 of the purchase price. This amount was eliminated during consolidation:

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

Note 19. Stockholders’ Equity

Common Stock

As of April 30, 2019, the Company was authorized to issue 560,000,000 common shares at a par value of $0.0001.  As of April 30, 2019, the Company had issued and outstanding, 515,124,596 common shares.  During 2019 we issued 103,563,787 shares of common stock and cancelled 4,050,000 shares of common stock for a net gain of 99,513,787.

During the year ended April 30, 2019 the Company issued 100,000 shares of common stock for services rendered valued at $28,990; issued 5,416,551 shares of common stock to Epic Industry Corp through a stock warrant; issued 596,249 shares of common stock through its 2016 non-statutory stock option plan;   and issued 12,150,987 shares of common stock valued at $3,664,274 for investment purposes.  In addition, the Company issued 85,000,000 shares in conversion of Series A Preferred stock into common stock.

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

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock, of which it has designated 23,000,000 as Series A Preferred, at $0.0001 par value.   The Company has 4,350,000 issued and outstanding as of April 30, 2019.  There was a total of 11,850,000 issued and outstanding as of April 30, 2018. Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock.

During 2019 Mr. Rosenberg, the Company’s CEO elected to convert 8,500,000 shares of Series A Preferred stock into 85,000,000 shares of common stock.

On November 29, 2018 the Company issued 1,000,000 shares of Series A Preferred stock to APO Holdings, LLC in exchange for $200,000.

During 2018 Mr. Rosenberg, the Company’s CEO elected to convert 1,000,000 shares of Series A Preferred stock into 10,000,000 shares of common stock.

Note 20. Income Taxes

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	2019	2018

Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal taxes	6.0%	6.0%
Non-deductible items	(1.0)%	(1.0)%
Valuation allowance	(39.0)%	(39.0)%
Effective income tax rate	0.0%	0.0%

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

Income Tax Computation
	2019	2018
	Tax Asset	Tax Asset
Income (Loss) per Books	(3,057,241)	(1,076,937)
Sales of non-taxable assets	-	-
Deferred Expenses	-	750,579
Stock-based compensation	28,990	346,940
Stock received for sales	-	-
Amortization	-	190,000
NOL (Net Income)	3,028,251	(210,582)
Prior NOL	413,977	624,569
Current NOL	3,422,228	413,977

At April 30, 2019 and 2018, the Company had net operating loss carry forwards available to offset future taxable income of approximately $3,422,228 and $413,977, respectively. These carry forwards will begin to expire in the year ending December 31, 2026. Utilization of the net operating loss carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions.

The Company has not performed a change in ownership analysis since its inception in 2010 and, accordingly, some or all of its net operating loss carry forwards may not be available to offset future taxable income. Even if the loss carry forwards are available, they may be subject to substantial annual limitations resulting from past ownership changes, and ownership changes occurring after April 30, 2019, that could result in the expiration of the loss carry forwards before they are utilized.

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

The Company periodically evaluates the likelihood of the realization of deferred tax assets and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to the Company for tax reporting purposes, and other relevant factors. At April 30, 2019 and 2018, deferred tax assets have been fully offset by a valuation allowance.

The Company files income tax returns in the U.S. federal jurisdiction, and with the State of California, Florida, New York, and Nevada. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years 2014 through 2018 due to net operating losses that are being carried forward for tax purposes. The Company does not have any uncertain tax positions or unrecognized tax benefits at April 30, 2019 or 2018. The Company’s policy is to recognize interest and penalties related to income taxes as components of interest expense and other expense, respectively.

Note 21. Basic Loss per Share before Non-Controlling Interest

Basic Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

Basic Income (Loss) Per Common Share
	For the period ended April 30,
	2019	2018
Net income (loss) before non-controlling interest	(6,138,284)	(1,205,003)
Net income (loss) from non-controlling interest	1,077,706	128,073
Net income (loss)	$ (5,060,579)	$ (1,076,930)
Basic income (loss) per common share before non-controlling interest	(0.0124)	(0.0028)
Basic income (loss) per common share from non-controlling interest	0.0021	0.0003
Basic income (loss) per share	(0.0103)	(0.0025)
Basic weighted average number of shares outstanding	489,360,474	401,878,568

The computation of basic loss per common share is based on the weighted average number of shares outstanding during the year.

Note 22. Stock Option Plan

Under its Year 2016 Stock Option Plan (the “Plan”), the Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant.

Options granted under the Plan are exercisable at the exercise price of grant and, subject to termination of employment, expire three years from the date of issue, are not transferable other than on death, and vest in monthly installments commencing at various times from the date of grant.  As of April 30, 2019, the Company recorded compensation cost of $0 within operating expenses related to stock options granted in 2019.

The Company issued no options during fiscal year 2019.  The weighted average fair value at date of grant for options granted during fiscal 2018 is $0.1362 per option. The fair value of each option at date of grant utilized the closing price of the stock on the date of issue.

A summary of the Company’s stock option plan as of April 30, 2019 is presented below:

Stock Option Summary
	Shares	Weighted Average Exercise Price
Options outstanding at May 1, 2017	12,076,830	$ 0.0485
Granted in FY 2018	9,551,170	0.1840
Forfeited in FY 2018	4,376,830	0.0583
Exercised in FY 2018	3,450,000	0.0340
Options outstanding at April 30, 2018	12,076,830	0.0485

Granted in FY 2018	-	0.1840
Forfeited in FY 2018	(69,419)	0.0340
Exercised in FY 2018	596,249	0.0340
Options outstanding at April 30, 2018	11,550,000	$ 0.0869

There are currently 14,400,000 unissued options under the 2016 Stock Option Plan. F-28

The following table summarizes information for stock options outstanding at April 30, 2018:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	@ 4/30/19	in years	Price	@ 4/30/18	Price

$0.034 - $0.244	11,550,000	1.00	$0.0937	11,550,000	$0.0937

Note 23.  Warrants

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

On September 1, 2017 the remaining warrants issued to Michael W. Hawkins were vested in exchange for his reduction in salary.

A summary of warrant activity for period ended April 30, 2019 is as follows:

Stock Warrant Summary
	Shares	Weighted Average Exercise Price
Warrants outstanding at May 1, 2018	32,999,310	$ 0.0260
Granted in FY 2017	-	-
Exercised in FY 2017	6,416,551	0.0250
Warrants outstanding at April 30, 2017	26,582,759	0.0250

Granted in FY 2018	-	-
Exercised in FY 2018	5,416,551	0.0250
Options outstanding at April 30, 2018	21,166,208	$ 0.2060

Note 24. Subsequent Events

The Agreement between the Company and Michael Hawkins expired on August 30, 2019.  Mr. Hawkins elected not to renew his agreement as Chief Financial Officer for the Company.  Paul Rosenberg has assumed the duties as Acting Chief Financial Officer effective September 1, 2019.

On June 3, 2019 MCIG purchased all cryptocurrency-based automated teller machines from OBITX for the price of $408,166 as part of a reduction of debt owed by OBITX to MCIG.  Subsequently MCIG sold the assets to Paul Rosenberg in exchange for a $408,166 reduction to the debt owed, which loan agreement expired.   In addition to the purchase of the ATM machines, the Company reduced the debt owed to Paul Rosenberg further by transferring a parcel of land owned by the Company in California in exchange for a further reduction of $235,000.  In exchange, Mr. Rosenberg extended the terms of the agreement for an additional period of time.

A settlement agreement was entered into with APEX Holdings, LLC.  Grow Contractors agreed to pay Apex Holdings, LLC a total of $480,000 at the rate of $20,000 per month effective October 1, 2019.  The payment amount is secured by MCIG and Paul Rosenberg, individually.

F-29

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 15, 2016, and effective the same date, on the recommendation of the Registrant’s Board of Directors, the Registrant engaged Weinstein & Company, as its independent registered audit firm to audit the Registrant’s financial statements for the fiscal year ended April 30, 2019 and to perform procedures related to the financial statements included in the Registrant’s quarterly reports on Form 10-Q, beginning with the quarter ending October 31, 2019.  The Company elected to utilize Weinstein & Company as its independent registered audit firm to audit the Registrant’s financial statements for the fiscal year ended April 30, 2018.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2019. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

N/A

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

68

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

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at April 30, 2019.

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

Control Environment

We did not maintain an effective control environment as evidenced by:

	Lack of majority independent board members.
	An insufficient number of personnel to adequately exercise appropriate oversight of accounting judgements and estimates.

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

We have not had sufficient time to fully remediate the aforementioned deficiencies and/or there was insufficient passage of time to evidence that the controls that were implemented during 2017 were effective. Therefore, the aforementioned control deficiencies continued to exist as of April 30, 2019. We believe the control deficiencies described herein, individually and when aggregated, represent material weaknesses in our internal control over financial reporting at April 30, 2019 since such deficiencies result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis by our internal controls. As a result of our assessment, we have therefore concluded that our internal control over financial reporting was not effective at April 30, 2019.

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

We were not able to fully implement and/or test the design and the operating effectiveness of our control procedures as of April 30, 2019. This required us to design new processes and controls concurrently, and thus did not allow us sufficient time to fully implement and/or test the design and operating effectiveness of the new controls.

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

We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2019.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the year ended April 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

71

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

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Director or Officer Since	Age	Positions

Paul Rosenberg	2013	49	President and Chief Executive Officer, Acting Chief Financial Officer, and Chairman of the Board

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

INVOLVEMENT IN CERTAIN IN CERTAIN LEGAL PROCEEDINGS

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

73

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

INDEMNIFICATION OF DIRECTORS AND OFFICERS

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

ITEM 11.  EXECUTIVE COMPENSATION.

The Company was formed on December 30, 2010.

The Company has no retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but our officers and directors may recommend adoption of one or more such programs in the future.  In September 2016, the Company adopted a stock option plan.  See Notes to Financial Statement in Item 8.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp ($)	Non- Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Totals ($)
Paul Rosenberg,	2018	156,000	41,147	0	0	0	0	0	197,147
CEO	2018	156,000	41,147	0	0	0	0	0	197,147

Michael Hawkins	2018	132,000	41,147	0	0	0	0	0	173,147
CFO	2019	132,000	41,147	0	0	0	0	0	173,147

AGREEMENTS

On September 1, 2016, the Company entered into an employment agreement with Michael Hawkins, the Chief Financial Officer and an employment agreement with Paul Rosenberg, the Chief Executive Officer of the Company.  Mr. Hawkins was the Interim Chief Financial Officer which agreement was scheduled to expire on September 6, 2016.  Mr. Rosenberg has been the CEO since inception and served without an agreement.  The terms of the Agreement are the same.  The agreements call for $156,000 per year base salary with a three year term. Only $3,000 per month guaranteed to be paid in cash, while the remainder ($10,000 per month) is booked as a note due, which may be converted into shares of the company at then current price per share.  The initial year’s conversion option was accrued upon entering into the agreement. The employees earn annual bonuses based upon gross sales, net profits, and annual increases in sales and profits. The Company and employees may elect to convert a portion of this salary into equity of the company.  In addition, each employee was issued a seven-year warrant to acquire four percent (4%) of the Company Stock at the market price as of September 1, 2016 with 25% vested immediately and 25% on each subsequent year anniversary of employment. On September 1, 2017 Mr. Hawkins salary was reduced to $120,000 per year.  In consideration, the warrants issued to Mr. Hawkins have been fully vested.  The contracts expired on August 31, 2019.  Mr. Hawkins elected not to renew his agreement and ceased being the Chief Financial Officer of the Company on that date.

OUTSTANDING EQUITY AWARDS

The Company issued 2,600,000 shares of common stock to APO Holdings, LLC in exchange for $650,000 through a Private Placement.

OPTION EXERCISES AND STOCKS VESTED

During 2019 a total of 596,249 shares were issued under the election of the option holder.  .

The options granted under the planned based awards have varying vesting schedules and conditions.

GRANTS OF PLAN-BASED AWARDS

None

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

The following table indicates beneficial ownership of mCig’s common stock, as of April 30, 2019 by:

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

Unless other indicated, the address of each beneficial owner listed below is c/o mCig, Inc., 4720 Salisbury Road, Jacksonville, Fl 32256.

Name of Beneficial Owner	Amount and Nature of	Percentage
	Beneficial Ownership	of Class(1)
Paul Rosenberg	92,738,238 common shares	17.93%
	3,825,000 preferred shares	99.99%
Total as a group (1)	92,738,238 common shares	17.93%
	3,825,000 preferred shares	100.00%

TOTAL STOCK VOTING POWER

Paul Rosenberg	130,988,238 stock voting power	23.8%
Total as a group (1)	130,988,238 stock voting power	23.8%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock outstanding on April 30, 2019.  As of April 30, 2019, there were 516,974,596 shares of our company’s common stock issued and outstanding.

REVIEW, APPROVAL AND RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

All future related party transactions will be approved, if possible, by a majority of our directors who do not have an interest in the transaction and who will have access, at our expense, to our independent legal counsel.

DESCRIPTION OF CAPITAL STRUCTUREe

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 1, 2016, the Company entered into a Line of Credit Agreement for up to $100,000 with Paul Rosenberg, the Chairman and CEO.  The Company utilized the Line of Credit as needed for day-to-day operations.  On April 30, 2017, we amended the agreement to increase the authorized limit to $250,000 and simultaneously converted the outstanding payable to Mr. Rosenberg under his employment agreement to the Line of Credit leaving a balance owed, as of April 30, 2017, of $173,312.  On February 1, 2018 we increased the amount of the Line of Credit to $1,000,000.  As of April 30, 2019, we have an outstanding balance owed to Mr. Rosenberg of $1,219,412.

DIRECTOR INDEPENDENCE

Our Board of Directors is comprised of 1 member, who is not “independent” within the meaning of Marketplace Rule 5605 of the NASDAQ Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

On October 9, 2019, we engaged, Weinstein International CPA to serve as our independent registered public accounting firm for the years ending April 30, 2018 and 2019.

The following table shows the fees that were billed for the audit and other services provided for 2018 and 2019:

	2019	2018
Audit Fees	$ 31,225	$ 32,200
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$ 31,225	$ 32,200

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  The audit paid to the auditors with respect to 2019 and 2018 were pre-approved by the Board of Directors.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits	Description
21.1	Notice of Entry of Stipulation and Order to Seal filings in the State Court lawsuit
21.2	Notice of Entry of Stipulation and Order to Dismiss, with Prejudice, the State Court lawsuit
21.3	Notice of Entry of Stipulation and Order to Dismiss, with Prejudice, the Federal Court lawsuit
23.1 31 32	Consent of Weinstein International CPA Certification Pursuant to Section 302 of the Sarbanes-Oxley Act* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
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

mCig Inc

	November 19, 2019	By: /s/ Paul Rosenberg
Paul Rosenberg
Chief Executive Officer (Principal Executive Officer)

	November 19, 2019	By: /s/ Paul Rosenberg
Paul Rosenberg
Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Paul Rosenberg	Chief Executive Officer	November 19, 2019
Paul Rosenberg	(Principal Executive Officer)

/s/ Paul Rosenberg	Chief Financial Officer and Chief Accounting Officer	November 19, 2019
Paul Rosenberg	(Principal Financial Officer)

