Form 10-Q
period 2019-07-31
mCig, Inc.
filed 2019-12-11
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[√]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [√]
As of February 15, 2019, the Company had 516,624,596 shares of common stock, $0.0001 par value outstanding.
Transitional Small Business Disclosure Format Yes [ ] No [√]

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended April 30, 2019. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2019 are not necessarily indicative of the results that can be expected for the year ending April 30, 2020.

mCig, Inc.
and SUBSIDIARIES
Consolidated Balance Sheets
ASSETS
	July 31, 2019	April 30, 2019
	(unaudited)
Current Assets
Cash and cash equivalents	$ 195,439	$ 281,832
Accounts receivable, net	216,714	265,181
Inventory	410,738	818,359
Work in Progress	-	21,605
Notes and other receivable	751,858	130,193
Prepaid expenses	3,840	13,940
Total current assets	1,578,589	1,531,110
Property, plant and equipment, net	504,778	2,676,734
Cost basis investment	685,949	911,534
Equity investment	2,722,075	-
Intangible assets, net	658,777	486,896
Total assets	$ 6,150,168	$ 5,606,274
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 692,599	$ 830,621
Due to shareholder	1,221,871	1,219,412
Other current liabilities	338,777	391,885
Deferred revenue	-	20,977
Total current liabilities	2,253,247	2,462,895
Long term liabilities
Notes payable	275,000	275,000
Total long term liabilities	275,000	275,000
Total Liabilities	2,528,247	2,737,895
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;	435	435
	4,350,000 shares issued and outstanding, as
of July 31, 2019 and April 30, 2019, respectively.
Common stock, $0.0001 par value; 560,000,000 shares authorized;	51,662	51,512
516,624,596 and 515,124,596 shares issued and outstanding,
as of July 31, 2019 and April 30, 2019, respectively.
Treasury stock	(680,330)	(680,330)
Additional paid in capital	13,809,445	13,968,212
Accumulated deficit	(9,586,094)	(9,265,671)
Total stockholders' equity	3,595,118	4,074,158
Non-controlling interest	26,803	(1,205,779)
Total equity	3,621,921	2,868,379
Total liabilities and stockholders' equity	$ 6,150,168	$ 5,606,274
See accompanying notes to unaudited consolidated financial statements. 4

mCig, Inc.
and SUBSIDIARIES
Consolidated Statements of Operations (unaudited)

	For the Three Months ended July 31,
	2019	2018

Sales	$ 497,400	$ 630,676
Construction costs	-	149,195
Merchandise	222,716	224,930
Commissions	10,140	44,087
Merchant fees, shipping, and other costs	12,597	72,394
Amortization and depreciation as a COG	-	120,817
Total Cost of Sales	245,453	611,423
Gross Profit	251,947	19,253
Selling, general, and administrative	129,061	72,114
Professional fees	18,594	55,419
Stock based compensation	108,000	28,990
Marketing & advertising	35,697	38,619
Research and development	-	-
Consultant fees	103,957	328,979
Bad Debts	3,152	-
Amortization and depreciation	69,795	76,042
Total operating expenses	468,256	600,163
Income (Loss) from operations	(216,309)	(580,910)
Other income (expense)	(81,460)	523
Net income from operations	(297,769)	(580,387)
Loss on discontinued operations	(11,583)	-
Net income(loss) before minority interest	(309,352)	(580,387)
Gain attributable to non-controlling interest	(11,071)	132,503
Net income (loss) attributable to controlling interest	$ (320,423)	$ (447,884)
Basic and diluted (Loss) per share:
Income(Loss) per share from continuing operations	(0.0006)	(0.0011)
Income(Loss) per share	(0.0006)	(0.0011)
Weighted average shares outstanding - basic and diluted	516,510,466	422,253,533

See accompanying notes to unaudited consolidated financial statements. 5

mCig, Inc. and SUBSIDIARIES Statements of Cash Flows (unaudited)
	For the Three Months Ended July 31,
	2019	2018
Cash flows from operating activities:
Net (Loss)	(320,423)	$(580,387)
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Depreciation and amortization	69,795	196,859
Common stock issued for services	108,000	28,990
Net affect to cash flow from non-consolidation	(157,192)	-
Minority interest in earnings of subsidiaries, net	103,888	-
Decrease (Increase) in:
Accounts receivable, net	48,467	144,527
Other receivable	(307)	1,529
Inventories	429,226	(1,016,980)
Prepaid expenses and other current assets	10,100	66,185
Accounts payable, accrued expenses and taxes payable	(138,022)	240,947
Deferred revenue	(20,977)	(1,245)
Reserve for uncollectable accounts	-	(34)
Total adjustment to reconcile net income to net cash	452,978	(339,222)
Net cash provided In operating activities	132,555	(919,609)
Cash flows from investing activities:
Increase (Decrease) in:
Cost basis investments	-	50,000
Acquisition of property, plant and equipment	(167,057)	(1,925)
Acquisition of intangible assets	(1,241)	(9,552)
Net cash received in investing activities	(168,298)	38,523
Cash Flows From Financing Activities:
Borrowing from related party, net	2,459	396,839
Notes Payable	(53,108)	-
Proceeds from Issuance of Stock, Net	-	422,049
Net Cash Provided By Financing Activities	(50,649)	818,888
Net Change in Cash	(86,392)	(62,198)
Cash at Beginning of Year	281,831	511,950
Cash at End of Period	$195,439	$449,752
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing Activities:
Conversion of cost basis to equity investment of OBITX	474,997	$-
See accompanying notes to unaudited consolidated financial statements. 6

mCig, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Basis of Presentation

The accompanying consolidated audited financial statements of mCig, Inc., (the "Company", "we", "our"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC").

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

•         mCig Internet Sales, Inc., (“MINT”)

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

In 2018 we added agriculture by entering into a relationship with FarmOn! Foundation, a not-for-profit New York based business, planting approximately 13-acres of hemp crops under a license obtained by FarmOn! Foundation in New York state.  FarmOn! Foundation has unilaterally attempted to terminate the agreement, has failed to compensate MCIG for the crop, and has failed to reimburse MCIG the funds paid for production of the hemp.  MCIG has initiated legal action to protect its shareholders rights and to ensure MCIG is properly compensated for the endeavor.

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

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the wholly owned subsidiaries of MINT,  TAMI,  VAPO, and VITA.  We have also consolidated our subsidiaries in which we have controlling interest.  These subsidiaries include CAACRES, and CALF. Significant intercompany balances and transactions have been eliminated.

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

Segment Information

In accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company is required to report financial and descriptive information about its reportable operating segments. The Company identifies its operating segments as divisions based on how management internally evaluates separate financial information, business activities and management responsibility. Company management has determined that reporting segments are no longer required as the company currently operates in the retail market.  We will continue to report the segments for historical purposes as applicable in order to properly compare the retail segment through April 30, 2020. In addition to the corporate segment, the Company reporting segments for FY 2019 were:

•         Cultivation, Manufacturing, and Distribution

•         Retail Sales

•         Media and Technology

•         Agriculture

Inventory

In accordance with ASU 2015-11 – Inventory (Topic 330) – Simplifying the Measurement of Inventory, the Company’s inventory consists of finished product, mCig products valued at the lower of cost or market valuation under the first-in, first-out method of costing.

As of July 31, 2019, the Company had no allowance for obsolescence.

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

Accounts Receivable

The Company’s accounts receivable in its retail operations.  As the retail division is either paid through credit card processing and prepaid wholesale purchases, the Company projects insignificant amounts of outstanding accounts receivable for its retail division.  The Company recognizes receipt of payment at the time the funds are deposited with the merchant services account of the Company.  When the merchant services vendor determines to maintain a reserve for potential refunds and chargebacks, the Company reviews the reserve, to i) determine if the reserve is probably uncollectible, and ii) if a loss is probable, a reasonable estimate of the amount of the loss.  We then allocate a portion of the reserve for bad debt, in accordance with FASB ASC 450-20-25-2.  Once the vendor releases the funds, the bad debt reserve is appropriately reversed.     At the time of acquisition of CBJ the Company accepted the accounts receivable with a lien on the stock issued as collateral for the collection of those receivables.  As of July 31, 2019, the Company has created a reserve of $111,835 for the accounts receivable for CBJ. Due to the discontinued operations of Grow Contractors and the settlement agreement, the Company has eliminated the construction reserve for the period ending July 31, 2018. The Company recognized $111,835 and $586,525 as an uncollectable reserve for the three months ending July 31, 2019 and July 31, 2018, respectively.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 and $0 in excess of federally insured limits at April 30, 2019 and 2018.

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months ended July 31, 2019 and 2018 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 4. Property, Plant and Equipment

The following is a detail of equipment at July 31, 2019 and April 30, 2019:

Property, Plant, and Equipment
	As of July 31,	As of April 30,
	2019	2019
Office furniture	$29,090	$29,090
Rollies machine	5,066	5,066
Computer equipment	1,544	1,544
420 Cloud	3,129,412	3,129,412
Farm equipment	30,765	30,765
Warehouse equipment	210,296	67,471
Plant Development	21,605	-
Land	292,500	292,500
Total acquisition cost	$3,720,278	$3,555,848
Accumulated depreciation	850,836	835,986
Write-down	43,128	43,128
Discontinued operations	2,321,536	-
Total property, plant, and equipment	$504,778	$2,676,734

Depreciation expense on property, plant and equipment was $14,850 and $451,858 for the three months ended July 31, 2019 and 2018, respectively.

Note 5: Work in Progress

The Company reports its development of the facilities for its land owned in California as work in progress. The Company has expended funds in site development and design. The Company expended $0 for the quarter ending July 31, 2019 and $21,605 for the year ended April 30, 2019.

Note 6: Inventory

Inventory is primarily held in retail sales.   Inventory consists of resale items.  We had $410,738 in inventory as of July 31, 2019 compared to $410,193 as of April 30, 2019.

Note 7:  Accounts Receivable

The Company’s accounts receivable is from its direct customers.  From our direct customers we have $328,549.

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

We have created a reserve for uncollectable accounts in the amount of $111,835. Note 8. Intangible Assets: The following reflects our intangible assets:

Intangible Assets

	As of	As of
	July 31, 2019	April 30, 2019
Domains	$365,847	$365,847
Trademarks	455,860	455,860
Website	23,983	30,491
California City cannabis licenses	228,085	-
VitaCBD	200,000	200,000
Total acquisition cost	$1,273,775	$1,052,198
Less: Amortization	(536,143)	(486,447)
Adjustment for sale of asset	(72,880)	(72,880)
Write-offs	(5,975)	(5,975)
Current Intangible Assets	$658,777	$486,896

Note 9. Cost Basis Investments The Company has invested $3,713,194 through July 31, 2019. A breakdown of these investments includes:

Cost Basis Investments
	As of	As of
	July 31, 2019	April 30, 2019
Stony Hill Corp	$700,000	$700,000
Omni Health, Inc	152,023	152,023
CBJ Distributing Option	-	-
New York Hemp Pilot Program	-	50,000
California City cannabis licenses	-	225,585
Agri-Contractors, LLC	-	160,008
Redfern BioSystems, Inc.	9,949	9,949
Total acquisition cost	$861,972	$1,297,565
Impairment	(176,023)	(386,031)
Total current value	$685,949	$911,534

Note 10. Equity Investments

As OBITX is no longer a subsidiary controlled by the Company we have reclassified the investment as an equity basis investment. Effective May 1, 2019 OBITX is no longer consolidated with MCIG’s financial statements.  The Company records its equity investment (loss) as other income(expense) on the profit and loss statement.

Note 11. Business Segments:

The Company no longer operates primarily in  segments.  We will continue to report segments for fiscal year 2020 in order to provide our shareholders a comparable performance capability.  In FY2019, which ended April 30, 2019, we had 4 segments; i) cultivation, manufacturing, and distribution, ii) retail sales, iii) technology, and iv)agriculture, and vi) corporate.

Information concerning the revenues and operating income (loss) for the three months ended July 31, 2019 and 2018, and the identifiable assets for the segments in which the Company operates are shown in the following table:

Business Segments
For the quarter ended July 31, 2019	CMD	Retail	Technology	Agriculture	Corporate	Total
Revenue	$ -	$ 497,400	$ -	$ -	$ -	$ 497,400
Segment Income (Loss) from Operations	-	35,201	-	-	(355,624)	(320,423)
Total Assets	-	918,707	-	-	5,231,461	6,150,168
Capital Expenditures	-	-	-	-	-	-
Depreciation and Amortization	-	26,718	-	-	43,077	69,795

For the quarter ended July 31, 2018	CMD	Retail	Technology	Agriculture	Corporate	Total
Revenue	$ 70,000	$ 560,676	$ -	$ -	$ -	$ 630,676
Segment Income from Operations	(120,442)	116,719	(144,852)	(143,848)	(155,461)	(447,884)
Total Assets	692,130	674,908	4,372,928	(179,504)	6,181,610	11,742,072
Capital Expenditures	-	-	278,278	(529,788)	290,489	38,979
Depreciation and Amortization	2,070	28,028	121,702	2,067	43,077	196,944

Note 12. Non-GAAP Accounting and GAAP Reconciliation – Net Income and EBITDA

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

The following tables reflect the non-GAAP Consolidated Statements of Operations for the three months ended July 31, 2019 and July 31, 2018, respectively.

mCig, Inc.
and SUBSIDIARIES
Adjusted Consolidated Statements of Operations

	For the Three Months ended July 31,
	2019	2018
Sales	$ 497,400	$ 630,676
Construction costs	-	149,195
Merchandise	222,716	224,930
Commissions	10,140	44,087
Merchant fees, shipping, and other costs	12,597	72,394
Amortization and depreciation as a COG	-	-
Total Cost of Sales	245,453	490,606
Gross Profit	251,947	140,070
Selling, general, and administrative	129,061	72,114
Professional fees	18,594	55,419
Stock based compensation	-	-
Marketing & advertising	35,697	38,619
Research and development	-	-
Consultant fees	103,957	328,979
Bad Debts	-	-
Amortization and depreciation	-	76,042
Total operating expenses	287,309	571,173
Income (Loss) from operations	(35,362)	(431,103)
Other income (expense)	-	-
Net income from operations	(35,362)	(431,103)
Loss on discontinued operations	-	-
Net income(loss) before minority interest	(35,362)	(431,103)
Gain attributable to non-controlling interest	-	132,503
Net income (loss) attributable to controlling interest	$ (35,362)	$ (298,600)
Basic and diluted (Loss) per share:
Income(Loss) per share from continuing operations	(0.0001)	(0.0007)
Income(Loss) per share	(0.0001)	(0.0007)
Weighted average shares outstanding - basic and diluted	516,510,466	422,253,533

See accompanying notes to unaudited consolidated financial statements.

The following table is a reconciliation of the EBITDA and Adjusted Net Income (non-GAAP measures) to the Net Income with the GAAP Consolidated Statements of Operation for the three months ended July 31, 2019 and July 31, 2018, respectively.

Adjusted Net Income Reconciliation
	As of April 30,
	2019	2018
CONSOLIDATED STATEMENT of OPERATIONS:
Net Income (Loss)	$ (320,423)	$ (447,884)
Interest	4,375	17
Depreciation and Amortization	69,795	196,944
EBITDA	$ (246,253)	$ (250,923)

Adjustment for Non-Intangible Asset Depreciation	-	(76,127)
Stock Based Compensation	108,000	28,990
Gains not in ordinary course of business	77,085	-
Loss on discontinued operations	11,583	-
Settlements, bad debts, and legal costs	3,152	-
Gain attributable to non-controlling interest	11,071	(540)
Adjusted net income	$ (35,362)	$ (298,600)

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

15

The Company adjusted the investment to $ 1,198,272 during its impairment analysis at the conclusion of the April 30, 2019 fiscal year audit.

Note 13. Related Parties and Related Party Transactions

The Company entered a Line of Credit with Paul Rosenberg (see Subsequent Events) for up to $100,000 in funding on May 1, 2016.  During 2016, the Company had various transactions in which Paul Rosenberg, the Company’s CEO and Chairman of the Board personally paid expenses on behalf of the Company.  As of April 30, 2018, the Company borrowed $173,312 from Paul Rosenberg.  On May 1, 2018, the Company increased the amount of the Line of Credit and Convertible Promissory Note for up to $250,000 in funding by Paul Rosenberg to accurately record the day-to-day transactions of the Company and Paul Rosenberg. In February 2019 we increased the line of credit to $1,000,000.  As of July 31, 2019, the Company owed Mr. Rosenberg $1,221,871, which does not include the amount owed Mr. Rosenberg under accounts payable for services covered under his employment agreement which was not paid to Mr. Rosenberg.

OBITX has a line of credit agreement with MCIG for up to $1,000,000.  Currently OBITX has borrowed $621,858 against the line of credit.  The line of credit has been periodically extended to support the initial operations of OBITX.  OBITX was previously consolidated with MCIG financial statements, but effective May 1, 2019 MCIG no longer has a controlling interest in OBITX.

Note 14. Stockholders’ Equity

Common Stock

As of July 31, 2019, the Company was authorized to issue 560,000,000 common shares at a par value of $0.0001.  As of July 31, 2019, the Company had issued and outstanding 516,624,596 common shares.

During the three months ended July 31, 2019 the Company issued 1,500,000 for legal services rendered.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock, of which it has designated 23,000,000 as Series A Preferred, at $0.0001 par value.   The Company has 4,350,000 issued and outstanding as of July 31, 2019.  Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock.

Note 15. Subsequent Events

The Company entered into a settlement agreement with Paul Rosenberg to settle its outstanding debt owed to the related party.  Paul Rosenberg cancelled the approximately $1.2 million owed him by the Company in exchange for the 80% ownership of CAAcres.

On October 22, 2019 Paul Rosenberg retired 30,000,000 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on  Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended April 30, 2019.

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

During this fiscal year, we operated multiple websites (which are not incorporated as part of this Form 10Q report). The Company’s primary website is www.mciggroup.com.

INDUSTRY OVERVIEWS

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

The recreational use of cannabis is legalized in 11 states (Alaska,  California,  Colorado,  Illinois,  Maine,  Massachusetts,  Michigan,  Nevada, Oregon, Vermont, and Washington) the District of Columbia, the Northern Mariana Islands, and Guam. Another 15 states and the U.S. Virgin Islands have decriminalized Commercial distribution of cannabis is allowed in all jurisdictions where cannabis has been legalized, except Vermont and the District of Columbia. Prior to January 2018, the Cole Memorandum provided some protection against the enforcement of federal law in states that have legalized, but it was rescinded by former Attorney General Jeff Sessions.

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

Cannabiz Supply, LLC

On June 30, 2019 the company elected to exercise its option to acquired Cannabiz Supply with an effective date of May 1, 2019.  The purchase price was $3,457,796.

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

Our operating results for the three months ended July 31, 2019 and 2018 are summarized as follows:

	Three months ended July 31,
	2019	2018

Sales	$ 497,400	$ 630,676
Cost of Sales	245,453	611,423
Gross Profit	251,947	19,253
Total Operating Expenses	468,256	600,163
Other Income	(81,460)	523
Net Loss from Continuing Operations	(297,769)	(580,913)

20

Results of Operations

Revenue

Our revenue from operations for the three months ended July 31, 2019 was $497,400 compared to $630,676, a decrease of $133,276 from the three months ended July 31, 2018.  This decrease is primarily a result of the elimination of construction income along with a decrease of $63,276 in retail revenue for the three months ended July 31, 2018.

Cost of Goods Sold

Our cost of goods sold for the three months ended July 31, 2019 was $245,453 compared to $611,423 for the three months ended July 31, 2018. The decrease is primarily elimination of construction cost of goods of $149,195 along with a decrease in amortization and depreciation previously associated with OBITX for the period ending July 31, 2018 but is no longer consolidated in the quarter ending July 31, 2019.

Gross Profit

Our gross profit for the three months ended July 31, 2019 was $251,947 compared to $19,253 for the three months ended July 31, 2018. The gross profit of $251,947 for the three months ended July 31, 2019 represents approximately 51% as a percentage of total revenue. The gross profit of $19,253 for the three months ended July 31, 2018 represents approximately 3% as a percentage of total revenue. This increase in the gross profit is primarily attributed to the exclusion of amortization of assets directly associated with sales through OBITX which is no longer consolidated.

Operating Expenses

Our operating expenses decreased by $131,907 to $468,256 for the three months ended July 31, 2019, from $600,163 for the three months ended July 31, 2018.

The decrease was primarily due to the decrease in professional fees of $36,825, marketing fees of $2,922, consulting fees of $225,022, and amortization and depreciation of $6,247 offset with an increase in selling, general, and administration of $56,947 and stock based compensation of $79,010

Our total operating expenses for the three months ended July 31, 2019 of $468,256 consisted of $129,061 of selling, general and administrative expenses, $108,000 in stock based compensation, $18,594 of professional fees, consulting expense of $103,957, marketing expense of $35,697, bad debts of $3,152 and $69,795 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net (Loss)

Our net loss of $297,769 for the three months ended July 31, 2019 from a net loss of $580,387 for the three months ending July 31, 2018 represents a reduction of loss of $282,618. The decrease in net loss compared to the prior period net loss is primarily a result of the gross profit increase of $232,694, a decrease in operating expenses of $131,907 offset with other expenses increase of $81,983.

Liquidity and Capital Resources

Introduction

During the three months ended July 31, 2019 we had $132,555 in cash provided by our operating activities. Our cash on hand as of July 31, 2019 was $195,439.

Cash Requirements

We had cash available of 195,439 as of July 31, 2019.  Based on our revenues, cash on hand and current monthly burn rate, around break-even, we believe that our operations are sufficient to fund operations through April 2019.

Sources and Uses of Cash

Operations

We gained $132,555 in cash by operating activities for the three months ended July 31, 2019, as compared to the use of $919,609 for the three months ended July 31, 2018.

Net cash gained by operations consisted primarily of the net loss of $320,423 offset by non-cash expenses of $69,795 in depreciation and amortization of intangible assets, $108,000 in stock based compensation, and $103,888 in minority interest earnings of subsidiaries, net offset by $157,192 in net affect to cash flow caused by the non-consolidation of OBITX. Additionally, changes in assets and liabilities consisted of decreases of $48,467 in accounts receivable, prepaid expenses of $10,100, accounts payable of $138,022, and other receivables of $307, with decreases in deferred revenue of $20,977, and inventory of $429,226.

Investments

We used $168,298 in investing activities for the three months ended July 31, 2019 compared to a gain in investing activities of $38,523 for the three months ended July 31, 2018. Our investing activities was primarily the purchase of new equipment in CBJ Distributing.

Financing

We utilized $50,649 in financing activities for the three months ended July 31, 2019 compared to receiving $818,888 for the three months ended July 31, 2018.  Our financing activities consisted of an increase of $2,459 of advances made by a related party offset by a reduction of $53,108 in notes payable.

Our adjusted operating results for the three months ended July 31, 2019 and 2018 are summarized as follows:

	Three months ended July 31,
	2019	2018

Sales	$ 497,400	$ 630,676
Cost of Sales	245,453	490,606
Gross Profit	251,947	140,070
Total Operating Expenses	287,309	571,173
Net Loss from Continuing Operations	(35,362)	(436,103)

Adjusted Results of Operations

Adjusted Revenue

Our adjusted revenue from operations for the three months ended July 31, 2019 was $497,400 compared to $630,676, a decrease of $133,276 from the three months ended July 31, 2018.  This decrease is primarily a result of the elimination of construction income along with a decrease of $63,276 in retail revenue for the three months ended July 31, 2018.

Adjusted Cost of Goods Sold

Our adjusted cost of goods sold for the three months ended July 31, 2019 was $245,453 compared to $490,606 for the three months ended July 31, 2018. The decrease is primarily elimination of construction cost of goods.

Adjusted Gross Profit

Our adjusted gross profit for the three months ended July 31, 2019 was $251,947 compared to $140,070 for the three months ended July 31, 2018. The gross profit of $251,947 for the three months ended July 31, 2019 represents approximately 51% as a percentage of total revenue. The gross profit of $140,070 for the three months ended July 31, 2018 represents approximately 22% as a percentage of total revenue. This increase in the gross profit is primarily attributed to the exclusion of construction cost of goods.

Adjusted Operating Expenses

Our adjusted operating expenses decreased by $283,864 to $287,309 for the three months ended July 31, 2019, from $571,176 for the three months ended July 31, 2018.

The decrease was primarily due to the decrease in professional fees of $36,825, marketing fees of $2,922, consulting fees of $225,022, and amortization and depreciation of $67,042 offset with an increase in selling, general, and administration of $56,947.

Our total operating expenses for the three months ended July 31, 2019 of $287,309 consisted of $129,061 of selling, general and administrative expenses, $18,594 of professional fees, consulting expense of $103,957, marketing expense of $35,697. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Adjusted Net (Loss)

Our net loss of $35,362 for the three months ended July 31, 2019 from a net loss of $431,103 for the three months ending July 31, 2018 represents a reduction of loss of $395,741. The decrease in net loss compared to the prior period net loss is primarily a result of the gross profit increase of $111,844, and a decrease in operating expenses of $283,864.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months ended July 31, 2019 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2019. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended July 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 1,500,000 shares of common stock to Carl G. Hawkins for legal services provided through May 8, 2019.

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
* Furnished herewith. 26

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

mCig, Inc.

Dated: December 10, 2019		/s/ Paul Rosenberg
	By:	Paul Rosenberg
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: December 10, 2019		/s/ Paul Rosenberg
	By:	Paul Rosenberg
	Its:	Chief Financial Officer (Principal Financial Officer)