Form 10-Q
period 2019-10-31
mCig, Inc.
filed 2019-12-26
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[√]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [√]
As of December 15, 2019, the Company had 488,624,596 shares of common stock, $0.0001 par value outstanding.
Transitional Small Business Disclosure Format Yes [ ] No [√]

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended April 30, 2019. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended October 31, 2019 are not necessarily indicative of the results that can be expected for the year ending April 30, 2020.

mCig, Inc.
and SUBSIDIARIES
Consolidated Balance Sheets
ASSETS
	October 31, 2019	April 30, 2019
	(unaudited)
Current Assets
Cash and cash equivalents	$ 80,869	$ 281,832
Accounts receivable, net	105,761	265,181
Inventory	453,218	818,359
Work in Progress	-	21,605
Notes and other receivable	700,101	130,193
Prepaid expenses	3,840	13,940
Total current assets	1,343,789	1,531,110
Property, plant and equipment, net	171,698	2,676,734
Cost basis investment	685,949	911,534
Equity investments	2,642,462	-
Intangible assets, net	579,735	486,896
Total assets	$ 5,423,633	$ 5,606,274
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 348,611	$ 830,621
Due to shareholder	41,930	1,219,412
Other current liabilities	240,152	391,885
Deferred revenue	280	20,977
Total current liabilities	630,973	2,462,895
Long term liabilities
Notes payable	313,706	275,000
Total long term liabilities	313,706	275,000
Total Liabilities	944,679	2,737,895
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;	435	435
	4,350,000 issued and outstanding, as
of October 31, 2019 and 2018, respectively.
Common stock, $0.0001 par value, voting; 560,000,000 shares	48,663	51,512
authorized; 486,624,596 and 516,974,596 shares issued, and
outstanding, as of April 30, 2019 and April 30, 2018, respectively.
Treasury stock	(680,330)	(680,330)
Additional paid in capital	13,812,446	13,968,212
Accumulated deficit	(8,700,264)	(9,265,671)
Total stockholders' equity	4,480,950	4,074,158
Non-controlling interest	(1,996)	(1,205,779)
Total equity	4,478,954	2,868,379
Total liabilities and stockholders' equity	$ 5,423,633	$ 5,606,274
See accompanying notes to unaudited consolidated financial statements. 4

mCig, Inc.
and SUBSIDIARIES
Consolidated Statements of Operations (unaudited)

	For the three months ended October 31,		For the six months ended October 31,
	2019	2018	2019	2018
Sales	$ 376,952	$ 548,036	$ 874,353	$ 1,178,710
Construction costs	-	30,905	-	180,100
Merchandise	153,906	335,973	333,272	561,820
Commissions	18,518	16,014	28,658	49,475
Merchant fees, shipping, and other costs	111,994	64,845	167,942	136,883
Amortization and depreciation as a COG	-	121,159	-	241,976
Total Cost of Sales	284,418	568,896	529,872	1,170,254
Gross Profit	92,534	(20,860)	344,481	8,456
Selling, general, and administrative	174,604	154,953	307,565	241,045
Professional fees	21,529	121,212	40,123	220,598
Stock based compensation	-	-	108,000	28,990
Marketing & advertising	7,740	(10,537)	41,661	29,451
Research and development	-	-	-	-
Consultant fees	65,297	164,330	166,134	443,976
Bad Debts	13,092	-	16,243	-
Amortization and depreciation	71,808	73,760	141,604	149,887
Total operating expenses	354,070	503,718	821,330	1,113,947
Income (Loss) from operations	(261,536)	(524,578)	(476,849)	(1,105,491)
Other income (expense)	1,118,577	23,045	1,036,109	23,581
Net income (loss) before non-controlling interest	857,041	(501,533)	559,260	(1,081,910)
Loss on discontinued operations	-	-	(11,583)	-
Net income(loss) before minority interest	857,041	(501,533)	547,677	(1,081,910)
Gain attributable to non-controlling interest	30,140	105,787	19,069	238,290
Net income (loss) attributable to controlling interest	$ 887,181	$ (395,746)	$ 566,746	$ (843,620)
Basic and diluted (Loss) per share:
Income(Loss) per share from continuing operations	0.0017	(0.0008)	0.0011	(0.0018)
Income(Loss) per share	0.0017	(0.0008)	0.0011	(0.0018)
Weighted average shares outstanding - basic and diluted	513,636,726	502,437,639	514,937,096	462,457,256

See accompanying notes to unaudited consolidated financial statements. 5

mCig, Inc.
and SUBSIDIARIES
Statements of Cash Flows (unaudited)

	For the Six Months Ended October 31,
	2019	2018
Cash flows from operating activities:
Net (Loss)	566,746	$ (1,081,910)
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Depreciation and amortization	141,604	391,864
Common stock issued for services	108,000	28,990
Net effect to cash flow from non-consolidation	(157,193)	-
Minority Interest in earnings of subsidiaries, Net	153,365	-
Decrease (Increase) in:
Accounts receivable, net	159,420	24,698
Other receivable	51,450	(102,857)
Inventories	386,746	(256,434)
Prepaid expenses and other current assets	10,100	73,917
Accounts payable, accrued expenses and taxes payable	(443,304)	228,376
Deferred revenue	(20,697)	29,777
Reserve for uncollectable accounts	-	(35)
Total adjustment to reconcile net income to net cash	389,491	418,296
Net cash provided In operating activities	956,237	(663,614)
Cash flows from investing activities:
Increase (Decrease) in:
Cost basis investments	-	(629,482)
Acquisition of property, plant and equipment	162,233	26,025
Acquisition of intangible assets	9,782	61,404
Net cash received in investing activities	172,015	(542,053)
Cash flows from financing activities:
Borrowing from related party, net	(1,177,482)	620,527
Notes payable	(151,733)	67,334
Proceeds from issuance of stock, net	-	389,446
Net cash provided by financing activities	(1,329,215)	1,077,307
Net change in cash	(200,963)	(128,360)
Cash at beginning of year	281,832	511,950
Cash at end of period	$ 80,869	$ 383,590

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$ 30,140	$ -
Cash paid for income taxes	$ -	$ -
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

The Company initially earned revenue through wholesale and retail sales of electronic cigarettes, vaporizers, and accessories in the United States. It offered electronic cigarettes and related products through its online store at www.mcig.org, as well as through the company’s wholesale, distributor, and retail programs. We expanded operations to include the VitaCig brand in 2014. Due to the recent awareness and negative publicity associated with vaping, we elected to shut down this part of the Company’s operation on October 31, 2019.  The Company sold the websites and trademarks effective October 31, 2019 in exchange for the reduction of accounts payable to Michael Hawkins, the Company’s former CFO and Paul Rosenberg. (see related party transactions)

The Company has been involved in the marijuana and cannabinoid (CBD), and electronic cigarette industries.  It currently markets, sales, services, and distributes cannabis wholesale supplies, CBD products, software, and electronic cigarettes, vaporizers, and accessories internationally and in the United States.

In FY2015 we began offering hemp based cannabinoid (“CBD”) products through various websites and wholesale distribution.  In 2016 the Company expanded its products and services to include construction.  In 2018 we added consulting services in the cannabis industry.  In addition, we launched a social media platform, 420Cloud, in the cannabis markets.   The Company continues to look at strategic acquisitions and product and service developments for future growth.  We are currently incubating a cannabis supply company.

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

We acquired approximately two acres of land in California City, California and obtained three cannabis licenses (cultivating, manufacturing, and distribution of cannabis products in California). We subsequently transferred the property to Paul Rosenberg in exchange for debt reduction. (See related party transactions)

In addition, the Company continues to look at strategic acquisitions in product and service developments for future growth.  On June 30, 2018 we acquired 80% of CBJ Distributing, a cannabis supply company in Nevada. On December 12, 2019 we entered into a settlement agreement with minority shareholders of CBJ Distributing, where MCIG would relinquish its ownership of CBJ Distributing in exchange for $120,000 and the return of 4,526,419 shares of MCIG common stock owned by the minority shareholders of CBJ Distributing.  The payment of the $120,000 will be paid over a 13 month period, with $45,000 paid on December 12, 2019, $25,000 due on January 25, 2020, and the remainder to be paid in 12 equal month installments of $4,166.

MCIG entered into a joint venture agreement with BRRX, Inc., to manage multiple pharmaceutical operations, in anticipation of the development of a premiere retail CBD division.

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

On January 17, 2017 the Company entered into a settlement agreement with the previous owners of Vapolution, Inc., whereby they returned to the Company 1,700,000 shares of MCIG common stock, $961 in cash, and $40,541 in inventory. Prior to this, Vapolution was not incorporated in to the consolidated financial statements of the Company.  Effective January 17, 2017 we began consolidating Vapolution with the Company’s financial reports.  Vapolution, Inc., is wholly owned by mCig, Inc.  We closed the Vapolution operation on December 12, 2019.

VitaCig, Inc.

On May 26, 2016 we incorporated VitaCig, Inc., (“VitaCig”) in the state of Florida.  VitaCig headquarters our global e-cig operations.  VitaCig, Inc., is a wholly owned subsidiary of the Company. We closed the VitaCig operation on October 31, 2019.

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

As of October 31, 2019, the Company had no allowance for obsolescence

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

Accounts Receivable

The Company's accounts receivable in its retail operations. As the retail division is either paid through credit card processing and prepaid wholesale purchases, the Company projects insignificant amounts of outstanding accounts receivable for its retail division. The Company recognizes receipt of payment at the time the funds are deposited with the merchant services account of the Company. When the merchant services vendor determines to maintain a reserve for potential refunds and chargebacks, the Company reviews the reserve, to i) determine if the reserve is probably uncollectible, and ii) if a loss is probable, a reasonable estimate of the amount of the loss. We then allocate a portion of the reserve for bad debt, in accordance with FASB ASC 450-20-25-2. Once the vendor releases the funds, the bad debt reserve is appropriately reversed. At the time of acquisition of CBJ the Company accepted the accounts receivable with a lien on the stock issued as collateral for the collection of those receivables. As of October 31, 2019, the Company has created a reserve of $124,926 for the accounts receivable for CBJ. Due to the discontinued operations of Grow Contractors and the settlement agreement, the Company has eliminated the construction reserve for the period ending October 31, 2018. The Company recognized $124,926 and $586,525 as an uncollectable reserve for the three months ending October 31, 2019 and October 31, 2018, respectively.

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

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months ended October 31, 2019 and 2018 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 4. Property, Plant and Equipment

The following is a detail of equipment at October 31, 2019 and April 30, 2019:

Property, Plant, and Equipment
	As of October 31,	As of April 30,
	2019	2019
Office furniture	$1,792	$29,090
Rollies machine	5,066	5,066
Computer equipment	1,723	1,544
420 Cloud	-	3,129,412
Farm equipment	-	30,765
Warehouse equipment	193,388	67,471
Land	-	292,500
Total acquisition cost	$201,969	$3,555,848
Accumulated depreciation	30,271	835,986
Write-down	-	43,128
Total property, plant, and quipment	$171,698	$2,676,734

Depreciation expense on property, plant and equipment was $14,850 and $451,858 for the three months ended October 31, 2019 and 2018, respectively.

Note 5: Work in Progress

The Company reports its development of the facilities for its land owned in California as work in progress. The Company has expended funds in site development and design. The Company expended $0 for the quarter ending October 31, 2019 and $21,605 for the year ended April 30, 2019. The Company no longer tracks Work in Progress as it no longer has an ownership interest in CAAcres, Inc.

Note 6: Inventory

Inventory is primarily held in retail sales. Inventory consists of resale items. We had $453,218 in inventory as of October 31, 2019 compared to $410,193 as of April 30, 2019.

Note 7:  Accounts Receivable

The Company’s accounts receivable is from its direct customers.  From our direct customers we have $230,687.

We utilize high risks credit card processing companies.  Vendors tasked with accepting all credit card payments for purchases from its customers, are typically held in escrow for potential chargebacks.  As traditional credit card processing is unavailable in the cannabis markets, we utilize services that require greater holding periods and higher retention requirements.  The Company has negotiated the settlement of CBJ Distributing and as such all the accounts for outstanding receivable owed by customers, including the reserve for uncollectible accounts expects to be eliminated going forward.   We have created a reserve for uncollectable accounts in the amount of $124,926 for the period ending October 31, 2019.

Note 8. Intangible Assets: The following reflects our intangible assets:

Intangible Assets

	As of	As of
	October 31, 2019	April 30, 2019
Domains	$290,468	$365,847
Trademarks	400,000	455,860
Website	22,841	30,491
California City cannabis licenses	228,085	-
VitaCBD	200,000	200,000
Total acquisition cost	$1,141,394	$1,052,198
Less: Amortization	(555,684)	(486,447)
Adjustment for sale of asset	-	(72,880)
Write-offs	(5,975)	(5,975)
Current Intangible Assets	$579,735	$486,896

Note 9. Cost Basis Investments The Company has invested $3,713,194 through October 31, 2019. A breakdown of these investments includes:

Cost Basis Investments
	As of	As of
	October 31, 2019	April 30, 2019
Stony Hill Corp	$700,000	$700,000
Omni Health, Inc	152,023	152,023
CBJ Distributing Option	-	-
New York Hemp Pilot Program	-	50,000
California City cannabis licenses	-	225,585
Agri-Contractors, LLC	-	160,008
Redfern BioSystems, Inc.	9,949	9,949
Total acquisition cost	$861,972	$1,297,565
Impairment	(176,023)	(386,031)
Total current value	$685,949	$911,534

Note 10. Equity Investments

As OBITX is no longer a subsidiary controlled by the Company we have reclassified the investment as an equity basis investment. Effective May 1, 2019 OBITX is no longer consolidated with MCIG's financial statements. The Company records its equity investment (loss) as other income (expense) on the profit and loss statement. The Company has recorded a loss of $156,698 for the 6 months ended October 31, 2019.

Note 11. Business Segments:

The Company no longer operates primarily in segments. We will continue to report segments for fiscal year 2020 in order to provide our shareholders a comparable performance capability. In FY2019, which ended April 30, 2019, we had 4 segments; i) cultivation, manufacturing, and distribution, ii) retail sales, iii) technology, and iv)agriculture, and vi) corporate.

Information concerning the revenues and operating income (loss) for the three months ended October 31, 2019 and 2018, and the identifiable assets for the segments in which the Company operates are shown in the following table:

Business Segments
For the quarter ended October 31, 2019	CMD	Retail	Technology	Agriculture	Corporate	Total
Revenue	$ -	$ 376,952	$ -	$ -	$ -	$ 376,952
Segment Income (Loss) from Operations	-	(143,121)	-	-	1,030,302	887,181
Total Assets	-	746,596	-	-	4,659,137	5,405,633
Capital Expenditures	-	162,233	-	-	280,707	442,940
Depreciation and Amortization	-	28,731	-	-	43,077	71,808

For the quarter ended October 31, 2018	CMD	Retail	Technology	Agriculture	Corporate	Total
Revenue	$ -	$ 501,716	$ 46,320	$ -	$ -	$ 548,036
Segment Income from Operations	(111,163)	35,040	(109,597)	(55,867)	(154,169)	(395,756)
Total Assets	664,916	735,100	4,254,170	(173,445)	6,204,684	11,685,425
Capital Expenditures	-	(72,637)	312	(26,234)	(238,119)	(336,698)
Depreciation and Amortization	2,070	25,900	121,805	2,067	43,077	194,919

Business Segments
For the six months ended October 31, 2019	Construction	Retail	Technology	Agriculture	Corporate	Total
Revenue	$ -	$ 874,353	$ -	$ -	$ -	$ 874,353
Segment Income (Loss) from Operations	-	(107,923)	-	-	674,669	566,746
Total Assets	-	746,496	-	-	4,659,137	5,405,633
Capital Expenditures	-	162,233	-	-	9,782	172,015
Depreciation and Amortization	-	55,450	-	-	86,154	141,604

For the six months ended October 31, 2018	Construction	Retail	Technology	Agriculture	Corporate	Total
Revenue	$ 70,000	$ 1,062,390	$ 46,320	$ -	$ -	$ 1,178,710
Segment Income from Operations	(231,595)	151,761	(254,452)	(199,716)	(309,630)	(843,632)
Total Assets	664,916	735,100	4,254,170	(173,445)	6,204,684	11,685,425
Capital Expenditures	-	72,637	277,966	(503,554)	(232,470)	(385,421)
Depreciation and Amortization	4,141	53,927	233,507	4,134	96,154	391,863

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

The following tables reflect the non-GAAP Consolidated Statements of Operations for the three months ended October 31, 2019 and October 31, 2018, respectively.

mCig, Inc. and SUBSIDIARIES Adjusted Consolidated Statements of Operations (unaudited)
	For the quarter ended October 31,		For the six months ended October 31,
	2019	2018	2019	2018
Sales	$ 376,952	$ 548,036	$ 874,353	$ 1,178,710
Construction costs	-	30,905	-	180,100
Merchandise	153,906	335,973	333,272	561,820
Commissions	18,518	16,014	28,658	49,475
Merchant fees, shipping, and other costs	111,994	64,845	167,942	136,883
Amortization and depreciation as a COG	-	-	-	-
Total Cost of Sales	284,418	447,737	529,872	928,278
Gross Profit	92,534	100,299	344,481	250,432
Selling, general, and administrative	174,604	154,953	307,565	241,045
Professional fees	39,029	121,212	57,623	220,598
Stock based compensation	-	-	-	-
Marketing & advertising	7,740	(10,537)	41,661	29,451
Research and development	-	-	-	-
Consultant fees	65,297	164,330	166,134	443,976
Bad Debts	-	-	-	-
Amortization and depreciation	-	-	-	-
Total operating expenses	286,670	429,958	572,983	935,070
Income (Loss) from operations	(194,136)	(329,659)	(228,502)	(684,638)
Other income (expense)	-	-	-	-
Net income from operations	(194,136)	(329,659)	(228,502)	(684,638)
Loss on discontinued operations	-	-	11,583	-
Net income(loss) before minority interest	(194,136)	(329,659)	(240,085)	(684,638)
Gain attributable to non-controlling interest	30,140	105,787	19,069	238,290
Net income (loss) attributable to controlling interest	$ (163,996)	$ (223,872)	$ (221,016)	$ (446,348)
Basic and diluted (Loss) per share:
Income(Loss) per share from continuing operations	(0.0003)	(0.0004)	(0.0004)	(0.0010)
Income(Loss) per share	(0.0003)	(0.0004)	(0.0004)	(0.0010)
Weighted average shares outstanding - basic and diluted	513,636,726	502,437,639	514,937,096	462,457,256

The following table is a reconciliation of the EBITDA and Adjusted Net Income (non-GAAP measures) to the Net Income with the GAAP Consolidated Statements of Operation for the three months ended October 31, 2019 and October 31, 2018, respectively.

Adjusted Net Income Reconciliation
	As of October 31,
	2019	2018
CONSOLIDATED STATEMENT of OPERATIONS:
Net Income (Loss)	$ 549,246	$ (843,632)
Interest	11,894	17
Depreciation and Amortization	141,604	391,863
EBITDA	$ 702,744	$ (451,752)

Adjustment for Non-Intangible Asset Depreciation	(14,409)	-
Stock Based Compensation	108,000	28,990
Gains not in ordinary course of business	(1,204,701)	(23,581)
Loss on discontinued operations	11,583
Loss on investments	156,698	-
Gain attributable to non-controlling interest	19,069	-
Adjusted net income	$ (221,016)	$ (446,343)

Note 13. Acquisition

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

On December 12, 2019 we entered into a settlement agreement with minority shareholders of CBJ Distributing, where MCIG would relinquish its ownership of CBJ Distributing in exchange for $120,000 and the return of 4,526,419 shares of MCIG common stock owned by the minority shareholders of CBJ Distributing.  The payment of the $120,000 will be paid over a 13-month period, with $45,000 paid on December 12, 2019, $25,000 due on January 25, 2020, and the remainder to be paid in 12 equal month installments of $4,166.

The Company adjusted the investment to $ 1,198,272 during its impairment analysis at the conclusion of the April 30, 2019 fiscal year audit.

Note 14. Related Parties and Related Party Transactions

The Company entered a Line of Credit with Paul Rosenberg (see Subsequent Events) for up to $100,000 in funding on May 1, 2016.  During 2016, the Company had various transactions in which Paul Rosenberg, the Company’s CEO and Chairman of the Board personally paid expenses on behalf of the Company.  As of April 30, 2018, the Company borrowed $173,312 from Paul Rosenberg.  On May 1, 2018, the Company increased the amount of the Line of Credit and Convertible Promissory Note for up to $250,000 in funding by Paul Rosenberg to accurately record the day-to-day transactions of the Company and Paul Rosenberg. In February 2019 we increased the line of credit to $1,000,000.  On August 1, 2019 the Company entered into a settlement agreement with Paul Rosenberg.  The Company transferred the 80% ownership of CAAcres, Inc., with a book value of $414,105 to Paul Rosenberg in exchange for eliminating the debt of $1,221,871 that was owed under the Line of Credit Agreement as of July 31, 2019.  The Company recorded the $907,766 forgiven by Paul Rosenberg as a gain on the sale of an asset. This transaction was not an arms length transaction; however, the benefits were clearly favorable to MCIG.  Since August 1, 2019 the Company has borrowed an additional $41,930 from Paul Rosenberg to sustain operations.

OBITX has a line of credit agreement with MCIG for up to $1,000,000.  Currently OBITX has borrowed $639,358 against the line of credit.  The line of credit has been periodically extended to support the initial operations of OBITX.  OBITX was previously consolidated with MCIG financial statements, but effective May 1, 2019 MCIG no longer has a controlling interest in OBITX.

On October 23, 2019 Paul Rosenberg retired 30,000,000 shares of common stock.

On October 31, 2019 the Company entered into a settlement agreement with Paul Rosenberg and Michael Hawkins (who is no longer a related party).  MCIG owed Paul Rosenberg $295,724.99 in accounts payable and owed Michael Hawkins $129,140.21 in accounts payable.  Paul Rosenberg and Michael Hawkins forgave these balances in exchange for the assignment of the $100,000 senior secured loan owed by Redfern BioSystems, Inc., to MCIG and the VitaCig assets (websites and trademarks), in which the Company was no longer conducting business. The book value of the VitaCig assets was $27,931.  The Company recorded the difference between the amount it owed to Paul Rosenberg and Michael Hawkins and the value of the assets it transferred as a gain on the sale of an asset. This transaction was not an arms length transaction; however, the benefits were clearly favorable to MCIG.

Note 15. Stockholders’ Equity

Common Stock

As of October 31, 2019, the Company was authorized to issue 560,000,000 common shares at a par value of $0.0001.  As of October 31, 2019, the Company had issued and outstanding 486,624,596 common shares.

During the six months ended October 31, 2019 the Company issued 1,500,000 for legal services rendered.  In addition, on October 23, 2019,  Paul Rosenberg retired 30,000,000 shares of common stock.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock, of which it has designated 23,000,000 as Series A Preferred, at $0.0001 par value.   The Company has 4,350,000 issued and outstanding as of October 31, 2019.  Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock.

Note 16. Subsequent Events

On December 12, 2019 we entered into a settlement agreement with minority shareholders of CBJ Distributing, where MCIG would relinquish its ownership of CBJ Distributing in exchange for $120,000 and the return of 4,526,419 shares of MCIG common stock owned by the minority shareholders of CBJ Distributing.  The payment of the $120,000 will be paid over a 13-month period, with $45,000 paid on December 12, 2019, $25,000 due on January 25, 2020, and the remainder to be paid in 12 equal month installments of $4,166.

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

The Company initially earned revenue through wholesale and retail sales of electronic cigarettes, vaporizers, and accessories in the United States. It offered electronic cigarettes and related products through its online store at www.mcig.org, as well as through the company’s wholesale, distributor, and retail programs. We expanded operations to include the VitaCig brand in 2014. Due to the recent awareness and negative publicity associated with vaping, we elected to shutdown this part of the Company’s operation on October 31, 2019.  The Company sold the websites and trademarks effective October 31, 2019 in exchange for the reduction of accounts payable to Michael Hawkins, the Company’s former CFO and Paul Roseberg. (see related party transactions)

The Company has been involved in the marijuana and cannabinoid (CBD), and electronic cigarette industries.  It currently markets, sales, services, and distributes cannabis wholesale supplies, CBD products, software, and electronic cigarettes, vaporizers, and accessories internationally and in the United States.

In FY2015 we began offering hemp based cannabinoid (“CBD”) products through various websites and wholesale distribution.  In 2016 the Company expanded its products and services to include construction.  In 2018 we added consulting services in the cannabis industry.  In addition, we launched a social media platform, 420Cloud, in the cannabis markets.   The Company continues to look at strategic acquisitions and product and service developments for future growth.  We are currently incubating a cannabis supply company.

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

We acquired approximately two acres of land in California City, California and obtained three cannabis licenses (cultivating, manufacturing, and distribution of cannabis products in California). We subsequently transferred the property to Paul Rosenberg in exchange for debt reduction. (See related party transactions)

In addition, the Company continues to look at strategic acquisitions in product and service developments for future growth.  On June 30, 2018 we acquired 80% of CBJ Distributing, a cannabis supply company in Nevada. On December 12, 2019 we entered into a settlement agreement with minority shareholders of CBJ Distributing, where MCIG would relinquish its ownership of CBJ Distributing in exchange for $120,000 and the return of 4,526,419 shares of MCIG common stock owned by the minority shareholders of CBJ Distributing.  The payment of the $120,000 will be paid over a 13 month period, with $45,000 paid on December 12, 2019, $25,000 due on January 25, 2020, and the remainder to be paid in 12 equal month installments of $4,166.

MCIG entered into a joint venture agreement with BRRX, Inc., to manage multiple pharmaceutical operations, in anticipation of the development of a premiere retail CBD division.

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

The estimated total retail value of hemp products sold in the U.S. in 2016 was $688 million, a 20% increase from the previous year.  There is an average of 15% annual growth in U.S. retail sales from 2010-2015.  China is the largest importer of raw and processed hemp fiber in the U.S.  Canada is the predominant importer of hemp seed and oil cake.

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

Vapolution, Inc.

On January 23, 2014, the Company entered into a Stock Purchase Agreement acquiring 100% ownership in Vapolution, Inc., which manufactures and retails home-use vaporizers. As part of this transaction, .mCig, Inc. issued 5,000,000 common shares to shareholders of Vapolution, Inc. in two separate payments of 2,500,000 common shares. The shareholders of Vapolution, Inc. retained the right to rescind the transaction, which expired on January 23, 2015 but was extended to May 23, 2015. Subsequently, on August 25, 2015, the final payment to the shareholders of Vapolution as extended to September 30, 2015 and the right to rescind the transaction was extended to June 30, 2018.  On April 30, 2015 the Company impaired the $625,000 initial investment into Vapolution, Inc., but maintains the $67,500 investment on its balance sheet for the second payment.

On January 23, 2014, Paul Rosenberg, CEO of mCig, Inc. cancelled an equal amount (2,500,000 shares) of common shares owned by him resulting in a net non-dilutive transaction to existing mCig, Inc. shareholders. The remaining 2,500,000 of common shares owned by Paul Rosenberg were cancelled to offset the 2,500,000 new shares issued from the treasury to complete the purchase of Vapolution, Inc.

On January 17, 2018 the Company entered into a settlement agreement with the previous owners of Vapolution, Inc., whereby they returned to the Company 1,700,000 shares of MCIG common stock, $961 in cash, and $40,541 in inventory. Prior to this, Vapolution was not incorporated in to the consolidated financial statements of the Company.  Effective January 17, 2018 we began consolidating Vapolution with the Company’s financial reports. Vapolution, Inc., is wholly owned by mCig, Inc.  Vapolution was shut down on December 15, 2019.

Cannabiz Supply, LLC

On June 30, 2019 the company elected to exercise its option to acquired Cannabiz Supply with an effective date of May 1, 2019.  The purchase price was $3,457,796.

On December 12, 2019 we entered into a settlement agreement with minority shareholders of CBJ Distributing, where MCIG would relinquish its ownership of CBJ Distributing in exchange for $120,000 and the return of 4,526,419 shares of MCIG common stock owned by the minority shareholders of CBJ Distributing.  The payment of the $120,000 will be paid over a 13-month period, with $45,000 paid on December 12, 2019, $25,000 due on January 25, 2020, and the remainder to be paid in 12 equal month installments of $4,166.

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

Results of operations for three months ended October 31, 2019

Our operating results for the three months ended October 31, 2019 and 2018 are summarized as follows:

	Three months ended October 31,
	2019	2018

Sales	$ 376,952	$ 548,036
Cost of Sales	284,418	568,896
Gross Profit	92,534	(20,860)
Total Operating Expenses	354,070	503,718
Other Income	1,118,577	23,045
Net Profit(Loss) from Continuing Operations	857,041	(501,533)

20

Results of Operations

Revenue

Our revenue from operations for the three months ended October 31, 2019 was $376,952 compared to $548,036, a decrease of $171,084 from the three months ended October 31, 2018.  This decrease is primarily a result of the non-consolidation of OBITX which recognized $46,320 in revenue for the three months ended October 31, 2018, along with a decrease of $124,764 in retail revenue for the three months ended October 31, 2018.

Cost of Goods Sold

Our cost of goods sold for the three months ended October 31, 2019 was $284,418 compared to $568,896 for the three months ended October 31, 2018. The decrease is primarily elimination of construction cost of goods of $30,905 along with a decrease in amortization and depreciation previously associated with OBITX for the period ending October 31, 2018 but is no longer consolidated in the quarter ending October 31, 2019.  Merchandise cost was reduced by $182,067 to $153,906 for the period ending $153,906.

Gross Profit

Our gross profit for the three months ended October 31, 2019 was $92,534 compared to a loss of $20,860 for the three months ended October 31, 2018. The gross profit of $92,534 for the three months ended October 31, 2019 represents approximately 25% as a percentage of total revenue. The gross loss of $20,860 for the three months ended October 31, 2018 represents approximately 104% as a percentage of total revenue. This increase in the gross profit is primarily attributed to the exclusion of amortization of assets directly associated with sales through OBITX which is no longer consolidated.

Operating Expenses

Our operating expenses decreased by $149,648 to $354,070 for the three months ended October 31, 2019, from $503,718 for the three months ended October 31, 2018.

The decrease was primarily due to the decrease in professional fees of $99,683, consulting fees of $99,033, and amortization and depreciation of $1,952 offset with an increase in selling, general, and administration of $19,651, marketing of $18,277, and bad debts of $13,092.

Our total operating expenses for the three months ended October 31, 2019 of $354,070 consisted of $174,604 of selling, general and administrative expenses, $21,529 of professional fees, consulting expense of $65,297, marketing expense of $7,740, bad debts of $13,092 and $71,808 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net (Loss)

Our net profit of $857,041 for the three months ended October 31, 2019 from a net loss of $501,533 for the three months ending October 31, 2018 represents a gain of $1,358,574. The decrease in net profit compared to the prior period net loss is primarily a result of the gross profit increase of $113,394, a decrease in operating expenses of $149,648 offset with other income of $1,118,577.

Results of operations for six months ended October 31, 2019 Our operating results for the six months ended October 31, 2019 and 2018 are summarized as follows:

	Six months ended October 31,
	2019	2018

Sales	$ 874,353	$ 1,178,710
Cost of Sales	529,872	1,170,254
Gross Profit	344,481	8,456
Total Operating Expenses	821,330	1,113,947
Other Income	1,036,109	23,581
Net Profit(Loss) from Continuing Operations	559,260	(1,081,910)

Revenue

Our revenue from operations for the six months ended October 31, 2019 was $874,353 compared to $1,178,710, a decrease of $304,357 from the six months ended October 31, 2018.  This decrease is primarily a result of the elimination of construction income along with a decrease of $188,037 in retail revenue for the six months ended October 31, 2018.

Cost of Goods Sold

Our cost of goods sold for the six months ended October 31, 2019 was $529,872 compared to $1,170,254 for the six months ended October 31, 2018. The decrease is primarily elimination of construction cost of goods of $180,100 along with a decrease in amortization and depreciation previously associated with OBITX for the period ending October 31, 2018 but is no longer consolidated in the quarter ending October 31, 2019.

Gross Profit

Our gross profit for the six months ended October 31, 2019 was $344,481 compared to $8,456 for the six months ended October 31, 2018. The gross profit of $344,481 for the six months ended October 31, 2019 represents approximately 39% as a percentage of total revenue. The gross profit of $8,456 for the six months ended October 31, 2018 represents less than 1% as a percentage of total revenue. This increase in the gross profit is primarily attributed to the exclusion of amortization of assets directly associated with sales through OBITX which is no longer consolidated.

Operating Expenses

Our operating expenses decreased by $292,617 to $821,330 for the six months ended October 31, 2019, from $1,113,947 for the six months ended October 31, 2018.

The decrease was primarily due to the decrease in professional fees of $180,475, consulting fees of $277,842, and amortization and depreciation of $8,283 offset with an increase in selling, general, and administration of $66,520, bad debts of $16,243, and stock based compensation of $79,010

Our total operating expenses for the six months ended October 31, 2019 of $821,330 consisted of $307,565 of selling, general and administrative expenses, $108,000 in stock based compensation, $40,123 of professional fees, consulting expense of $166,134, marketing expense of $41,661, bad debts of $16,243 and $141,604 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Profit (Loss)

Our net profit of $559,260 for the six months ended October 31, 2019 from a net loss of $1,081,910 for the six months ending October 31, 2018 represents a reduction of loss of $1,641,170. The increase gain compared to the prior period net loss is primarily a result of the gross profit increase of $336,025, a decrease in operating expenses of $292,617 offset with other income and expenses net gain of $1,012,528.

Liquidity and Capital Resources

Introduction

During the six months ended October 31, 2019 we utilized $200,963 in cash. Our cash on hand as of October 31, 2019 was $80,869.

Cash Requirements

We had cash available of $80,869 as of October 31, 2019.  Based on our revenues, cash on hand and current monthly burn rate, around break-even, we believe that our operations are sufficient to fund operations through April 2020.

Sources and Uses of Cash

Operations

Our operations provided a gain of $956,237 in cash by operating activities for the six months ended October 31, 2019, as compared to the use of $663,614 for the six months ended October 31, 2018.

Net cash used by operations consisted primarily of the net gain of $566,746 offset by non-cash expenses of $141,604 in depreciation and amortization of intangible assets, $108,000 in stock based compensation, and $153,365 in minority interest earnings of subsidiaries, net, offset by $157,193 in the net effect to cash from non-consolidation of OBITX. Additionally, changes in assets and liabilities consisted of decreases of $159,420 in accounts receivable, prepaid expenses of $10,100, inventory of 386,746 and other receivables of $51,450 with decreases in deferred revenue of $20,697, and $443,304 in accounts payable.

Investments

We gained $172,015 in investing activities for the six months ended October 31, 2019 compared to spending in investing activities of $542,053 for the six months ended October 31, 2018. Our investing activities was primarily the purchase of new equipment in CBJ Distributing. The gain was primarily through the sale of assets owned.

Financing

We had net cash used in financing activities of $1,329,215 while we had net proceeds of $1,077,307 for the six months ended October 31, 2019 and 2018 respectively.  Our financing activities consisted of a decrease of $1,177,482 in due to related party and $151,733 in notes payable.

Adjusted results of operations for three months ended October 31, 2019

Our adjusted operating results for the three months ended October 31, 2019 and 2018 are summarized as follows:

	Three months ended October 31,
	2019	2018

Sales	$ 376,952	$ 548,036
Cost of Sales	284,418	447,737
Gross Profit	92,534	100,299
Total Operating Expenses	286,570	429,958
Net Loss from Continuing Operations	(194,136)	(329,659)

Adjusted Results of Operations

Adjusted Revenue

Our adjusted revenue from operations for the three months ended October 31, 2019 was $376,952 compared to $548,036, a decrease of $171,084 from the three months ended October 31, 2018.  This decrease is primarily a result of the non-consolidation of OBITX which recognized $46,320 in revenue for the three months ended October 31, 2018, along with a decrease of $124,764 in retail revenue for the three months ended October 31, 2018.

Adjusted Cost of Goods Sold

Our adjusted cost of goods sold for the three months ended October 31, 2019 was $284,418 compared to $447,737 for the three months ended October 31, 2018. The decrease is due to the elimination of construction cost of goods, and merchandise cost reducted by $182,067 to $153,906 for the period.

Adjusted Gross Profit

Our adjusted gross profit for the three months ended October 31, 2019 was $92,534 compared to $100,299 for the three months ended October 31, 2018. The gross profit of $92,534 for the three months ended October 31, 2019 represents approximately 25% as a percentage of total revenue. The gross profit of $100,299 for the three months ended October 31, 2018 represents approximately 18% as a percentage of total revenue.

Adjusted Operating Expenses

Our adjusted operating expenses decreased by $143,288 to $286,670 for the three months ended October 31, 2019, from $447,737 for the three months ended October 31, 2018.

The decrease was primarily due to the decrease in professional fees of $82,183 and consulting fees of $99,033 offset with an increase in selling, general, and administration of $19,651, marketing of $18,277.

Our total adjusted operating expenses for the three months ended October 31, 2019 of $286,670 consisted of $174,604 of selling, general and administrative expenses, $39,029 of professional fees, consulting expense of $65,297, marketing expense of $7,740. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Adjusted Net Loss

Our adjusted net loss of $194,136 for the three months ended October 31, 2019 from a net loss of $329,659 for the three months ending October 31, 2018 represents a gain of $135,523. The decrease in net loss is primarily a result of, a decrease in operating expenses of $143,288 offset with the gross profit decrease of $7,765.

Adjusted Results of operations for six months ended October 31, 2019

Our adjusted operating results for the six months ended October 31, 2019 and 2018 are summarized as follows:

	Six months ended October 31,
	2019	2018

Sales	$ 874,353	$ 1,178,710
Cost of Sales	529,872	928,278
Gross Profit	344,481	250,432
Total Operating Expenses	572,983	935,070
Net Profit(Loss) from Continuing Operations	(228,502)	(694,025)

Adjusted Revenue

Our adjusted revenue from operations for the six months ended October 31, 2019 was $874,353 compared to $1,178,710, a decrease of $304,357 from the six months ended October 31, 2018.  This decrease is primarily a result of the elimination of construction income along with a decrease of $188,037 in retail revenue for the six months ended October 31, 2018.

Adjusted Cost of Goods Sold

Our cost of goods sold for the six months ended October 31, 2019 was $529,872 compared to $928,278 for the six months ended October 31, 2018. The decrease is primarily elimination of construction cost of goods, along with a decrease of $228,548 in retail revenue for the three months ended October 31, 2018.

Adjusted Gross Profit

Our adjusted gross profit for the six months ended October 31, 2019 was $344,481 compared to $250,432 for the six months ended October 31, 2018. The gross profit of $344,481 for the six months ended October 31, 2019 represents approximately 39% as a percentage of total revenue. The gross profit of $250,432 for the six months ended October 31, 2018 represents approximately 21% as a percentage of total revenue.

Adjusted Operating Expenses

Our adjusted operating expenses decreased by $362,087 to $572,983 for the six months ended October 31, 2019, from $935,070 for the six months ended October 31, 2018.

The decrease was primarily due to the decrease in professional fees of $162,975 and consulting fees of $277,842 offset with an increase in selling, general, and administration of $66,520 and marketing and advertising of $12,210.

Our total adjusted operating expenses for the six months ended October 31, 2019 of $572,983 consisted of $307,565 of selling, general and administrative expenses, $57,623 of professional fees, consulting expense of $166,134 and marketing expense of $41,661. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Adjusted Net (Loss)

Our adjusted net loss of $228,502 for the six months ended October 31, 2019 from a net loss of $694,025 for the six months ending October 31, 2018 represents a reduction of loss of $456,136. The decrease in adjusted net loss compared to the prior period adjusted net loss is primarily a result of the adjusted gross profit increase of $94,049 and a decrease in operating expenses of $362,087.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months ended October 31, 2019 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2019. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

mCig, Inc.

Dated: December 27, 2019		/s/ Paul Rosenberg
	By:	Paul Rosenberg
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: December 27, 2019		/s/ Paul Rosenberg
	By:	Paul Rosenberg
	Its:	Chief Financial Officer (Principal Financial Officer)