Form 10-Q
period 2020-01-31
mCig, Inc.
filed 2020-04-13
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[√]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-55986

mCig, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-4439285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9332 N 95th Way Ste B109, Scottsdale, AZ	85258
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(570) 778-6459

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [√]
As of March 15, 2020, the Company had 503,374,596 shares of common stock, $0.0001 par value outstanding.
Transitional Small Business Disclosure Format Yes [ ] No [√]

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended April 30, 2019. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended January 31, 2020 are not necessarily indicative of the results that can be expected for the year ending April 30, 2020.

mCig, Inc.
and SUBSIDIARIES
Consolidated Balance Sheets
ASSETS
	January 31, 2020	April 30, 2019
	(unaudited)
Current Assets
Cash and cash equivalents	$ 19,766	$ 281,832
Accounts receivable, net	40,000	265,181
Inventory	-	818,359
Work in Progress	-	21,605
Reserve for Cancelled Stock	1,357,925	-
Notes and other receivable	669,359	130,193
Prepaid expenses	-	13,940
Total current assets	2,087,050	1,531,110
Property, plant and equipment, net	2,473	2,676,734
Cost basis investment	834,824	911,534
Equity investments	2,642,462	-
Intangible assets, net	512,537	486,896
Total assets	$ 6,079,346	$ 5,606,274
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 180,817	$ 830,621
Due to shareholder	83,236	1,219,412
Other current liabilities	240,954	391,885
Deferred revenue	-	20,977
Total current liabilities	505,007	2,462,895
Long term liabilities
Notes payable	253,706	275,000
Total long term liabilities	253,706	275,000
Total Liabilities	758,713	2,737,895
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;	335	435
	3,350,000 and 4,350,000 shares issued and outstanding, as
of January 31, 2020 and April 30, 2019, respectively.
Common stock, $0.0001 par value, voting; 560,000,000 shares	50,287	51,512
authorized; 502,874,596 and 515,124,596 shares issued, and
outstanding, as of Januaary 31, 2020 and April 30, 2019, respectively.
Treasury stock	(680,330)	(680,330)
Additional paid in capital	15,311,067	13,968,212
Accumulated deficit	(9,343,824)	(9,265,671)
Total stockholders' equity	5,337,535	4,074,158
Non-controlling interest	(16,902)	(1,205,779)
Total equity	5,320,633	2,868,379
Total liabilities and stockholders' equity	$ 6,079,346	$ 5,606,274
See accompanying notes to unaudited consolidated financial statements. 4

mCig, Inc.
and SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the three months ended January 31,		For the nine months ended January 31,
	2020	2019	2020	2019
Sales	$ 33,415	$ 763,084	$ 908,871	$ 1,941,478
Construction costs	-	6,586	-	186,686
Merchandise	20,685	322,328	498,062	884,147
Commissions	-	33,881	28,658	83,356
Merchant fees, shipping, and other costs	347	26,241	24,183	163,032
Amortization and depreciation as a COG	-	121,159	-	363,135
Total Cost of Sales	21,032	510,195	550,903	1,680,356
Gross Profit	12,383	252,889	357,968	261,122
Selling, general, and administrative	83,716	144,830	379,535	383,041
Professional fees	19,900	73,578	60,023	259,956
Stock based compensation	153,000	-	261,000	28,990
Marketing & advertising	559	40,098	44,316	60,487
Research and development	-	-	-	-
Consultant fees	36,760	142,495	207,544	632,682
Bad Debts	-	1,250,000	16,243	1,250,000
Amortization and depreciation	67,137	69,176	208,741	219,063
Total operating expenses	361,072	1,720,177	1,177,402	2,834,219
Income (Loss) from operations	(348,689)	(1,467,288)	(819,434)	(2,573,097)
Other income (expense)	(3,414)	1,541	1,032,695	25,319
Net income (loss) before non-controlling interest	(352,103)	(1,465,747)	213,261	(2,547,778)
Loss on discontinued operations	(307,468)	(16,568)	(319,052)	(16,568)
Net income(loss) before minority interest	(659,571)	(1,482,315)	(105,791)	(2,564,346)
Gain attributable to non-controlling interest	14,907	731,671	33,975	1,022,382
Net income (loss) attributable to controlling interest	$ (644,664)	$ (750,644)	$ (71,816)	$ (1,541,964)
Basic and diluted (Loss) per share:
Income(Loss) per share from continuing operations	(0.0007)	(0.0015)	0.0005	(0.0033)
Income(Loss) per share	(0.0013)	(0.0015)	(0.0001)	(0.0033)
Weighted average shares outstanding - basic and diluted	494,192,531	502,437,639	508,022,241	462,457,256

See accompanying notes to unaudited consolidated financial statements. 5

mCig, Inc.
and SUBSIDIARIES
Statements of Cash Flows

	For the Nine Months Ended January 31,
	2020	2019
Cash flows from operating activities:
Net (Loss)	(71,816)	$ (2,564,358)
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Depreciation and amortization	208,741	570,739
Common stock issued for services	256,500	28,990
Net effect to cash flow from non-consolidation	(157,193)	-
Minority Interest in earnings of subsidiaries, Net	153,365	-
Decrease (Increase) in:
Accounts receivable, net	36,928	(320,164)
Other receivable	(48,550)	(146,471)
Inventories	459,557	(1,342,837)
Prepaid expenses and other current assets	10,100	66,112
Accounts payable, accrued expenses and taxes payable	(91,630)	359,653
Deferred revenue	(21,257)	49,165
Reserve for uncollectable accounts	(452)	1,417,284
Total adjustment to reconcile net income to net cash	806,109	682,471
Net cash provided In operating activities	734,293	(1,881,887)
Cash flows from investing activities:
Increase (Decrease) in:
Cost basis investments	(315,550)	409,502
Acquisition of property, plant and equipment	(149,874)	(179,000)
Acquisition of intangible assets	1,459	79,912
Net cash received in investing activities	(463,965)	310,414
Cash Flows From Financing Activities:
Borrowing from related party, net	85,695	646,427
Notes Payable	(172,225)	91,365
Proceeds from Issuance of Stock, Net	(445,864)	702,028
Net Cash Provided By Financing Activities	(532,394)	1,439,820
Net Change in Cash	(262,066)	(131,653)
Cash at Beginning of Year	281,832	511,950
Cash at End of Period	$ 19,766	$ 380,297

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$ 13,481	$ -
Cash paid for income taxes	$ -	$ -
Non-cash Investing and Financing Activities:
Stock issued for cannabis licenses in California	-	292,500
Stock issued for purchase of CBJ Distributing	-	3,043,537
Stock issued for land acquisition in California	-	67,500
Intangible Assets exchanges for accounts payable	27,930
Notes receivable in exchange for accounts payable	100,000
Land transfer in exchange for accounts payable	314,105
Settlement of Due to Related Party	1,221,871
Joint Venture investment with BRRX Management	166,675
Settlement of CBJ Distributing	1,357,473
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

mCig Internet Sales, Inc.

On June 1, 2016, the Company incorporated mCig Internet Sales, Inc., (“mCig Internet”) in the state of Florida in order to operate our CBD business and to consolidate all wholesale and online retail sales from various websites.  mCig Internet is a wholly owned subsidiary of the Company. We closed the CBJ Operations on December 12, 2019.

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

As of January 31, 2020, the Company had no allowance for obsolescence.

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

Accounts Receivable

The Company’s accounts receivable in its retail operations.  As the retail division is either paid through credit card processing and prepaid wholesale purchases, the Company projects insignificant amounts of outstanding accounts receivable for its retail division. The Company recognizes receipt of payment at the time the funds are deposited with the merchant services account of the Company. When the merchant services vendor determines to maintain a reserve for potential refunds and chargebacks, the Company reviews the reserve, to i) determine if the reserve is probably uncollectible, and ii) if a loss is probable, a reasonable estimate of the amount of the loss.  We then allocate a portion of the reserve for bad debt, in accordance with FASB ASC 450-20-25-2.  Once the vendor releases the funds, the bad debt reserve is appropriately reversed. At the time of acquisition of CBJ the Company accepted the accounts receivable with a lien on the stock issued as collateral for the collection of those receivables.  Due to the discontinued operations of Grow Contractors and the settlement agreement, the Company has eliminated the construction reserve and the CBJ reserve. The Company recognized $0 as an uncollectable reserve for the nine months ending January 31, 2020 and January 31, 2019.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 and $0 in excess of federally insured limits at January 31, 2020 and April 30, 2019.

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

Note 4. Property, Plant and Equipment

The following is a detail of equipment at January 31, 2020 and April 30, 2019:

Property, Plant, and Equipment
	As of	As of
	January 31, 2019	April 30, 2019
Office furniture	$29,090	$29,090
Rollies machine	5,066	5,066
Computer equipment	1,723	1,544
420 Cloud	3,129,412	3,129,412
Farm equipment	30,765	30,765
Warehouse equipment	193,388	67,471
Plant Development	21,605	-
Land	292,500	292,500
Total acquisition cost	$3,703,549	$3,555,848
Accumulated depreciation	892,234	835,986
Write-down	43,128	43,128
Sell of assets	314,105	-
Discontinued operations	2,451,609	-
Total property, plant, and equipment	$2,473	$2,676,734

Depreciation expense on property, plant and equipment was $255 and $381,876 for the three months ended January 31, 2020 and 2019, respectively.

Note 5: Work in Progress

The Company reports its development of the facilities for its land owned in California as work in progress. The Company has expended funds in site development and design. The Company expended $0 for the quarter ending January 31, 2020 and $21,605 for the year ended April 30, 2019. The Company no longer tracks Work in Progress as it no longer has an ownership interest in CAAcres, Inc.

Note 6: Inventory

Inventory is primarily held in retail sales. Inventory consists of resale items. We had no inventory as of January 31, 2020 compared to $818,359 as of April 30, 2019.

Note 7:  Accounts Receivable

The Company’s accounts receivable is from the settlement agreement with CBJ Distributing in the amount of $40,000 as of January 31, 2020.  The amount of accounts receivable from its direct customers as of April 30, 2019 was $265,181.

We utilize high risks credit card processing companies. Vendors tasked with accepting all credit card payments for purchases from its customers, are typically held in escrow for potential chargebacks.  As traditional credit card processing is unavailable in the cannabis markets, we utilize services that require greater holding periods and higher retention requirements.  The Company has negotiated the settlement of CBJ Distributing and as such all the accounts for outstanding receivable owed by customers, including the reserve for uncollectible accounts have been eliminated.

Note 8. Intangible Assets: The following reflects our intangible assets:

Intangible Assets

	As of	As of
	January 31, 2020	April 30, 2019
Domains	$290,468	$365,847
Trademarks	400,000	455,860
Website	22,841	30,491
California City cannabis licenses	228,085	-
VitaCBD	200,000	200,000
Total acquisition cost	$1,141,394	$1,052,198
Less: Amortization	(622,882)	(486,447)
Adjustment for sale of asset	-	(72,880)
Write-off	(5,975)	(5,975)
Current Intangible Assets	$512,537	$486,896

Note 9. Cost Basis Investments The Company has invested $852,624 through January 31, 2020. A breakdown of these investments includes:

Cost Basis Investments
	As of	As of
	January 31, 2020	April 30, 2019
Stony Hill Corp	$700,000	$700,000
Omni Health, Inc	152,023	152,023
BRRX Management	148,875	-
New York Hemp Pilot Program	-	50,000
California City cannabis licenses	-	225,585
Agri-Contractors, LLC	-	160,008
Redfern BioSystems, Inc.	9,949	9,949
Total acquisition cost	$1,010,847	$1,297,565
Impairment	(176,023)	(386,031)
	$834,824	$911,534

The Company reclassified the California City cannabis licenses from a cost basis investment in 2019 to an intangible asset on May 1, 2019 for Fiscal Year 2020.

Note 10. Equity Investments

As OBITX is no longer a subsidiary controlled by the Company we have reclassified the investment as an equity basis investment. Effective May 1, 2019 OBITX is no longer consolidated with MCIG’s financial statements.  The Company records its equity investment (loss) as other income(expense) on the profit and loss statement.  The Company has recorded a loss of $156,698 for the nine months ended January 31, 2020.

Note 11. Business Segments:

The Company no longer operates primarily in segments.  We will continue to report segments for fiscal year 2020 in order to provide our shareholders a comparable performance capability.  In FY2019, which ended April 30, 2019, we had 4 segments; i) cultivation, manufacturing, and distribution, ii) retail sales, iii) technology, and iv) agriculture, and vi) corporate.

Information concerning the revenues and operating income (loss) for the three and nine months ended January 31, 2020 and 2019, and the identifiable assets for the segments in which the Company operates are shown in the following table:

Business Segments
For the three months ended January 31, 2020	Construction	Retail	Technology	Agriculture	Corporate	Total
Revenue	$ -	$ 33,415	$ -	$ -	$ -	$ 33,415
Segment Income (Loss) from Operations	-	(85,405)	-	-	(559,259)	(644,664)
Total Assets	-	379,637	-	-	5,699,709	6,079,346
Capital Expenditures	-	(149,874)	-	-	289,030	139,156
Depreciation and Amortization	-	24,076	-	-	43,061	67,137

For the three months ended January 31, 2019	Construction	Retail	Technology	Agriculture	Corporate	Total
Revenue	$ -	$ 754,114	$ 8,970	$ -	$ -	$ 763,084
Segment Income from Operations	(54,407)	208,617	(1,436,719)	(44,261)	(140,518)	(1,467,288)
Total Assets	641,294	978,299	4,113,713	(79,385)	4,363,153	10,017,074
Capital Expenditures	-	72,636	312	-	-	72,948
Depreciation and Amortization	2,070	21,316	121,805	2,067	43,077	190,335

Business Segments
For the nine months ended January 31, 2020	Construction	Retail	Technology	Agriculture	Corporate	Total
Revenue	$ -	$ 908,871	$ -	$ -	$ -	$ 908,871
Segment Income (Loss) from Operations	-	(187,225)	-	-	115,409	(71,816)
Total Assets	-	379,637	-	-	5,699,709	6,079,346
Capital Expenditures	-	(149,874)	-	-	1,459	(148,415)
Depreciation and Amortization	-	79,526	-	-	129,215	208,741

For the nine months ended January 31, 2019	Construction	Retail	Technology	Agriculture	Corporate	Total
Revenue	$ 70,000	$ 1,816,188	$ 46,320	$ -	$ -	$ 1,941,478
Segment Income from Operations	(286,002)	341,126	(1,929,462)	(243,902)	(454,857)	(2,564,346)
Total Assets	641,294	978,299	4,113,713	(79,385)	4,363,153	10,017,074
Capital Expenditures	-	72,636	277,966	(503,554)	(232,470)	(385,422)
Depreciation and Amortization	6,211	75,243	365,312	6,201	129,231	582,198

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

The following tables reflect the non-GAAP Consolidated Statements of Operations for the three and nine months ended January 31, 2020 and 2019, respectively.

mCig, Inc.
and SUBSIDIARIES
Adjusted Consolidated Statements of Operations (Unaudited)

	For the quarter ended January 31,		For the nine months ended January 31,
	2020	2019	2020	2019
Sales	$ 33,415	$ 763,084	$ 908,871	$ 1,941,478
Construction costs	-	6,586	-	186,686
Merchandise	20,685	322,328	498,062	884,147
Commissions	-	33,881	28,658	83,356
Merchant fees, shipping, and other costs	347	26,241	24,183	163,032
Total Cost of Sales	21,032	389,036	550,903	1,317,221
Gross Profit	12,383	374,048	357,968	624,257
Selling, general, and administrative	83,716	144,830	379,535	383,041
Professional fees	19,900	27,635	60,023	114,984
Marketing & advertising	559	40,098	44,316	60,487
Consultant fees	36,760	142,495	207,544	632,682
Total operating expenses	140,935	355,058	691,418	1,191,194
Income (Loss) from operations	(128,552)	18,990	(333,450)	(566,937)
Other income (expense)	-	-	-	-
Net income from operations	(128,552)	18,990	(333,450)	(566,937)
Loss on discontinued operations	-	6,282	(319,052)	121,300
Net income(loss) before minority interest	(128,552)	25,272	(652,502)	(445,637)
Gain attributable to non-controlling interest	14,907	-	33,975	-
Net income (loss) attributable to controlling interest	$ (113,645)	$ 18,990	$ (618,527)	$ (445,637)
Basic and diluted (Loss) per share:
Income(Loss) per share from continuing operations	(0.0002)	0.0000	0.0000	(0.0010)
Income(Loss) per share	(0.0002)	0.0000	0.0000	(0.0010)
Weighted average shares outstanding - basic and diluted	494,192,531	502,437,639	508,022,241	462,457,256

See accompanying notes to unaudited consolidated financial statements.

14

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

On October 23, 2019 Paul Rosenberg retired 30,000,000 shares of common stock.

On January 31, 2019 the Company entered into a settlement agreement with Paul Rosenberg and Michael Hawkins (who is no longer a related party).  MCIG owed Paul Rosenberg $295,724.99 in accounts payable and owed Michael Hawkins $129,140.21 in accounts payable.  Paul Rosenberg and Michael Hawkins forgave these balances in exchange for the assignment of the $100,000 senior secured loan owed by Redfern BioSystems, Inc., to MCIG and the VitaCig assets (websites and trademarks), in which the Company was no longer conducting business. The book value of the VitaCig assets was $27,931.  The Company recorded the difference between the amount it owed to Paul Rosenberg and Michael Hawkins and the value of the assets it transferred as a gain on the sale of an asset. This transaction was not an arms length transaction; however, the benefits were clearly favorable to MCIG.

Mike W. Aertker. become Co-CEO of MCIG Inc. on 5th of July, 2019. He left the company on November 1, 2019.

Note 15. Stockholders’ Equity

Common Stock

As of January 31, 2020, the Company was authorized to issue 560,000,000 common shares at a par value of $0.0001.  As of January 31, 2020, the Company had issued and outstanding 502,874,596 common shares.

During the nine months ended January 31, 2020 the Company issued 1,500,000 for legal services rendered and 2,500,000 in stock based compensation. The Company issued 3,750,000 in the establishment of BRRX Management, Inc.  In addition, on January 23, 2019 Paul Rosenberg retired 30,000,000 shares of common stock.  An additional 10,000,000 shares were issued as a conversion of Series A Preferred stock by APO Holdings, LLC.

Preferred Stock

The Company has authorized 50,000,000 shares of preferred stock, of which it has designated 23,000,000 as Series A Preferred, at $0.0001 par value.   The Company has 3,350,000 issued and outstanding as of January 31, 2020.  During the quarter ending January 31, 2020 1,000,000 shares of Series A Preferred stock was converted into 10,000,000 shares of common stock.  Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock.

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

On January 17, 2018 the Company entered into a settlement agreement with the previous owners of Vapolution, Inc., whereby they returned to the Company 1,700,000 shares of MCIG common stock, $961 in cash, and $40,541 in inventory. Prior to this, Vapolution was not incorporated in to the consolidated financial statements of the Company.  Effective January 17, 2018 we began consolidating Vapolution with the Company’s financial reports. Vapolution, Inc., is wholly owned by mCig, Inc.  Vapolution was shutdown on December 15, 2019.

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

Results of operations for three months ended January 31, 2020

Our operating results for the three months ended January 31, 2020 and 2019 are summarized as follows:

	Three months ended January 31,
	2020	2019

Sales	$ 33,415	$ 763,084
Cost of Sales	21,032	510,195
Gross Profit	12,383	252,889
Total Operating Expenses	361,072	1,720,177
Net (Loss) from Continuing Operations	(348,689)	(1,467,288)

20

Results of Operations

Revenue

Our revenue from operations for the three months ended January 31, 2020 was $33,415 compared to $763,084, a decrease of $729,669 from the three months ended January 31, 2019.  This decrease is primarily a result of the non-consolidation of OBITX and the elimination of CBJ Distributing on December 12, 2019.

Cost of Goods Sold

Our cost of goods sold for the three months ended January 31, 2020 was $21,032 compared to $510,195 for the three months ended January 31, 2019. The decrease is primarily elimination of construction cost of goods, amortization and depreciation, and CBJ Distributing.

Gross Profit

Our gross profit for the three months ended January 31, 2020 was $12,383 compared to $253,889 for the three months ended January 31, 2019. The gross profit of $12,383 for the three months ended January 31, 2020 represents approximately 37% as a percentage of total revenue. The gross profit of $252,889 for the three months ended January 31, 2019 represents approximately 33% as a percentage of total revenue.

Operating Expenses

Our operating expenses decreased by $1,359,105 to $361,072 for the three months ended January 31, 2020, from $1,720,177 for the three months ended January 31, 2019.

The decrease was primarily due to the decrease in professional fees of $53,678, consulting fees of $105,735,  selling, general, and administration of $61,114, marketing of $39,539, bad debt of 1,250,000, and amortization and depreciation of $2,039 offset with an increase in stock based compensation of $153,000.

Our total operating expenses for the three months ended January 31, 2020 of $361,072 consisted of $83,716 of selling, general and administrative expenses, $19,900 of professional fees, consulting expense of $36,760, marketing expense of $559, stock based compensation of $153,000,  and $67,137 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Loss

Our net loss of $348,689 for the three months ended January 31, 2020 from a net loss of $1,467,288 for the three months ending January 31, 2019 represents a gain of $1,118,599. The decrease in net loss compared to the prior period net loss is primarily a result of the gross profit decrease of $240,506 and a decrease in operating expenses of $1,359,105.

Results of operations for nine months ended January 31, 2020 Our operating results for the nine months ended January 31, 2020 and 2019 are summarized as follows:

	Nine months ended January 31,
	2020	2019

Sales	$ 908,871	$ 1,941,478
Cost of Sales	550,903	1,680,356
Gross Profit	357,968	261,122
Total Operating Expenses	1,177,402	2,834,219
Net Profit(Loss) from Continuing Operations	(819,434)	(2,573,097)

Revenue

Our revenue from operations for the nine months ended January 31, 2020 was $908,871 compared to $1,941,478, a decrease of $1,032,607 from the nine months ended January 31, 2019.  This decrease is primarily a result of the elimination of construction income along with the elimination of CBJ Distributing retail sales as of December 12, 2019.

Cost of Goods Sold

Our cost of goods sold for the nine months ended January 31, 2020 was $550,903 compared to $1,680,356 for the nine months ended January 31, 2019. The decrease is primarily elimination of construction cost of goods and CBJ Distributing sales.

Gross Profit

Our gross profit for the nine months ended January 31, 2020 was $357,968 compared to $261,122 for the nine months ended January 31, 2019. The gross profit of $357,968 for the nine months ended January 31, 2020 represents approximately 39% as a percentage of total revenue. The gross profit of $261,122 for the nine months ended January 31, 2019 represents approximately 13% as a percentage of total revenue. This increase in the gross profit is primarily attributed to the exclusion of amortization of assets directly associated with sales through OBITX which is no longer consolidated.

Operating Expenses

Our operating expenses decreased by $1,656,817 to $1,177,402 for the nine months ended January 31, 2020, from $2,834,219 for the nine months ended January 31, 2019.

The decrease was primarily due to the decrease in professional fees of $199,933, consulting fees of $425,138,  selling, general, and administration of $3,506, marketing of $16,171, bad debt of 1,233,757, and amortization and depreciation of $10,332 offset with an increase in stock based compensation of $232,010.

Our total operating expenses for the nine months ended January 31, 2020 of $1,177,902 consisted of $379,535 of selling, general and administrative expenses, $60,023 of professional fees, consulting expense of $207,544, marketing expense of $44,316, stock-based compensation of $261,000, and $208,741 of amortization and depreciation expenses. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Loss

Our net loss of $819,434 for the nine months ended January 31, 2020 from a net loss of $2,573,097 for the nine months ending January 31, 2019 represents a reduction of loss of $1,753,663. The decrease to the prior period net loss is primarily a result of the gross profit increase of $96,846, and a decrease in operating expenses of $1,656,817.

Liquidity and Capital Resources

Introduction

During the nine months ended January 31, 2020 we utilized $262,066 in cash. Our cash on hand as of January 31, 2019 was $19,766.

Cash Requirements

We had cash available of 19,766 as of January 31, 2020.  Based on our revenues, cash on hand and current monthly burn rate, we believe that our operations are sufficient to fund operations through April 2020.

Sources and Uses of Cash

Operations

Our operations produced $734,293 in cash by operating activities for the nine months ended January 31, 2020, as compared to the use of $1,881,887 for the nine months ended January 31, 2019.

Net cash used by operations consisted primarily of the net loss of $71,816 offset by non-cash expenses of $208,741 in depreciation and amortization of intangible assets, $256,500 in stock based compensation, and $153,365 in minority interest earnings of subsidiaries, net, offset by $157,193 in the net effect to cash from non-consolidation of OBITX. Additionally, changes in assets and liabilities consisted of decreases of $36,928 in accounts receivable, prepaid expenses of $10,100, inventory of 459,557 and other receivables of $48,550 with decreases in deferred revenue of $21,257, $91,630 in accounts payable, and reserve for uncollectable accounts of  $452.

Investments

We gained $463,965 in investing activities for the nine months ended January 31, 2020 compared to spending in investing activities of $310,414 for the nine months ended January 31, 2019. Our investing activities was primarily due to the settlement of accounts payable, through sale of assets owned.

Financing

We had net cash used in financing activities of $532,394 while we had net proceeds of $310,414 for the nine months ended January 31, 2020 and 2019 respectively.  Our financing activities consisted of an increase of $85,695 in due to related party offset by paying off $172,225 in notes payable and the loss of $445,864 through the proceeds from issuance of stock.

Adjusted results of operations for three months ended January 31, 2020

Our adjusted operating results for the three months ended January 31, 2020 and 2019 are summarized as follows:

	Three months ended January 31,
	2020	2019

Sales	$ 33,415	$ 763,084
Cost of Sales	21,032	389,036
Gross Profit	12,383	374,048
Total Operating Expenses	140,935	355,058
Net Profit (Loss) from Continuing Operations	(128,552)	18,990

Adjusted Results of Operations

Adjusted Revenue

Our adjusted revenue from operations for the three months ended January 31, 2020 was $33,415 compared to $763,084, a decrease of $729,669 from the three months ended January 31, 2019.  This decrease is primarily a result of the non-consolidation of OBITX and the elimination of CBJ Distributing on December 12, 2019.

Adjusted Cost of Goods Sold

Our cost of goods sold for the three months ended January 31, 2020 was $21,032 compared to $389,036 for the three months ended January 31, 2019. The decrease is primarily elimination of construction cost of goods, amortization and depreciation, and CBJ Distributing.

Adjusted Gross Profit

Our adjusted gross profit for the three months ended January 31, 2020 was $12,383 compared to $374,048 for the three months ended January 31, 2019. The adjusted gross profit of $12,383 for the three months ended January 31, 2020 represents approximately 37% as a percentage of total revenue. The adjusted gross profit of $374,048 for the three months ended January 31, 2019 represents approximately 49% as a percentage of total revenue.

Adjusted Operating Expenses

Our adjusted operating expenses decreased by $214,123 to $140,935 for the three months ended January 31, 2020, from $355,058 for the three months ended January 31, 2019.

The decrease was primarily due to the decrease in professional fees of $7,735 consulting fees of $105,735, selling, general, and administration of $61,114, and marketing of $39,539.

Our total adjusted operating expenses for the three months ended January 31, 2020 of $140,935 consisted of $83,716 of selling, general and administrative expenses, $19,900 of professional fees, consulting expense of $36,760, and marketing expense of $559. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Adjusted Net Loss

Our adjusted net loss of $128,552 for the three months ended January 31, 2020 from a net profit of $18,990 for the three months ending January 31, 2019 represents a decrease of $147,542. The net loss compared to the prior period net profit is primarily a result of the gross profit decrease of $361,665 and a decrease in operating expenses of $214,123.

Adjusted Results of operations for nine months ended January 31, 2020

Our adjusted operating results for the nine months ended January 31, 2020 and 2019 are summarized as follows:

	Nine months ended January 31,
	2020	2019

Sales	$ 908,871	$ 1,941,478
Cost of Sales	550,903	1,317,221
Gross Profit	357,968	624,257
Total Operating Expenses	691,418	1,191,194
Net Profit(Loss) from Continuing Operations	(333,450)	(566,937)

Adjusted Revenue

Our adjusted revenue from operations for the nine months ended January 31, 2020 was $908,871 compared to $1,941,478, a decrease of $1,032,607 from the nine months ended January 31, 2019. This decrease is primarily a result of the elimination of construction income along with the elimination of CBJ Distributing retail sales as of December 12, 2019.

Adjusted Cost of Goods Sold

Our adjusted cost of goods sold for the nine months ended January 31, 2020 was $550,903 compared to $1,317,221 for the nine months ended January 31, 2019. The decrease is primarily elimination of construction cost of goods and CBJ Distributing sales.

Adjusted Gross Profit

Our adjusted gross profit for the nine months ended January 31, 2020 was $357,968 compared to $624,257 for the nine months ended January 31, 2019. The gross profit of $357,968 for the nine months ended January 31, 2020 represents approximately 39% as a percentage of total revenue. The gross profit of $624,257 for the nine months ended January 31, 2019 represents approximately 32% as a percentage of total revenue. This increase in the adjusted gross profit is primarily attributed to the exclusion of amortization of assets directly associated with sales through OBITX which is no longer consolidated.

Adjusted Operating Expenses

Our adjusted operating expenses decreased by $499,776 to $691,418 for the nine months ended January 31, 2020, from $1,191,194 for the nine months ended January 31, 2019. The decrease was primarily due to the decrease in professional fees of $54,961, consulting fees of $425,138, selling, general, and administration of $3,506, and marketing of $16,171. Our total adjusted operating expenses for the nine months ended January 31, 2020 of $691,418 consisted of $379,535 of selling, general and administrative expenses, $60,023 of professional fees, consulting expense of $207,544, and marketing expense of $44,316. Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Loss

Our net loss of $333,450 for the nine months ended January 31, 2020 from a net loss of $566,937 for the nine months ending January 31, 2019 represents a reduction of loss of $233,487. The decrease to the prior period net loss is primarily a result of the gross profit decrease of $266,289, and a decrease in operating expenses of $499,776.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months ended January 31, 2020 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company subsidiary, Grow Contractors, Inc., along with the Company and its officers was sued by APEX Management, LLC and Apex Operations, LLC (the "Solaris" project) for the return of approximately $600,000 in cash paid for services they allege were never provided. We have countersued for the payment of approximately $425,000 in services provided that have not yet been paid for. In addition, we have sued both Michael Sassano and Ronald Sassano individually for their roles in the alleged actions. The cases were settled in August 2019, which results have been reflected in this annual filing. The case files were sealed by the state and federal courts for the protection of all parties.

The Company subsidiary, Grow Contractors, Inc., was sued for alleged faulty services provided in the state of Oregon. Grow Contractors alleges it has outstanding, unpaid invoices and services were stopped for lack of payment. The case has been sent to arbitration which is expected to be conducted within the next calendar year.

The company subsidiary, NYAcres, has filed a lawsuit against FarmOn! Foundation, Tessa Edick (our former NYACres CEO), and multiple FarmOn! Foundation board members. We are seeking enforcement of the agreement entered into by FarmOn! Foundation and Tessa Edick. The Company has invested approximately $900,000 into this venture and has harvested 28,000 hemp plants from approximately 13 acres of land. A condition to the agreement was that FarmOn! Foundation would obtain permission for both NYAcres and FarmOn! Foundation to grow Hemp through the New York state requirement process. FarmOn! Foundation obtain the license solely in their name. We have made massive improvement to the land, acquired equipment, and had various hemp seeds in inventory when FarmOn! Foundation removed NYAcres from the site. We believe FarmOn! Foundation has utilized our hemp seeds to plant its current crop in production. Recently the courts ruled in favor of NYAcres and dismissed the lawsuit due to the fact that FarmOn! Foundation maintains the license and NYAcres does not. We are appealing the findings.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 1,500,000 shares of common stock to Carl G. Hawkins for legal services provided through May 8, 2019.

The Company issued 2,000,000 shares of common stock to Mike W. Aertker as stock based compensation with an effective date of October 27, 2019.

The Company issued 500,000 shares of common stock to Zoha Development, LLC, owned by Ronald Sassano, as stock based compensation with an effective date of January 6, 2020.

The Company issued 2,000,000 shares of common stock to Dale L. Hipes as part of the Joint Venture with BRRX with an effective date of January 17, 2020.

The Company issued 1,750,000 shares of common stock to Matthew Finocchiaro as part of the Joint Venture with BRRX with an effective date of January 21, 2020.

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

mCig, Inc.

Dated: April 3, 2020		/s/ Paul Rosenberg
	By:	Paul Rosenberg
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: April 3, 2020		/s/ Paul Rosenberg
	By:	Paul Rosenberg
	Its:	Chief Financial Officer (Principal Financial Officer)