Form 10-K
period 2020-04-30
BOTS, Inc./PR
filed 2021-04-19
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2020

Commission file number: 000-55986

BOTS, INC.

(Exact name of registrant as specified in its charter)

PUERTO RICO	27-4439285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1064 Ave Ponce De Leon, Suite 200, San Juan, PR	00907
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	570-778-6459

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

Large Accelerated Filer	☐	Non-accelerated Filer	☐
Accelerated Filer	☐	Smaller Reporting Company	☒

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

Common Shares Outstanding 505,374,596

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

None

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

OTHER INFORMATION

Unless specifically set forth to the contrary, when used in this report, the terms “BOTS, Inc.”, “BOTS”, “we”, “our”, the “Company” and similar terms refer to BOTS, Inc., a Nevada corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2019” refers to the year ended April 30, 2019, and “2020” refers to the year ended April 30, 2020.

PART I

ITEM 1.  BUSINESS

HISTORY AND BACKGROUND

We were incorporated in the State of Nevada on December 30, 2010 originally under the name Lifetech Industries, Inc. Effective August 2, 2013, the name was changed from "Lifetech Industries, Inc." to "mCig, Inc." reflecting the new business model.  All agreements related to the Lifetech business were terminated and closed as of April 30, 2014.  The Company redomiciled to Puerto Rico on April 17, 2020. Effective April 17, 2020, the name was changed from "MCIG, Inc.," to "BOTS, Inc."  The Company’s common stock is traded under the symbol “BOTS.”  The Company is headquartered in Tel Aviv, Israel.

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

The Company initially earned revenue through wholesale and retail sales of electronic cigarettes, vaporizers, and accessories in the United States. It offered electronic cigarettes and related products through its online store at www.BOTS.org, as well as through the company’s wholesale, distributor, and retail programs. We expanded operations to include the VitaCig brand in 2014.

From 2015 through 2020 the Company was involved in multiple cannabis business entities. We have elected to discontinue all operations in the cannabis markets and focus on robotics.

During this fiscal year, we operated multiple websites (which are not incorporated as part of this Form 10K report). The Company’s primary website is www.BOTSgroup.com.

INDUSTRY OVERVIEWS

The Halvening

The most concrete event that will take place in 2020 is the bitcoin halving in May, which will reduce the number of bitcoins rewarded for successfully mining a block in the digital ledger by half, from 12.5 to 6.25 BTC. Even though it sounds dramatic, it’s happened twice before, and each event saw some interesting price action. In the months surrounding the 2012 halving, bitcoin price went from less than $10 to more than $100 while in 2016 the currency surged from $400 before the halving to more than twice that by the end of the year.

At its face, halving introduces new scarcity to the market and bitcoin traders are already anticipating similar supply-side price growth as the past two halvings. However, traders shouldn’t forget that demand is also necessary in driving price. As bitcoin mining becomes less lucrative, the number of miners competing for a block will fall as will the hash rate necessary for mining until an equilibrium is reached. Of course, expectations might be all that’s required to see an effect. “There are arguments for and against a price increase, the main argument against it being that the majority of people are expecting it,” said Alex Lindenmeyer- industry veteran and co-founder of cryptocurrency tracking and tax software company Accointing. “What I know for certain is that there will be a lot of volatility due to speculation.” The halving is aimed at stabilizing the supply of bitcoins as it approaches full saturation and there are no more bitcoins to be mined. After that, well, bitcoins may become rarer and more valuable than gold, or Satoshi Nakamoto could create more bitcoins to be mined so the coin’s price can continue to be moderated, or it could gradually lose value to more abundant or practical digital currencies like Bitcoin Cash, which forked off from the original Bitcoin in 2017 for just that purpose. Ultimately, the world’s first cryptocurrency still needs to decide whether its scarcity alone defines its value.

FaceBook Cryptocurrency Libra

The flipside of this is libra, the asset-backed stablecoin that Facebook announced earlier this year, although it won’t be available until at least the summer of 2020, if and when it clears the necessary regulatory hurdles. In any event, a lot of uncertainties remain about the new stablecoin that has backing from the likes of Uber, Vodafone, Coinbase and even a member of the Kushner family. Part of these uncertainties prompted other interested parties like Mastercard, eBay, and Paypal Holdings, to bow out of the cryptocurrency altogether.

However, the one certainty around libra is that it will have a potential user base of nearly 170 million in the United States alone. Thanks to Facebook’s omnipresence, their adoption of Libra and its associated Calibra wallet will mean that users of the social network, many of whom have never touched a cryptocurrency, might suddenly be paying their Uber drivers with the stuff.

Accointing’s co-founder viewed the issue as a matter of bringing an air of legitimacy to cryptocurrency, saying, “Stablecoins are hugely important to the space. For adoption, it is important to be able to easily switch between a store of value and a stable currency you can use daily. Furthermore [libra] will broaden the understanding that money doesn’t have to come from countries. Alone, the discussion around libra this year just got people thinking about cryptocurrencies.”

Depending on how well this model is adopted — and pending the already massive scrutiny from government regulators — libra could well mark the point at which cryptocurrency goes mainstream, and other tech and finance companies will certainly follow.

More regulations expected

2019 revealed a growing awareness on the part of federal agencies that cryptocurrency (and technology in general) is beginning to become less a component of society and more of the core element of it. The Federal Reserve revealed recently the U.S. central bank is mulling over a potential digital analogue for the greenback. Meanwhile, the Internal Revenue Service has firmed up its guidance on reporting cryptocurrency transactions for the coming tax season.

Now with one of the biggest and most controversial tech companies in the world getting in on the cryptocurrency game, the cryptocurrency industry will likely see local and national governments pay closer attention to the digital currencies, for good or ill. For his part, Benzinga sees the current outlook on guidance and regulations in cryptocurrency as mostly benign.

While most of the current legislation has been encouraging, ongoing experiments may cut both ways for the larger cryptocurrency market. Supportive regulations like those highlighted by Alex promise to foster growth and increase transparency throughout the industry. On the other hand, highly restrictive regulations like those coming out of China could mean increased turmoil for digital assets.

The Market Consolidations

Turmoil might be a characteristic feature lower on the cryptocurrency food chain. Because, despite flattening in 2018 as the price of bitcoin fell, the number of cryptocurrencies in the market surged to more than 2300 through 2019, according to the latest account from CoinMarketCap. Unfortunately, fewer than a third of coins trade more than $100,000 of volume in a day. Meanwhile, more than a third are valued at less than a tenth of a penny. The result is that there are more coins in the cryptocurrency market now than ever before, but the total amount of capital has flatlined throughout 2019. While a potential upswing in cryptocurrency interest from mainstream finance might contribute to a subsequent increase of capital, it’s unlikely to trickle down to the very smallest coins. What’s more, as greater scrutiny comes to the market, regulatory burdens and increased transparency among the larger players will likely root out those just trying to make quick coin. In any case, the market has probably reached a saturation point, and the number of available coins is unlikely to grow through 2020.

Crypto and Fintech Hook Up

The overarching theme of all of these trends is that cryptocurrency is growing up, becoming mainstream and finally finding actual use cases, rather than just hypothetical ones. With the introduction of Libra, the problem isn’t explaining why cryptocurrency will be valuable and necessary soon but making it valuable and necessary now — do or die. There are obviously questions about how transactions will be implemented across an array of ledgers or how anonymized transactions can be regulated. Part of this will come in the consolidation of the industry and the continued struggle for interoperability between wallets and ledgers. However, most of these questions will likely be answered by whoever tries first, and financial technology companies are by far the most eager to fill that role.

This necessity of innovation has been an evident trend throughout major areas of the cryptocurrency market. Libra itself is (or was) stacked with members from various fintech companies. Meanwhile, fintech unicorns like Plaid and Chime have reached their valuations largely from investments by companies in the finance industry like Visa and Goldman Sachs Group that are curious about digital assets, but terrified of the uncertainty that surrounds them.

DESCRIPTION OF SUBSIDIARIES

The following subsidiaries are incorporated in the financials for the year ending April 30, 2020 but have been discontinued as operational elements of BOTS, Inc.

VitaCig, Inc.

On May 26, 2016 we incorporated VitaCig, Inc., (“VitaCig”) in the state of Florida.  VitaCig headquarters our global e-cig operations.  VitaCig, Inc., is a wholly owned subsidiary of the Company. VitaCig ceased operations under BOTS on April 30, 2020. On May 1, 2020 the assets of VitaCig was transferred to Paul Rosenberg as settlement of debt.

MCIG Internet Sales, Inc.

On June 1, 2016, the Company incorporated MCIG Internet Sales, Inc., (“MCIG Internet”) in the state of Florida in order to operate our CBD business and to consolidate all wholesale and online retail sales from various websites.  MCIG Internet is a wholly owned subsidiary of the Company.   MCIG Internet Sales, Inc., ceased operations under BOTS on April 30, 2020.

CAL Acres  Foundation (FKA Newco2, Inc)

Cal Foundation was created on January 19, 2019 as a California not-for-profit company.  We own 80% of the not-for-profit business.  Cal Foundation maintains three cannabis licenses in the State of California.

CAAcres, Inc.

CAAcres, Inc., (“CAAcres”) was incorporated on May 10, 2019 under the laws of the state of California.  CAAcres was created to participate in the Joint Venture with Cal Foundation for the cultivation, manufacturing, and distribution of cannabis products within the state of California.  CAAcres is an agriculture venture for the cultivation, manufacturing and distribution of cannabis products. We are currently assessing the requirements for the build out of the land acquired in California City, California for this project.

Vapolution, Inc.

On January 23, 2014, the Company entered into a Stock Purchase Agreement acquiring 100% ownership in Vapolution, Inc., which manufactures and retails home-use vaporizers. Effective January 17, 2017 we began consolidating Vapolution with the Company’s financial reports.  Vapolution, Inc., is wholly owned by BOTS, Inc.

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

The BOTS business model is built around developing and incubating self-sustaining business entities in the technology space. We look for strong management teams that have expertise in their fields and want to operate within the cannabis and e-Cig industry. Once the entities are self-sustaining the company divest them either through i) a sale of the assets, ii) a spin-off into its own publicly traded entity, or iii) seek additional partners and privatize the business.

Expansion through Acquisition

The Company continues to look for additional acquisition opportunities in the cannabis and e-Cig fields that will enhance our overall growth, complement our existing operations and increase shareholder value. BOTS considers acquisitions as a critical element to our strategic growth. We look for synergistic companies that will provide strength and growth opportunities to the developing products and services of BOTS. We will review current competition in many markets and determine if an acquisition or joint venture is in the best interest of BOTS.

Marketing and Sales Strategy

BOTS marketing and sales strategy is subject to change quickly and often. When we evaluate a new product or service, we place considerable analysis on immediate return on investment (during initial 12-month period of launch) as the future long-term opportunities are uncertain and highly speculative. In instances where a client has demonstrated an ability to continue to control a market share the Company may consider long term sales as well.

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

Patents and Intellectual Properties

The Company owns patent number US9135787 “Bitcoin kiosk/ATM device and system integrating enrollment protocol and method of using the same”.

In addition, the Company has a patent application number US20180315072A1 entitles “Method and system of facilitating management of cryptocurrency based loyalty points associated with one or more of a product and a service”.

EMPLOYEES AND CONSULTANTS

As of April 30, 2020, the Company has a total of 3 full-time/part-time employees and consultants throughout the various subsidiaries. None of our employees are covered by a collective bargaining agreement, and management believes its relationship with our employees is good.

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

As of April 30, 2020, we had an accumulated deficit of $13,149,659. Our accumulated deficit is primarily due to, among other reasons, the establishment of our business infrastructure and operations, stock-based compensation expenses and increases in our marketing expenditures to grow sales. For the year ended April 30, 2020, we had net loss of $3,883,988 compared to a net loss of $3,057,241 for the year ended April 30, 2019. We cannot assure you that we will generate operating profits now or in the immediate future, or be able to on, a sustainable basis, continue to expand our infrastructure, further develop our marketing efforts and otherwise implement our growth initiatives.

We make product and investment decisions that may not prioritize short-term financial results.

We frequently make product and investment decisions that may not prioritize short-term financial results if we believe that the decisions are consistent with our mission and improve our financial performance over the long term. We may introduce changes to existing services, or introduce new stand-alone services, that direct our customers away from our current services. We are also investing in new products and services, and we may not successfully monetize such experiences. We also may take steps that result in limiting distribution of products and services in the short term in order to attempt to ensure the availability of our products and services to users over the long term. These decisions may not produce the long-term benefits that we expect, in which case our customer growth and our business results of operations could be harmed.

We face intense competition and our failure to compete effectively could have a material adverse effect on our business, results of operations and financial condition.

Some of our current and potential competitors may have significantly greater resources or better competitive positions in certain product segments, geographic regions or user demographics than we do. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions. We believe that some of our users are aware of and actively engaging with other services similar to, or as a substitute for, our services, and we believe that some of our users have reduced their use of and engagement with our product in favor of these other services. In the event that our users increasingly engage with other services, we may not experience the anticipated growth, or see a decline, in use and engagement in key user demographics or more broadly, in which case our business would likely be harmed.

Our competitors may develop products, features, or services that are like ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies.

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

•	the popularity, usefulness, ease of use, performance, and reliability of our services compared to our competitors' services;
•	the size and composition of our user base;
•	the engagement of our users with our products and competing services;
•	the timing and market acceptance of services, including developments and enhancements to our or our competitors' services;
•	our ability to distribute our services to new and existing users;
•	our ability to monetize our services;
•	the frequency, size, format, quality, and relative prominence of the ads displayed by us or our competitors;
•	customer service and support efforts;
•	marketing and selling efforts, including our ability to measure the effectiveness of our ads and to provide marketers with a compelling return on their investments;
•	our ability to establish and maintain developers' interest in building mobile and web applications that integrate with Facebook and our other services;
•	our ability to establish and maintain publisher interest in integrating their content with Facebook and our other services;
•	changes mandated by legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;
•	acquisitions or consolidation within our industry, which may result in more formidable competitors;
•	our ability to attract, retain, and motivate talented employees, particularly software engineers, designers, and product managers;
•	our ability to cost-effectively manage and grow our operations; and
•	our reputation and brand strength relative to those of our competitors.

If we are not able to compete effectively, our user base and level of user engagement may decrease, we may become less attractive to developers and marketers, and our revenue and results of operations may be materially and adversely affected.

Credit card payment processors and merchant account pose a risk.

We accept credit cards as a means of payment for the sale of our services. If we are unable to find suitable providers or an alternative method of payment for our customers, our cash-flow will be constrained and our sales may be affected which may have a material adverse effect on our performance, financial condition and results of operations.

Our costs are continuing to grow, which could harm our business and profitability.

Operating our business is costly, and we expect our expenses to continue to increase in the future as we broaden our products and services, and as these services and products increase, the amount of customer support and management needed increases. The development of new products and services, expanding our technical infrastructure, and the hiring of additional personnel will add cost to our expanding operations. We expect to continue to invest in our global efforts and other initiatives, which may not have clear paths to monetization. We may also be subject to increased costs in order to obtain and attract third-party content or to facilitate the distribution of our services. Any investments may not be successful, and any such increases in our costs may adversely affect our business and profitability.

If we are unable to protect our intellectual property, the value of our brands and other intangible assets may be diminished, and our business may be adversely affected.

We rely and expect to continue to rely on a combination of confidentiality, assignment, and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect our proprietary rights. In the United States and internationally, we have filed various applications for protection of certain aspects of our intellectual property. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In any or all these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we have generally taken measures to protect our proprietary rights, there can be no assurance that others will not offer products or concepts that are substantially like ours and compete with our business. Any of these events could have an adverse effect on our business and financial results.

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

We may enter new international markets where we have limited or no experience in marketing, selling, and deploying our services. Our services are generally available globally through the web and on mobile, but some or all our services or functionality may not be available in certain markets due to legal and regulatory complexities. We also outsource certain operational functions to third-party vendors globally. If we fail to deploy, manage, or oversee our international operations successfully, our business may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:

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

The Company has entered into indemnification agreements with the officers and directors and we may be required to indemnify our Directors and Officers, which could create significant losses for the Company.

We have authority under Puerto Rico law to indemnify our directors and officers to the extent provided in that statute. Our Articles of Incorporation require the Company to indemnify each of our directors and officers against liabilities imposed upon them (including reasonable amounts paid in settlement) and expenses incurred by them regarding any claim made against them or any action, suit or proceeding to which they may be a party by reason of their being or having been a director or officer of the company. We currently do not maintain officer's and director's liability insurance coverage. Consequently, any judgment against our Officers and Directors, the Company will be forced to pay. We have entered into indemnification agreements with each of our officers and directors containing provisions that may require us, among other things, to indemnify our officers and directors against certain liabilities that may arise because of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred because of any proceeding against them as to which they could be indemnified. Management believes that such indemnification provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers. We are subject to claims arising from disputes with employees, vendors and other third parties in the normal course of business. These risks may be difficult to assess or quantify and their existence and magnitude may remain unknown for substantial periods of time. If the plaintiffs in any suits against us were to successfully prosecute their claims, or if we were to settle such suits by making significant payments to the plaintiffs, our operating results and financial condition would be harmed. In addition, our organizational documents require us to indemnify our senior executives to the maximum extent permitted by Puerto Rico law. If our senior executives were named in any lawsuit, our indemnification obligations could magnify the costs of these suits.

RISK ASSOCIATED WITH CRYPTOCURRENCY & BLOCKCHAIN INDUSTRY

We have an evolving business model that will require significant resources, and our business model may not develop as we project.

As blockchain technology becomes more widely available and utilized, we expect the services and products associated with them to evolve and, as a result our contemplated blockchain consulting business will have to continue to evolve. Distributed ledger technology is relatively new, and we believe that it will take significant resources to become a competitive provider of consulting services relating to the application of distributed ledger technology. Future additions and modifications to our business will increase the complexity of our business and may place significant strain on our management, personnel, and operations.

If we do not keep pace with technological changes, our blockchain consulting business, when developed, may not become competitive and/or our competitors may develop and market similar products that receive greater market acceptance.

The market for blockchain technology and any related consulting services is characterized by rapid technological change, frequent product and service innovation and evolving industry standards. As a result, our contemplated blockchain consulting business must be able to keep pace with this rapidly developing and competitive marketplace. There can be no assurance that we will be able to successfully grow our contemplated blockchain consulting business.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest, and similar matters.

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, and audit committee oversight. We have not yet adopted any of these corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

If we are unable to retain our staff, our business and results of operations could be harmed.

Our ability to develop our blockchain consulting business is largely dependent on the services of certain executive officers and other employees and contractors which assist such individuals in management and operation of the business (collectively, “Key Personnel”). If we are unable to retain Key Personnel and to attract qualified senior management on terms satisfactory to us, our business will be adversely affected. We do not have key man life insurance covering the life of any executive officers and, even if we are able to afford such a key man policy, our coverage levels may not be sufficient to offset any losses we may suffer as a result of the loss of any Key Personnel.

We may acquire stakes in businesses and enter joint ventures that will expose us to increased operating risks.

As part of our growth strategy, we intend to enter joint venture arrangements intended to complement or expand our business and will likely continue to do so in the future. These joint ventures are subject to substantial risks and liabilities associated with their operations, as well as the risk that our relationships with our joint venture partners fail in the manner that we can’t anticipate.

Current and future litigation could adversely affect us.

We, along with certain directors and/or officers of the Company may become subject to other legal proceedings in our ordinary course of business. Such legal proceedings involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. As a smaller company, the collective costs of litigation proceedings represent a drain on our cash resources, as well as an inordinate amount of our management’s time and attention. Moreover, an adverse ruling in respect of certain litigation could have a material adverse effect on our results of operation and financial condition.

We may face competition and, if we are not able to effectively compete in our markets, our revenues may decrease.

Competitive pressures in our markets could adversely affect our competitive position, leading to a possible loss of customers or a decrease in prices, either of which could result in decreased revenues and profits. Though the market sectors in which we compete are new, our competitors are numerous, and the recent increase in popularity of such market sectors only creates more competition. New or current competitors may have significantly greater capital resources than us, and our business could be adversely affected because of increased competition from such competitors.

We are in the development stage, are not generating revenue in our continuing operations, and have a limited operating history in providing consulting services.

The Company is in the development stage and faces all the risks and uncertainties associated with a new and unproven business. Our future is based on an unproven business plan with no historical facts to support projections and assumptions. The Company was founded in March 2017 and has limited history of providing blockchain consulting services. The Company is not currently generating revenues and cannot guarantee when it expects to generate revenue. Investors should understand that an investment in a start-up business is significantly riskier than an investment in a business with any significant operating history. There can be no assurance that the Company will ever achieve revenues or profitability. The Company’s operations are subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of our success must be considered in light of the challenges, expenses and delays frequently encountered in connection with the operation of a pre-revenue business. Our lack of a significant and relevant operating history makes it difficult to predict future operating results.

If our remedial measures are insufficient to address material weaknesses and we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, timely file our periodic reports, maintain our reporting status or prevent fraud.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement new or improved controls, or if we experience difficulties in their implementation, our business and financial results could be harmed and we could fail to meet our financial reporting obligations.

Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, detected or corrected on a timely basis. If the enhanced controls implemented to remediate and address the material weaknesses are not designed or do not operate effectively, if we are unsuccessful in implementing or following these processes, if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, or we are otherwise unable to remediate the material weaknesses, this may result in untimely or inaccurate reporting of our financial results.

We may be forced to cease operations or take actions that result in the dissolution of the Company.

It is possible that, due to any number of reasons, including, but not limited to, regulations that decrease interests in or inhibit the growth of Blockchain technology, the inability by the Company to maintain its competitiveness among companies operating in similar market sectors, the failure of commercial relationships, or intellectual property ownership challenges, the Company may no longer be viable to operate and the Company may dissolve or take actions that result in a dissolution event.

RISKS ASSOCIATED WITH OUR COMMON STOCK

The market price of our common stock has been and may continue to be volatile or may decline regardless of the Company’s operating performance, and you may not be able to resell your shares at or above the initial public offering price and the price of our common stock may fluctuate significantly.

Since the commencement of trading of our common stock on the OTC Markets, the market price of our common stock has been volatile and fluctuates widely in price in response to various factors, which are beyond our control. Since the commencement of trading of our common stock on the OTC Markets, the price of our common stock went from $0.02 per share to almost $0.90 per share. The price of the stock as of fiscal year ending April 30, 2020 was trading at $0.0266 per share. We attribute this large fluctuation especially on the industry that we operate in. Management believes that when the industry is doing well, we believe our stock price will benefit but when the industry is experiencing a downturn, we will not be immune from the decline.

Furthermore, we must note that the price of our common stock is not necessarily indicative of our operating performance or long-term business prospects. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

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

Our Certificate of Incorporation authorizes the issuance of 2,000,000,000 shares of common stock. Any future merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then-current stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a future business combination or otherwise, dilution to the interests of our stockholders will occur, and the rights of the holders of common stock could be materially and adversely affected.

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

Our common stock is a “penny stock.” It does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act. Our common stock is a “penny stock” because it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange or (iii) it is not quoted on the NASDAQ Global Market or has a price less than $5.00 per share. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock are subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Securities Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

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

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 1. B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

CORPORATE HEADQUARTERS

We currently lease our corporate office facilities in Puerto Rico through a register agent service.  Our lease expires on December 31, 2020.

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

The Company subsidiary, Grow Contractors, Inc., along with the Company and its officers was sued by APEX Management, LLC and Apex Operations, LLC (the “Solaris” project) for the return of approximately $600,000 in cash paid for services they allege were never provided.  We have countersued for the payment of approximately $425,000 in services provided that have not yet been paid for.  In addition, we have sued both Michael Sassano and Ronald Sassano individually for their roles in the alleged actions.  The cases were settled in August 2020, which results have been reflected in this annual filing.  The case files were sealed by the state and federal courts for the protection of all parties.

The company subsidiary, NYAcres, has filed a lawsuit against FarmOn! Foundation, Tessa Edick (our former NYACres CEO), and multiple FarmOn! Foundation board members.  We are seeking enforcement of the agreement entered into by FarmOn! Foundation and Tessa Edick.  The Company has invested approximately $900,000 into this venture and has harvested 28,000 hemp plants from approximately 13 acres of land.  A condition to the agreement was that FarmOn! Foundation would obtain permission for both NYAcres and FarmOn! Foundation to grow Hemp through the New York state requirement process.  FarmOn! Foundation obtain the license solely in their name.  We have made massive improvement to the land, acquired equipment, and had various hemp seeds in inventory when FarmOn! Foundation removed NYAcres from the site.  We believe FarmOn! Foundation has utilized our hemp seeds to plant its current crop in production. FarmOn! Foundation sought dismissal of the lawsuit and won.  The Company elected to not appeal the outcome.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock is quoted on the OTC Markets under the symbol BOTS. The following table sets forth for the periods indicated the range of high and low bid quotations per share as reported by the OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Period	High	Low
May 1, 2018 through July 31, 2018	$0.358	$0.214
August 1, 2018 through October 31, 2019	$0.336	$0.223
November 1, 2018 through January 31, 2019	$0.261	$0.149
February 1, 2019 through April 30, 2019	$0.178	$0.070
May 1, 2019 through July 31, 2019	$0.075	$0.051
August 1, 2019 through October 31, 2019	$0.070	$0.030
November 1, 2019 through January 31, 2020	$0.077	$0.020
February 1, 2020 through April 30, 2020	$0.088	$0.025

The closing price of our common stock as reported on the OTCQB Marketplace was $0.0266 on April 30, 2020.

HOLDERS

As of August 15, 2020, there were approximately 56 owners of record for our common stock. This does not include an indeterminate number of stockholders whose shares may be held by brokers in street name.  The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders.  Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities.  There is no redemption or sinking fund provisions applicable to the common stock.

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

Options granted under the Plan are exercisable at the exercise price of grant and, subject to termination of employment, expire five years from the date of issue, are not transferable other than on death, and vest in monthly installments commencing at various times from the date of grant. A summary of the Company’s stock option plan as of April 30, 2020 is presented below:

Shares

Options outstanding at May 1, 2018	12,225,000
Granted in FY 2019	-
Forfeited in FY 2019	-
Exercised in FY 2019	675,000
Options outstanding at April 30, 2019	11,550,000
Options outstanding at May 1, 2019	11,550,000
Granted in FY 2020	-
Forfeited in FY 2020	-
Exercised in FY 2020	-
Options outstanding at April 30, 2020	11,550,000
Options exercisable at April 30, 2020	11,550,000

There are currently 24,576,830 unissued options under the 2016 Stock Option Plan.

RECENT SALES OF UNREGSTERED SECURITIES

In the year ended April 30, 2020, we issued an aggregate of 4,750,000 shares of common stock valued at approximately $181,040 for professional services. In addition, the Company issued 2,600,000 common shares for investments in the amount of $650,000. Furthermore, we issued 2,300,000 in a legal settlement valued at $190,900.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein.  Further, this MD&A should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in this Annual Report on Form 10-K for the years ended April 30, 2020 and 2019, as well as the “Business” and “Risk Factors” sections within this Annual Report on Form 10-K.  The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles.

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

OVERVIEW

Blockchain and Cryptocurrencies Generally

Distributed blockchain technology is a decentralized and encrypted ledger that is designed to offer a secure, efficient, verifiable, and permanent way of storing records and other information without the need for intermediaries. Cryptocurrencies serve multiple purposes. They can serve as a medium of exchange, store of value or unit of account. Examples of cryptocurrencies include: bitcoin, bitcoin cash, and litecoin.  Blockchain technologies are being evaluated for a multitude of industries due to the belief in their ability to have a significant impact in many areas of business, finance, information management, and governance.

Cryptocurrencies are decentralized currencies that enable near instantaneous transfers. Transactions occur via an open source, cryptographic protocol platform which uses peer-to-peer technology to operate with no central authority. The online network hosts the public transaction ledger, known as the blockchain, and each cryptocurrency is associated with a source code that comprises the basis for the cryptographic and algorithmic protocols governing the blockchain. In a cryptocurrency network, every peer has its own copy of the blockchain, which contains records of every historical transaction - effectively containing records of all account balances. Each account is identified solely by its unique public key (making it effectively anonymous) and is secured with its associated private key (kept secret, like a password). The combination of private and public cryptographic keys constitutes a secure digital identity in the form of a digital signature, providing strong control of ownership.

No single entity owns or operates the network. The infrastructure is collectively maintained by a decentralized public user base. As the network is decentralized, it does not rely on either governmental authorities or financial institutions to create, transmit or determine the value of the currency units. Rather, the value is determined by market factors, supply and demand for the units, the prices being set in transfers by mutual agreement or barter among transacting parties, as well as the number of merchants that may accept the cryptocurrency. Since transfers do not require involvement of intermediaries or third parties, there are currently little to no transaction costs in direct peer-to-peer transactions. Units of cryptocurrency can be converted to fiat currencies, such as the US dollar, at rates determined on various exchanges, such as Cumberland, Coinsquare (in Canada), Coinbase, Bitsquare, Bitstamp, and others. Cryptocurrency prices are quoted on various exchanges and fluctuate with extreme volatility.

We believe cryptocurrencies offer many advantages over traditional, fiat currencies, although many of these factors also present potential disadvantages and may introduce additional risks, including:

•	acting as a fraud deterrent, as cryptocurrencies are digital and cannot be counterfeited or reversed arbitrarily by a sender;
•	immediate settlement;
•	elimination of counterparty risk;
•	no trusted intermediary required;
•	lower fees;
•	identity theft prevention;
•	accessible by everyone;
•	transactions are verified and protected through a confirmation process, which prevents the problem of double spending;
•	decentralized – no central authority (government or financial institution); and
•	recognized universally and not bound by government imposed or market exchange rates.

However, cryptocurrencies may not provide all of the benefits they purport to offer at all or at any time.

Bitcoin was first introduced in 2008 and was first introduced as a means of exchange in 2009. Bitcoin is a consensus network that enables a new payment system and a completely new form of digital money. It is the first decentralized peer-to-peer payment network that is powered by its users with no central authority or middlemen. From a user perspective, we believe bitcoin can be viewed as cash for the Internet. The bitcoin network shares a public ledger called the “blockchain.” This ledger contains every transaction ever processed, allowing a user's computer to verify the validity of each transaction. The authenticity of each transaction is protected by digital signatures corresponding to the sending addresses, allowing all users to have full control over sending bitcoins currency rewards from their own bitcoin addresses. In addition, anyone can process transactions using the computing power of specialized hardware and earn a reward in bitcoins for this service. This process is often called “mining.”

As with many new and emerging technologies, there are potentially significant risks.  Businesses (including the Company) which are seeking to develop, promote, adopt, transact or rely upon blockchain technologies and cryptocurrencies have a limited track record and operate within an untested new environment.  These risks are not only related to the businesses the Company pursues, but the sector and industry as a whole, as well as the entirety of the concept behind blockchain and cryptocurrency as value.  Factors such as access to computer processing capacity, interconnectivity, electricity cost, environmental factors (such as cooling capacity) and location play an important role in “mining,” which is the term for using the specialized computers in connection with the blockchain for the creation of new units of cryptocurrency.

The Company is engaged in the business of digital cryptocurrency development and blockchain development.

The Halvening

The most concrete event that will take place in 2020 is the bitcoin halving in May, which will reduce the number of bitcoins rewarded for successfully mining a block in the digital ledger by half, from 12.5 to 6.25 BTC. Even though it sounds dramatic, it’s happened twice before, and each event saw some interesting price action. In the months surrounding the 2012 halving, bitcoin price went from less than $10 to more than $100 while in 2016 the currency surged from $400 before the halving to more than twice that by the end of the year.

At its face, halving introduces new scarcity to the market and bitcoin traders are already anticipating similar supply-side price growth as the past two halvings. However, traders shouldn’t forget that demand is also necessary in driving price. As bitcoin mining becomes less lucrative, the number of miners competing for a block will fall as will the hash rate necessary for mining until an equilibrium is reached. Of course, expectations might be all that’s required to see an effect. “There are arguments for and against a price increase, the main argument against it being that the majority of people are expecting it,” said Alex Lindenmeyer- industry veteran and co-founder of cryptocurrency tracking and tax software company Accointing. “What I know for certain is that there will be a lot of volatility due to speculation.” The halving is aimed at stabilizing the supply of bitcoins as it approaches full saturation and there are no more bitcoins to be mined. After that, well, bitcoins may become rarer and more valuable than gold, or Satoshi Nakamoto could create more bitcoins to be mined so the coin’s price can continue to be moderated, or it could gradually lose value to more abundant or practical digital currencies like Bitcoin Cash, which forked off from the original Bitcoin in 2017 for just that purpose. Ultimately, the world’s first cryptocurrency still needs to decide whether its scarcity alone defines its value.

Facebook Cryptocurrency Libra

The flipside of this is libra, the asset-backed stablecoin that Facebook announced earlier this year, although it won’t be available until at least the summer of 2020, if and when it clears the necessary regulatory hurdles. In any event, a lot of uncertainties remain about the new stablecoin that has backing from the likes of Uber, Vodafone, Coinbase and even a member of the Kushner family. Part of these uncertainties prompted other interested parties like Mastercard, eBay, and PayPal Holdings, to bow out of the cryptocurrency altogether.

However, the one certainty around libra is that it will have a potential user base of nearly 170 million in the United States alone. Thanks to Facebook’s omnipresence, their adoption of Libra and its associated Calibra wallet will mean that users of the social network, many of whom have never touched a cryptocurrency, might suddenly be paying their Uber drivers with the stuff.

Accointing’s co-founder viewed the issue as a matter of bringing an air of legitimacy to cryptocurrency, saying, “Stablecoins are hugely important to the space. For adoption, it is important to be able to easily switch between a store of value and a stable currency you can use daily. Furthermore [libra] will broaden the understanding that money doesn’t have to come from countries. Alone, the discussion around libra this year just got people thinking about cryptocurrencies.”

Depending on how well this model is adopted - and pending the already massive scrutiny from government regulators - libra could well mark the point at which cryptocurrency goes mainstream, and other tech and finance companies will certainly follow.

More regulations expected

2019 revealed a growing awareness on the part of federal agencies that cryptocurrency (and technology in general) is beginning to become less a component of society and more of the core element of it. The Federal Reserve revealed recently the U.S. central bank is mulling over a potential digital analogue for the greenback. Meanwhile, the Internal Revenue Service has firmed up its guidance on reporting cryptocurrency transactions for the coming tax season.

Now with one of the biggest and most controversial tech companies in the world getting in on the cryptocurrency game, the cryptocurrency industry will likely see local and national governments pay closer attention to the digital currencies, for good or ill. For his part, Benzinga sees the current outlook on guidance and regulations in cryptocurrency as mostly benign.

While most of the current legislation has been encouraging, ongoing experiments may cut both ways for the larger cryptocurrency market. Supportive regulations like those highlighted by Alex promise to foster growth and increase transparency throughout the industry. On the other hand, highly restrictive regulations like those coming out of China could mean increased turmoil for digital assets.

The Market Consolidations

Turmoil might be a characteristic feature lower on the cryptocurrency food chain. Because, despite flattening in 2018 as the price of bitcoin fell, the number of cryptocurrencies in the market surged to more than 2300 through 2019, according to the latest account from CoinMarketCap. Unfortunately, fewer than a third of coins trade more than $100,000 of volume in a day. Meanwhile, more than a third are valued at less than a tenth of a penny. The result is that there are more coins in the cryptocurrency market now than ever before, but the total amount of capital has flatlined throughout 2019. While a potential upswing in cryptocurrency interest from mainstream finance might contribute to a subsequent increase of capital, it’s unlikely to trickle down to the very smallest coins. What’s more, as greater scrutiny comes to the market, regulatory burdens and increased transparency among the larger players will likely root out those just trying to make quick coin. In any case, the market has probably reached a saturation point, and the number of available coins is unlikely to grow through 2020.

Crypto and Fintech Hook Up

The overarching theme of all of these trends is that cryptocurrency is growing up, becoming mainstream and finally finding actual use cases, rather than just hypothetical ones. With the introduction of Libra, the problem isn’t explaining why cryptocurrency will be valuable and necessary soon but making it valuable and necessary now — do or die. There are obviously questions about how transactions will be implemented across an array of ledgers or how anonymized transactions can be regulated. Part of this will come in the consolidation of the industry and the continued struggle for interoperability between wallets and ledgers. However, most of these questions will likely be answered by whoever tries first, and financial technology companies are by far the most eager to fill that role.

This necessity of innovation has been an evident trend throughout major areas of the cryptocurrency market. Libra itself is (or was) stacked with members from various fintech companies. Meanwhile, fintech unicorns like Plaid and Chime have reached their valuations largely from investments by companies in the finance industry like Visa and Goldman Sachs Group that are curious about digital assets, but terrified of the uncertainty that surrounds them.

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

Our operating results for the years ended April 30, 2020 and 2019 are summarized as follows:

	For the year ended April 30,
	2020	2019
Sales	$115	$2,315,513
Total Cost of Sales	-	2,080,021
Gross Profit	115	235,492
Total operating expenses	718,386	3,493,271
Income (Loss) from operations	(718,271)	(3,257,779)

Revenue

Our revenue from continuing operations for the year ended April 30, 2020 was $115 compared to $2,315,513, a decrease of $2,315,398 or approximately 99.9%, from the year ended April 30, 2019.  All revenues were generated through retail sales.

Cost of Goods Sold

Our cost of goods sold for the year ended April 30, 2020 was $0 compared to $2,080,021 for the year ended April 30, 2019. The decrease in cost of goods is due primarily to discontinued operations.

Gross Profit

Our gross profit for the year ended April 30, 2020 was $115 compared to $235,492 for the year ended April 30, 2019. The gross profit of $115 for the year ended April 30, 2020 represents approximately 100% as a percentage of total revenue. The gross profit of $235,492 for the year ended April 30, 2019 represents approximately 10.2% as a percentage of total revenue. This decrease in the gross profit is primarily attributed to discontinued operations.

Operating Expenses

Our operating expenses decreased by $2,774,885 to $718,386 for the year ended April 30, 2020, from $3,493,271 for the year ended April 30, 2019.

The decrease was primarily due to the decreases in selling, general and administrative expenses of $525,278, bad debts of $1,372,725, amortization and depreciation of $117,784, consulting fees of $587,653, in professional fees of $372,558, and in marketing and advertising of $42,894, with an increase in stock-based compensation of $244,010.

Our total operating expenses for the year ended April 30, 2020 of $718,386 consisted of $273,000 of stock based compensation, $11,457 of selling, general and administrative expenses, $41,273 in professional fees, $190,260 in consulting fees, $30,197 in marketing and advertising, and $172,199 of amortization and depreciation expenses.

Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, travel, rent, office supplies and other expenses.

Net Income (Loss) from Operations

Our net income loss decreased by $2,539,508 to a net loss of $718,271 for the year ended April 30, 2020 from a net loss of $3,257,779 for the year ending April 30, 2019. The decrease in net loss compared to the prior year is a result of the decrease in gross profit of $235,377 and a decrease in operating expenses of $2,774,885.

Liquidity and Capital Resources

Introduction

During the year ended April 30, 2020, we utilized $257,137 decreasing our cash on hand as of April 30, 2020 to $24,695.

Cash Requirements

We had cash available of $24,695 as of April 30, 2020.  Based on our revenues, cash on hand and current monthly burn rate, the company has enough cash to sustain operations for 6 months.  Without the use of stock based compensation and/or the raising of capital, the company projects it does not have enough capital to sustain operations for a period of approximately the next 12 months.

Sources and Uses of Cash

Operations

We used $264,622 in continuing operating activities for the year ended April 30, 2020, as compared to using $3,062,453 for the year ended April 30, 2019.

Investments

Cash received in investing activities was $24,103 for the year ended April 30, 2020, as compared to cash received in investing activities of $297,532 for the year ended April 30, 2019.

Financing

We had net cash used by continuing financing activities of $16,618 for the year ended April 30, 2020, as compared to cash gained of $2,534,803 for the year ended April 30, 2019.  Our financing activities for the year ending April 30, 2020 consisted of borrowing $123,382 from a related party, while paying $140,000 in notes payable. Our financing activities for the year ending April 30, 2019 consisted of borrowing $648,274 from a related party, borrowing $666,885 through notes payable, and receiving $1,219,644 from net proceeds from issuance of stock.

Off-Balance Sheet Arrangements

None

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the years ended April 30, 2020 and 2019 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

BOTS, Inc.

Opinion on the Financial Statements

We have audited the accompanying the consolidated balance sheets of BOTS Inc. and its subsidiaries (“the Company”) as of April 30, 2020 and 2019 and the related statements of operations, changes in stockholders’ deficit and cash flows, for each of the years then ended, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended April 30 2020, in conformity with generally accepted accounting principles in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, as of April 30, 2020, the Company has negative cash flow and there are no assurances the Company will generate a profit or obtain positive cash flow.  The Company has a nominal working capital deficit, which raise substantial doubt about its ability to continue as a going concern. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Weinstein International CPA

We have served as the Company's auditor since 2019.

Tel Aviv, Israel

March 9, 2021

BOTS, Inc.
and SUBSIDIARIES
Consolidated Balance Sheets
ASSETS

	April 30,	April 30,
	2020	2019
Current Assets
Cash and cash equivalents	$24,695	$14,318
Accounts receivable, net	-	4,392
Notes and other receivable	218,257	100,000
Prepaid expenses	-	10,000
Discontinued operations assets	-	4,242,032
Total current assets	242,952	4,370,742
Property, plant and equipment, net	-	254
Cost basis investment	272,945	901,585
Intangible assets, net	400,037	333,693
Total assets	$915,934	$5,606,274
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$173,317	$513,683
Due to shareholder	110,923	1,219,412
Other current liabilities	443,706	309,098
Discontinued operations liabilities	-	420,702
Total current liabilities	727,946	2,462,895
Long term liabilities
Notes payable	-	275,000
Total long term liabilities	-	275,000
Total Liabilities	727,946	2,737,895
Stockholders' equity
Preferred stock, $0.0001 par value; 90,000,000 shares authorized;	335	435
3,350,000 and 4,350,000 shares issued and outstanding, as
of April 30, 2020 and 2019, respectively.
Common stock, $0.0001 par value, voting; 2,000,000,000 shares	50,537	51,512
authorized; 505,374,596 and 515,124,596, and
outstanding, as of April 30, 2020 and 2019, respectively.
Treasury stock	(680,330)	(680,330)
Additional paid in capital	13,981,354	13,968,212
Accumulated deficit	(13,149,659)	(9,265,671)
Total stockholders' equity	202,237	4,074,158
Non-controlling interest	(14,249)	(1,205,779)
Total equity	187,988	2,868,379
Total liabilities and stockholders' equity	$915,934	$5,606,274

See accompanying notes to audited consolidated financial statements.

BOTS, Inc.
and SUBSIDIARIES
Consolidated Statements of Operations

	For the year ended April 30,
	2020	2019
Sales	$115	$2,315,513
Construction costs	-	186,686
Merchandise	-	1,169,235
Commissions	-	59,215
Merchant fees, shipping, and other costs	-	180,591
Amortization and depreciation as a COG	-	484,294
Total Cost of Sales	-	2,080,021
Gross Profit	115	235,492
Selling, general, and administrative	11,457	536,735
Professional fees	41,273	413,831
Stock based compensation	273,000	28,990
Marketing & advertising	30,197	73,091
Consultant fees	190,260	777,913
Bad Debts	-	1,372,725
Amortization and depreciation	172,199	289,986
Total operating expenses	718,386	3,493,271
Income (Loss) from operations	(718,271)	(3,257,779)
Other income (expense)	-	(397,923)
Net income (loss) before non-controlling interest	(718,271)	(3,655,702)
Loss on discontinued operations	(3,165,717)	(479,245)
Net income(loss) before minority interest	(3,883,988)	(4,134,947)
Gain attributable to non-controlling interest	-	1,077,706
Net income (loss) attributable to controlling interest	$(3,883,988)	$(3,057,241)
Basic and diluted (Loss) per share:
Income(Loss) per share from continuing operations	(0.0014)	(0.0074)
Income(Loss) per share	(0.0076)	(0.0062)
Weighted average shares outstanding - basic and diluted	507,071,171	493,439,072

See accompanying notes to audited consolidated financial statements.

BOTS, INC.
and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

										Total
							Additional	Non-		Stockholders'
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	controlling	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	(Deficit)
Balance – April 30, 2018	11,850,000	1,185	415,610,809	41,561	1,700,000	(680,330)	12,673,339	128,073	(6,336,504)	5,827,324
Stock converted from preferred to common	(8,500,000)	(850)	85,000,000	8,500	-	-	(7,650)	-	-	-
Stock issued for services	-	-	100,000	10	-	-	28,980	-	-	28,990
Stock issued from warrant exercise	-	-	5,416,551	542	-	-	134,872	-	-	135,414
Stock issued from ESOP	-	-	596,249	60	-	-	20,272	-	-	20,332
Stock issued for acquisitions	-	-	12,450,987	1,245	-	-	698,245	-	-	699,490
Stock issued under private placement	1,000,000	100	-	-	-	-	199,900	-	-	200,000
Stock cancelled	-	-	(4,050,000)	(405)	-	-	(116,895)	-	-	(117,300)
Adjustment for OBITX dividend	-	-	-	-	-	-	337,149	-	-	337,149
Net income(loss)	-	-	-	-	-	-	-	1,077,706	(4,134,947)	$(3,057,241)
Balance – April 30, 2019	4,350,000	435	515,124,596	51,512	1,700,000	(680,330)	13,968,212	1,205,779	(10,471,451)	4,074,158
Stock converted from preferred to common	(1,000,000)	(100)	10,000,000	1,000	-	-	(900)	-	-	-
Stock issued for services	-	-	6,500,000	650	-	-	272,350	-	-	273,000
Stock issued for acquisitions	-	-	3,750,000	375	-	-	159,325	-	-	159,700
Stock cancelled	-	-	(30,000,000)	(3,000)	-	-	(417,633)	-	-	(420,633)
Net income(loss)	-	-	-	-	-	-	-	(1,191,530)	(2,692,458)	$(3,883,988)
Balance – April 30, 2020	3,350,000	335	505,374,596	50,537	1,700,000	(680,330)	13,981,354	14,249	(13,163,908)	202,237

See accompanying notes to audited consolidated financial statements.

BOTS, Inc.
and SUBSIDIARIES
Statements of Cash Flows
For the Year Ended April 30,

	2020	2019
Cash flows from operating activities:
Net (Loss)	(3,883,988)	$(4,134,959)
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Depreciation and amortization	265,746	762,821
Common stock issued for services	273,000	28,990
Loss of equity method investments	2,799,160	-
Gain on sale of plant and intangible assets	(907,766)	-
Minority Interest in earnings of subsidiaries, Net	(61,103)	-
Effect to cash flow from discontinued operations, net	585,907	-
Decrease (Increase) in:
Accounts receivable, net	77,080	448,613
Other receivables	402,552	(128,664)
Inventories	43,543	(797,831)
Prepaid expenses and other current assets	10,000	72,361
Accounts payable, accrued expenses and taxes payable	152,504	(138,661)
Deferred revenue	(21,257)	15,832
Reserve for uncollectable accounts	-	809,045
Total adjustment to reconcile net income to net cash	3,619,366	1,072,506
Net cash provided In operating activities	(264,622)	(3,062,453)
Cash flows from investing activities:
Increase (Decrease) in:
Cost basis investments	24,103	718,025
Acquisition of property, plant and equipment	-	(505,720)
Acquisition of intangible assets	-	85,227
Net cash received in investing activities	24,103	297,532
Cash Flows From Financing Activities:
Borrowing from related party, net	123,382	648,274
Notes Payable	(140,000)	666,885
Proceeds from Issuance of Stock, Net	-	1,219,644
Net Cash Provided By Financing Activities	(16,618)	2,534,803
Net Change in Cash	(257,137)	(230,118)
Cash at Beginning of Year	281,832	511,950
Cash at End of Period	$24,695	$281,832

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$-	$13,481
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing Activities:
Stock issued for cannabis licenses in California	-	292,500
Stock issued for purchase of CBJ Distributing	-	3,043,537
Stock issued for land acquisition in California	-	67,500
Intangible Assets exchanges for accounts payable	27,930
Notes receivable in exchange for accounts payable	100,000
Land transfer in exchange for accounts payable	314,105
Settlement of Due to Related Party	1,221,871
Joint Venture investment with BRRX Management	166,675
Settlement of CBJ Distributing	1,357,473

See accompanying notes to audited consolidated financial statements.

BOTS, INC.

And SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

The accompanying consolidated audited financial statements of BOTS, Inc., (the “Company”, “we”, “our”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany accounts and transactions have been eliminated.

Description of Business

We were incorporated in the State of Nevada on December 30, 2010 originally under the name Lifetech Industries, Inc. All agreements related to the Lifetech business were terminated and closed as of April 30, 2014. Effective August 2, 2013, the name was changed from "Lifetech Industries, Inc." to "BOTS, Inc." The Company’s common stock is traded under the symbol “BOTS.” The Company is based in Jacksonville, Florida.

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

The Company initially earned revenue through wholesale and retail sales of electronic cigarettes, vaporizers, and accessories in the United States. It offered electronic cigarettes and related products through its online store at www.BOTS.org, as well as through the company’s wholesale, distributor, and retail programs. We expanded operations to include the VitaCig brand in 2014.

From 2015 through 2020 the Company was involved in multiple cannabis business entities. We have elected to discontinue all operations in the cannabis markets and focus on robotics.

During this fiscal year, we operated multiple websites (which are not incorporated as part of this Form 10K report). The Company’s primary website is www.BOTSgroup.com.

Subsidiaries of the Company

The following subsidiaries are incorporated in the financials for the year ending April 30, 2020 but have been discontinued as operational elements of BOTS, Inc.

VitaCig, Inc.

On May 26, 2016 we incorporated VitaCig, Inc., (“VitaCig”) in the state of Florida. VitaCig headquarters our global e-cig operations. VitaCig, Inc., is a wholly owned subsidiary of the Company. VitaCig ceased operations under BOTS on April 30, 2020. On May 1, 2020 the assets of VitaCig was transferred to Paul Rosenberg as settlement of debt.

MCIG Internet Sales, Inc.

On June 1, 2016, the Company incorporated MCIG Internet Sales, Inc., (“MCIG Internet”) in the state of Florida in order to operate our CBD business and to consolidate all wholesale and online retail sales from various websites.  MCIG Internet is a wholly owned subsidiary of the Company.   MCIG Internet Sales, Inc., ceased operations under BOTS on April 30, 2020.

CAL Acres  Foundation (FKA Newco2, Inc)

Cal Foundation was created on January 19, 2019 as a California not-for-profit company.  We own 80% of the not-for-profit business.  Cal Foundation maintains three cannabis licenses in the State of California.

CAAcres, Inc.

CAAcres, Inc., (“CAAcres”) was incorporated on May 10, 2019 under the laws of the state of California.  CAAcres was created to participate in the Joint Venture with Cal Foundation for the cultivation, manufacturing, and distribution of cannabis products within the state of California.  CAAcres is an agriculture venture for the cultivation, manufacturing and distribution of cannabis products. We are currently assessing the requirements for the build out of the land acquired in California City, California for this project.

Vapolution, Inc.

On January 23, 2014, the Company entered into a Stock Purchase Agreement acquiring 100% ownership in Vapolution, Inc., which manufactures and retails home-use vaporizers. Effective January 17, 2017 we began consolidating Vapolution with the Company’s financial reports.  Vapolution ceased operations during fiscal year 2020.  Vapolution, Inc., was wholly owned by BOTS, Inc.

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

On February 1, 2019, we adopted Topic 606, using the modified retrospective transition method applied to those contracts which were not completed as of February 1, 2019. Results for reporting periods beginning after February 1, 2019 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting. The impact of adopting the new revenue standard was not material to our financial statements and there was no adjustment to beginning retained earnings on February 1, 2019.

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

For the years ended April 30, 2020 and April 30, 2019, the Company has no customers who impact the Company’s revenues or receivables more than 5%.

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

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. For cash management purposes, the company concentrates its cash holdings in multiple FDIC insured state and federal banking institutions. The Company had no cash equivalents at April 30, 2020 or 2019.

Inventory

In accordance with ASU 2015-11 – Inventory (Topic 330) – Simplifying the Measurement of Inventory, the Company’s inventory consists of finished product, BOTS products valued at the lower of cost or market valuation under the first-in, first-out method of costing.

As of April 30, 2020, the Company had no allowance for obsolescence.

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

Accounts Receivable

The Company’s accounts receivables are primarily through its construction and media and technologies segments.  As the retail division is either paid through credit card processing and prepaid wholesale purchases, the Company projects insignificant amounts of outstanding accounts receivable for its retail division.  The Company recognizes receipt of payment at the time the funds are deposited with the merchant services account of the Company.  When the merchant services vendor determines to maintain a reserve for potential refunds and chargebacks, the Company reviews the reserve, to i) determine if the reserve is probably uncollectible, and ii) if a loss is probable, a reasonable estimate of the amount of the loss.  We then allocate a portion or all of the reserve for bad debt, in accordance with FASB ASC 450-20-25-2.  Once the vendor releases the funds, the bad debt reserve is appropriately reversed. The Company recognized $1,395,605 and $0 as an uncollectable reserve for the periods ending April 30, 2020 and April 30, 2019, respectively.

Advertising Costs and Expense

The advertising costs are expensed as incurred. During the years ended April 30, 2020 and 2019, the advertising costs were $30,197 and $73,091, respectively.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 in excess of federally insured limits at April 30, 2020 and 2019.

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

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, ASU 2011-08, Intangible-Goodwill and Other (Topic 350)” Testing Goodwill for Impairment, and ASU 2012-02 Intangibles-Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment our intangible assets are evaluated for potential impairment annually, generally during the fourth quarter, by comparing the fair value of a reporting unit to its carrying value. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of to its carrying value, and any impairment determined would be recorded in the current period. The Company recognized no impairment on its intangible assets for the periods ending April 30, 2019 and April 30, 2017.

Cost-Basis Investments

The Company’s non-marketable equity investment in Omni Health, Inc., and Stony Hill Corp is recorded using the cost-basis method of accounting and is classified within other long-term assets on the accompanying balance sheet as permitted by FASB ASC 325, “Cost Method Investments”. The Company elected to purchase CBJ Distributing under its Option Agreement subsequent to this reporting period, as such we maintain the cost-basis for this option. During 2020 we impaired a total of $386,031 (see Note 7).  We impaired $152,023 of our investment in Omni Health, Inc., $24,000 of our Stony Hill stock, $160,008 of our investment in the acquisition of Agri-Contractors, and $50,000 in our OBITX investment.

Equity-Basis Investments

The Company accounted for its ownership of VitaCig, Inc., (Nevada) as an equity-basis investment. As of April 30, 2020, and April 30, 2019, there is no net book value of the ownership of VitaCig, as the pro-rata value after the Spin-off and the impairment of the investment in VitaCig.

On June 22, 2016, the Company reduced its ownership of VitaCig, Inc., to 57,500,000 through a Separation and Transfer Agreement where the Company acquired the business operations of VitaCig in exchange for selling back to the treasury of VitaCig, Inc., (Nevada) 172,500,000.

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. Management reviews BOTS’s reserves at least quarterly to ensure that its accruals are adequate in meeting expected future warranty obligations, and the Company will adjust its estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that are recorded may be material. As a result, the products that can be returned as a warranty replacement are extremely limited. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report for the year ended April 30, 2020. Based on these actual expenses, the warranty reserve, as estimated by management as of April 30, 2020 and April 30, 2019 were at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

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

Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies.  We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated.  As of April 30, 2020, and April 30, 2019, the Company recognized a loss on contingencies of zero and $0, respectively.

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

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the years ended April 30, 2020 and 2019 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 4.  Inventory and Work in Progress

The early implementation of ASU 2015-11, Simplifying the Measurement of Inventory had no effect on the financial performance of the Company.  The Company reports its inventory by segments.  The inventory levels for the segments for previous years are based upon best estimates of management and are provided for quality review measures only.  The inventory and work in progress was eliminated as part of the discontinued operations.

Note 5:  Accounts Receivable

The Company’s currently has no accounts receivable.

The accounts receivable for 2019 were eliminated as part of the discontinued operations.

Accounts Receivable
	For the year ending April 30,
	2020	2019
A/R from credit card reserve	$-	$27,462
A/R from direct customers	-	1,633,324
Subscription receivables	-	-
Allowance for bad debt	-	(1,395,605)
Allowance for discontinued operations	-	(260,789)
Total Accounts Receivable	$-	$4,392

Note 6. Property, Plant and Equipment

The following is a detail of equipment at April 30, 2020 and April 30, 2019:

Property, Plant, and Equipment
	As of	As of
	April 30, 2020	April 30, 2019
Office furniture	$29,090	$29,090
Rollies machine	5,066	5,066
Computer equipment	1,723	1,544
420 Cloud	3,129,412	3,129,412
Farm equipment	30,765	30,765
Warehouse equipment	193,388	67,471
Plant Development	21,605	-
Land	292,500	292,500
Total acquisition cost	$3,703,549	$3,555,848
Accumulated depreciation	894,707	835,986
Write-down	43,128	43,128
Sell of assets	314,105	-
Discontinued operations	2,451,609	2,676,480
Total property, plant, and equipment	$-	$254

Note 7. Cost Basis Investments

The Company has invested $1,300,065 through April 30, 2020 through various nonmonetary transactions. The Company has elected to impair a portion of its investments (see Note 9).  A breakdown of these investments includes:

Cost Basis Investments

	As of	As of
	April 30, 2020	April 30, 2019
Stony Hill Corp	$700,000	$700,000
Omni Health, Inc	152,023	152,023
New York Hemp Pilot Program	50,000	50,000
California City Cannabis Licenses	-	225,585
Investment in BRRX management	200,778	-
Agri-Contractors, LLC	160008	160,008
Redfern BioSystems, Inc.	9,949	9,949
Total acquisition cost	$1,272,758	$1,297,565
Impairment	(999,813)	(386,031)
	$272,945	$911,534

Note 8. Intangible Assets:

The intangible assets consist of:

Intangible Assets

	As of	As of
	April 30, 2020	April 30, 2019
Domains	$365,847	$365,847
Trademarks	455,860	455,860
Website	30,491	30,491
Cannabis License	228,085	-
VitaCBD	200,000	200,000
Total acquisition cost	$1,280,283	$1,052,198
Less: Amortization	(752,193)	(486,447)
Adjustment for sale of asset	(72,880)	(72,880)
Write-off	(55,173)	(5,975)
Current Intangible Assets	$400,037	$486,896

Amortization expense on intangible assets was $265,749 and $263,197 for the years ended April 30, 2020 and 2019, respectively. The weighted average remaining useful life on intangible assets at April 30, 2020 is approximately 24 months.

The table below represents the estimated amortization of intangible assets for each of the next five years.

Year	Amortization
2021	$171,952
2022	-0-
2023	-0-
2024	-0-
2025	-0-
Total	$171,952

Note 9.  Impairment Analysis

The following chart is a summary of the impairment analysis conducted in 2020 and the recommended impairment per asset.  When a fair value was easily obtainable through third party independent resources it was utilized in calculating impairment.  In addition to the fair value method, the company conducted an analysis utilizing the value in use method.  We utilized gross revenue, EBIDTA, free cash flow, discount rate and factors and present value of free cash flow for a five-year period to determine current value of assets.  Based upon the analysis the following chart shows the impairments that were recognized.

Name of Individual Assets	Stony Hill Stock
CARRYING AMOUNT	676,000
Assets sold during year	106,860
Current value	62,718
RECOVERABLE AMOUNT	62,718
Impairment losses recognized	(506,422)

The following chart is a summary of the impairment analysis conducted in 2019 and the recommended impairment per asset.  When a fair value was easily obtainable through third party independent resources it was utilized in calculating impairment.  In addition to the fair value method, the company conducted an analysis utilizing the value in use method.  We utilized gross revenue, EBIDTA, free cash flow, discount rate and factors and present value of free cash flow for a five-year period to determine current value of assets.  Based upon the analysis the following chart shows the impairments that were recognized.

Name of Individual Assets	Omni Stock	Stony Hill Stock	Agri-Contractors	NY Hemp License	CA Hemp License	OBITX
CARRYING AMOUNT	152,023	700,000	160,008	50,000	225,585	2,879,273
Fair value less costs to sell	-	676,000	-	-	XCEEDS	2,799,159
Value in use	-	-	-	-	-	-
RECOVERABLE AMOUNT	-	676,000	-	-	XCEEDS	2,799,159
Impairment losses recognized	(152,023)	(24,000)	(160,008)	(50,000)	-	(80,114)

Note 10:  Liabilities

Notes Payable

The notes payable of $375,000 is owed to Apex Management under settlement agreement.  The Company currently pays $20,000 per month.

In addition to these amounts, we owe Paul Rosenberg (see Related Party) $110,193 as due to related party.  There are no current agreements in place for these payments made by Paul Rosenberg on behalf of the Company.  The Company treats these as notes payable to a related party.

Accounts Payable

The following table represents the outstanding payables and accrued expenses:

Accounts Payable and Accrued Expenses
	As of April 30,
	2020	2019
Payroll liabilities	$-	$48,516
A/P to related parties	-	441,125
A/P for corporate	-	7,516
A/P for construction	53,531	74,251
A/P for retail sales	-	114,793
A/P for technologies	-	14,633
A/P for agriculture	119,787	129,787
Total Accounts Receivable	$173,317	$830,621

Note 11: Consolidated Statements of Operations Notes

Professional Fees

The Company’s professional fees consists of legal fees, accounting fees, securities fees, and other licensed professional fees.  The legal fees include general corporate counsel fees, legal expenses associated with various lawsuits, and the preparation of SEC filings.  Following is a breakdown of the professional fees for the periods ending April 30, 2020 and April 30, 2019:

Professional Fees

	For the year ending April 30,
	2020	2019
Legal fees associated with litigation	$-	$256,803
Corporate legal fees	38,327	69,965
Accounting fees	19,500	52,967
Securities fees	5,375	27,421
Other licensed professional fees	-	6,675
Adjustment for discontinued ops	(21,929)	-
Total Professional fees	$41,273	$413,831

Selling, General, and Administration

The Company’s selling, general, and administration expenses were $401,739 and $536,735 for the periods ending April 30, 2020 and April 30, 2019, respectively.  The following chart is a breakdown of those expenses:

Selling, General, and Administration

	For the year ending April 30,
	2020	2019
Auto Expenses	$9,403	$12,729
Bank service charges	4,541	6,122
Business License	3,963	159
Payroll	291,198	331,090
Travel	12,493	50,596
Office Supplies	37,766	57,728
Computer and Internet Expenses	11,018	17,517
Shipping and Postage	100	737
Rent	28,735	55,509
Research and Development	-	710
Utilities	2,615	3,838
Adjustment for discontinued ops	(390,375)	-
	$11,457	$536,735

Bad Debts

The Company has recorded bad debt in the amounts of $0 and $1,372,725 for the periods ending April 30, 2020 and April 30, 2019, respectively. The $1,372,725 of bad debt for the period ending April 30, 2019 consists of $1,254,500 of bad debt through OBITX, $113,833 with CBJ, and $4,392 of bad debt in BOTS.

Note 12:  Discontinued Operations

In 2020 the Company elected to discontinue its operations in retail operations which included sales under VitaCig, MCig Internet, CBJ, and Vapolution.   The retail discontinued operation loss for the year ending April 30, 2020 was $3,165,717.

In 2019 the Company elected to discontinue its operations in construction under GROW and agriculture under NYACRES.  In addition, OBITX has discontinued its operations under altCUBE.  The following chart shows the losses we have incurred as part of the discontinued operations.

In addition, we adjusted our assets and liabilities accordingly.

Discontinued Operations
mCig Internet	$(60,400)
Vapolution	(92,452)
CBJ	(125,289)
VitaCig	(296,374)
Adjust assets/liabilities	(2,591,202)
Total	$(3,165,717)

Note 13.  Sale of Asset

On September 15, 2019 the Company sold the domain name www.cbd.biz to Redfern BioSystems, Inc., for $90,000.  The following chart represents that sale transaction.

Sale of CBD.BIZ
Notes receivable	100,000
Income for financing	(10,000)
Total sales price	$90,000
Domain name acquisition cost	82,500
Accumulated amortization	(11,458)
Total reductions from sales price	71,042
Gain on asset	$18,958

The Company entered into a secured convertible promissory note with Redfern.  The note is due on September 14, 2020.  Should Redfern default the Company may convert the secured promissory note into 40 million common shares of Redfern representing approximately 75% of the business.  Should the Company not elect to convert in the event of nonpayment by Redfern, the Company may take possession of the domain www.cbd.biz and its business operations.  On September 18, 2019 the Company assigned the note to Paul Rosenberg and Michael Hawkins (see Related Party Transactions).

Note 14. Related Parties and Related Party Transactions

Related Parties

In addition to the subsidiaries of the Company, the following individuals/entities have been identified as related parties in accordance with the guidelines of ASC 850 – Related Party Disclosures:

Related Parties
Name/Entity	Position	Became	Ended
Paul Rosenberg	CEO/Director	January 1, 2012	Current
Michael Hawkins	CFO	April 8, 2016	August 30, 2019
OBITX, Inc.	Significant Shareholder	April 3, 2017	Current

Related Party Transactions

The Company entered a Line of Credit with Paul Rosenberg (see Subsequent Events) for up to $100,000 in funding on May 1, 2016.  On May 1, 2017, the Company increased the amount of the Line of Credit and Convertible Promissory Note for up to $250,000 in funding by Paul Rosenberg to accurately record the day-to-day transactions of the Company and Paul Rosenberg. In February 2019 we increased the line of credit to $1,000,000.  As of April 30, 2019, the Company owed Mr. Rosenberg $1,219,412, which included the amount of $120,000 earned, covered under his employment agreement which was not paid to Mr. Rosenberg. On August 1, 2019 the Company settled the account reducing the amount owed to Paul Rosenberg in the amount of $1,221,871.  As payment of this amount was the transfer of the real estate property owned by CAAcres, Inc., in the amount of $314,105 and the transfer of ATM’s owned in the amount of $408,166, with the remainder of the amount due recognized as gain on sale of assets. Since the settlement, Paul Rosenberg has expended an additional $110,923 to third party vendors on behalf of MCIG.  The Company has no agreement with Paul Rosenberg for these payments.  The Company records the advances as payable to related party.

On September 1, 2016, the Company entered into an employment agreement with Michael Hawkins, the Chief Financial Officer and an employment agreement with Paul Rosenberg, the Chief Executive Officer of the Company (“employees”).  Mr. Hawkins was the Interim Chief Financial Officer which agreement was scheduled to expire on September 6, 2016.  Mr. Rosenberg has been the CEO since inception and served without an agreement.  The terms of the Agreement are the same.  The agreements call for $156,000 per year base salary with a three-year term. Only $3,000 per month guaranteed to be paid in cash, while the remainder ($10,000 per month) is booked as a note due, which may be converted into shares of the company at then current price per share.  The initial year’s conversion option was accrued upon entering into the agreement. The employees earn annual bonuses based upon gross sales, net profits, and annual increases in sales and profits. The Company and employees may elect to convert a portion of this salary into equity of the company.  In addition, each employee was issued a seven-year warrant to acquire four percent (4%) of the Company Stock at the market price as of September 1, 2016 with 25% vested immediately and 25% on each subsequent year anniversary of employment. On September 1, 2017 Mr. Hawkins agreement was modified to $10,000 per month and his options vested.  The employment agreements expired on August 30, 2019.  Mr. Hawkins elected not to extend the agreement and resigned as the Chief Financial Officer.  Paul Rosenberg stopped receiving payments under his agreement effective October 31, 2019 and currently receives no compensation as CEO/CFO of the Company.

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

On May 2, 2019 Paul Rosenberg converted 500,000 shares of Series A Preferred Stock into 5,000,000 common shares of stock.

On October 13, 2019 Paul Rosenberg retired 30,000,000 shares of common stock.

On October 13, 2019 the Company settled the account payable owed Paul Rosenberg and Michael Hawkins.  In exchange for the elimination of $295,725 owed to Paul Rosenberg and $129,140 owed to Michael Hawkins, the Company provided $27,930 of assets owned by VitaCig, and assigned the $100,000 owed by Redfern to the Company to Paul Rosenberg and Michael Hawkins.  The remaining balance of $296,935 was recorded as a gain on the sale of assets.

The Company entered a Line of Credit with OBITX, to provide up to $500,000 in funding on November 1, 2016.  It was given at a 0% interest rate and is payable upon termination date with the option to convert the agreement into equity at a 15% discount to the then current market rate. The Line of Credit was increased to $1,000,000 on January 1, 2018 and expired January 1, 2020.  As of April 30, 2020, and April 30, 2019, the amount outstanding on the Line of Credit owed to MCIG was $218,257 and $618,277, respectively.  (For further information see Note 22 – Subsequent Events).

Note 15. Commitments and Contingencies

Rent expense for the year ended April 30, 2020 and 2019 was $28,735 and $55,509, respectively.  The company currently rents office space through its registered agent in Puerto Rico on a month-by-month basis.

Note 16. Stockholders’ Equity

Common Stock

The Company was authorized to issue 2,000,000,000 common shares at a par value of $0.0001.  As of April 30, 2020, the Company had issued and outstanding, 505,374,596 common shares.  During 2020 we issued 20,250,00 shares of common stock and cancelled 30,000,000 shares of common stock for a net reduction of 9,750,000.

Preferred Stock

The Company has authorized 90,000,000 shares of preferred stock, of which it has designated 90,000,000 as Series A Preferred, at $0.0001 par value.   The Company has 3,350,000 issued and outstanding as of April 30, 2020. Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock.

During 2020 APO Holdings elected to convert 1,000,000 shares of Series A Preferred stock into 10,000,000 shares of common stock.

Note 17. Income Taxes

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	2020	2019

Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal taxes	6.0%	6.0%
Non-deductible items	(1.0)%	(1.0)%
Valuation allowance	(39.0)%	(39.0)%
Effective income tax rate	0.0%	0.0%

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

Income Tax Computation
	2020	2019
	Tax Asset	Tax Asset
Income (Loss) per Books	(3,883,988)	(3,057,241)
Sales of non-taxable assets	-	-
Deferred Expenses	-	-
Stock-based compensation	273,000	28,900
Stock received for sales	-	-
Amortization	172,199	-
NOL (Net Income)	3,438,789	3,028,341
Prior NOL	3,422,318	413,977
Current NOL	6,881,107	3,422,318

At April 30, 2020 and 2019, the Company had net operating loss carry forwards available to offset future taxable income of approximately $6,881,107 and $3,422,228, respectively. These carry forwards will begin to expire in the year ending December 31, 2026. Utilization of the net operating loss carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions.

The Company has not performed a change in ownership analysis since its inception in 2010 and, accordingly, some or all of its net operating loss carry forwards may not be available to offset future taxable income. Even if the loss carry forwards are available, they may be subject to substantial annual limitations resulting from past ownership changes, and ownership changes occurring after April 30, 2020, that could result in the expiration of the loss carry forwards before they are utilized.

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

The Company periodically evaluates the likelihood of the realization of deferred tax assets and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to the Company for tax reporting purposes, and other relevant factors. At April 30, 2020 and 2019, deferred tax assets have been fully offset by a valuation allowance.

The Company files income tax returns in the U.S. federal jurisdiction, and with the State of California, Florida, New York, and Nevada. The Company is subject to U.S. federal and state income tax examinations by tax authorities for tax years 2014 through 2019 due to net operating losses that are being carried forward for tax purposes. The Company does not have any uncertain tax positions or unrecognized tax benefits at April 30, 2020 or 2019. The Company’s policy is to recognize interest and penalties related to income taxes as components of interest expense and other expense, respectively.

Note 18. Basic Loss per Share before Non-Controlling Interest

Basic Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

Basic Income (Loss) Per Common Share
	For the period ended April 30,
	2020	2019
Net income from continuing operation (loss) before non-controlling interest	(718,386)	(3,655,702)
Net income (loss) before non-controlling interest	(3,883,988)	(4,134,947)
Net income (loss) from non-controlling interest	-	1,077,706
Net income (loss)	(3,883,988)	(3,057,241)
Basic income (loss) per common share from continuing operation	(0.0014)	(0.0074)
Basic income (loss) per common share from non-controlling interest	0.0000	0.0022
Basic income (loss) per share	(0.0076)	(0.0062)
Basic weighted average number of shares outstanding	505,071,171	493,439,072

The computation of basic loss per common share is based on the weighted average number of shares outstanding during the year.

Note 19. Stock Option Plan

Under its Year 2016 Stock Option Plan (the “Plan”), the Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant.

Options granted under the Plan are exercisable at the exercise price of grant and, subject to termination of employment, expire three years from the date of issue, are not transferable other than on death, and vest in monthly installments commencing at various times from the date of grant.  As of April 30, 2020, the Company recorded compensation cost of $0 within operating expenses related to stock options granted in 2020.

The Company issued no options during fiscal year 2020.  The weighted average fair value at date of grant for options granted during fiscal 2019 is $0.1362 per option. The fair value of each option at date of grant utilized the closing price of the stock on the date of issue.

A summary of the Company’s stock option plan as of April 30, 2020 is presented below:

Stock Option Summary
	Shares	Weighted Average Exercise Price
Options outstanding at May 1, 2018	12,076,830	$0.0485
Granted in FY 2019	-	-
Forfeited in FY 2019	69,419	0.1840
Exercised in FY 2019	596,249	0.0340
Options outstanding at April 30, 2019	11,550,000	0.0485

Granted in FY 2019	-	-
Forfeited in FY 2019	-	-
Exercised in FY 2019	-	-
Options outstanding at April 30, 2020	11,550,000	$0.0485

There are currently 14,400,000 unissued options under the 2016 Stock Option Plan.

The following table summarizes information for stock options outstanding at April 30, 2020:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	@ 4/30/20	in years	Price	@ 4/30/19	Price

$0.034 - $0.244	11,550,000	-	$0.0937	11,550,000	$0.0937

Note 20.  Warrants

A total of 43,332,412 warrants were issued on September 1, 2016 to various individuals/entities. These warrants were issued as a condition of employment agreements with the CEO and CFO.  A total of 10,833,103 shares vests immediately with 10,833,103 vesting on the anniversary date for three years.  The conversion price of the warrants is at $0.025.

On January 31, 2017, the company granted Mr. Rosenberg and Mr. Hawkins a five-year warrant to purchase 250,000 shares each of common stock at $0.75 per share.

On September 1, 2017 the remaining warrants issued to Michael W. Hawkins were vested in exchange for his reduction in salary.

A summary of warrant activity for period ended April 30, 2020 is as follows:

Stock Warrant Summary
	Shares	Weighted Average Exercise Price
Warrants outstanding at May 1, 2018	26,582,579	$0.0250
Granted in FY 2019	-	-
Exercised in FY 2019	5,416,551	0.0250
Warrants outstanding at April 30, 2019	21,166,208	0.2060

Granted in FY 2020	-	-
Exercised in FY 20120	-	-
Options outstanding at April 30, 2020	21,166,208	$0.2060

Note 21. Explanation of Restatement of Balance Sheet for January 31, 2019

The Company is filing a restatement of its year ending Balance Sheet for the period ending April 30, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on November 19, 2019 (the “Original Report”) and subsequently with each quarterly report filed with the SEC. The financial statements contained in our Annual Report on Form 10-K for the period ended April 30, 2019 require restatement in order to account for the discontinued operations of the Company in order for a comparative review for subsequent year endings.  The changes in our consolidated Balance Sheet are summarized, below.

	For the year ending
	January 31, 2019
	Original	Change	Restated
Assets
Current Assets
Cash and cash equivalents	281,832	(267,514)	14,318
Accounts receivable, net	265,181	(260,789)	4,392
Inventory	818,359	(818,359)	-
Work in progress	21,605	(21,605)	-
Notes and other receivable	130,193	(30,193)	100,000
Prepaid expenses	13,940	(3,940)	10,000
Discontinued operations assets	-	4,242,032	4,242,032
Total current assets	1,531,110	2,839,632	4,370,742
Property, plant and equipment, net	2,676,734	(2,676,480)	254
Cost basis investment	911,534	(9,949)	901,585
Intangible assets, net	486,896	(153,203)	333,693
Total assets	5,606,274	-	5,606,274

Liabilities & stock equity
Current liabilities
Accounts payable and accrued expenses	830,621	(316,938)	513,683
Due to shareholder	1,219,412	-	1,219,412
Other current liabilities	391,885	(82,787)	309,098
Deferred Revenue	20,977	(20,977)	-
Discontinued liabilities	-	420,702	420,702
Total current liabilities	2,462,895	-	2,462,895
Long term liabilities
Notes payable	275,000	-	275,000
Total long term liabilities	275,000	-	275,000
Total Liabilities	2,737,895	-	2,737,895
Stockholders' equity
Preferred stock, $0.0001 par value	435	-	435
Common stock, $0.0001 par value, voting	51,512	-	51,512
Treasury stock	(680,330)	-	(680,330)
Additional paid in capital	13,968,212	-	13,968,212
Accumulated deficit	(9,265,671)	-	(9,265,671)
Total stockholders' equity	4,074,158	-	4,074,158
Non-controlling interest	(1,205,779)	-	(1,205,779)
Total equity	2,868,379	-	2,868,379
Total liabilities and stockholders' equity	5,606,274	-	5,606,274

Note 22. Subsequent Events

On May 15, 2020 the Company issued 50,000,000 shares of common stock to Overwatch Partners, Inc., as part of payment for services provided by Michael Hawkins during the transition between his resignation as the CFO and the acquisition of BOTS.

On May 15, 2020 issued 80,000,000 shares of common stock as stock-based compensation to Paul Rosenberg.

On May 15, 2020 the Company issued 10,000,000 each to the Law Offices of Carl G Hawkins and the Law Offices of Thomas G Amon for legal services.

On May 17, 2020 the Company acquired the assets of First Bitcoin Capital, Inc.  The Company issued 100,000,000 common shares of stock and 30,000,000 Series A Preferred shares of stock.  The Company is obligated to issue an additional 60,000,000 shares of Series A Preferred stock at the rate of 10,000,000 per quarter under certain conditions.

On June 3, 2020 the Company entered into a settlement agreement with BRRX terminating the joint venture.

In October 2020 we converted 5,000,000 of OBITX, Inc., common shares owned by us into 500,000 shares of Series B Preferred stock.  The conversion was according to the terms of the Series B Preferred stock and as such there was no gain or loss on the transaction.  BOTS may not convert the Series B Preferred shares into common shares until 24 months have expired from the transaction.

On September 30, 2020 we received 27,000,000 BIT tokens from OBITX as payment of the outstanding note receivable of $218,257.

In October 2020 Redfern BioSystems, Inc., was shutdown.  The few assets held by Redfern were used to settled debts owed to creditors.  We received no compensation for our shares of Redfern BioSystems, Inc., and as such wrote off the asset.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 9, 2019, and effective the same date, on the recommendation of the Registrant’s Board of Directors, the Registrant engaged Weinstein International CPA, as its independent registered audit firm to audit the Registrant’s financial statements for the fiscal year ended April 30, 2019 and to perform procedures related to the financial statements included in the Registrant’s quarterly reports on Form 10-Q, beginning with the quarter ending July 31, 2019.  The Company elected to utilize Weinstein International CPA as its independent registered audit firm to audit the Registrant’s financial statements for the fiscal year ended April 30, 2020.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2020. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at April 30, 2020.

Based on the results of its assessment, our management concluded that our internal control over financial reporting was not effective as of April 30, 2020 based on such criteria. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

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

Information and Communications

We did not implement appropriate information technology controls related to access rights for certain financial spreadsheets that are relevant to the preparation of the consolidated financial statements and our system of internal control over financial reporting. In addition, we did not implement the appropriate information technology disaster recovery controls in place to ensure the completeness of financial information surrounding the Company’s revenues and inventory.

Monitoring

We did not maintain effective monitoring of controls related to the financial close and reporting process. In addition, we did not maintain the appropriate level of review and remediation of internal control over financial reporting deficiencies throughout interim and annual financial periods.

We have not had sufficient time to fully remediate the aforementioned deficiencies and/or there was insufficient passage of time to evidence that the controls that were implemented during 2017 were effective. Therefore, the aforementioned control deficiencies continued to exist as of April 30, 2020. We believe the control deficiencies described herein, individually and when aggregated, represent material weaknesses in our internal control over financial reporting at April 30, 2020 since such deficiencies result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis by our internal controls. As a result of our assessment, we have therefore concluded that our internal control over financial reporting was not effective at April 30, 2020.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only the management's report in this annual report

MATERIAL WEAKNESS DISCUSSION AND REMEDIATION

We believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended April 30, 2020 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

We were not able to fully implement and/or test the design and the operating effectiveness of our control procedures as of April 30, 2020. This required us to design new processes and controls concurrently, and thus did not allow us sufficient time to fully implement and/or test the design and operating effectiveness of the new controls.

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

We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2020.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the year ended April 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Director or Officer Since	Age	Positions

Paul Rosenberg	2013	49	President and Chief Executive Officer, Acting Chief Financial Officer and Chairman of the Board
Simon Rubin	2020	43	Director
Yuri Abramov	2020	61	Director
Dr. Vyacheslav M. Abramov	2020	65	Director

Paul Rosenberg was appointed as our Chief Executive Officer, Treasurer, Secretary, and Director of BOTS, Inc. on May 23, 2013. For the past 5 years Mr. Rosenberg has been a private investor focusing on the technology space where he has over two decades of experience as a software engineer specializing in complex distributed systems in C++, Delphi, VB, Java, and Oracle DB projects via his consulting company: PR Data Consulting. Since 1997, Mr. Rosenberg has worked as an independent consultant with both private and public enterprises including: The Federal Deposit Insurance Company (FDIC), The Zennstrom/Friis Group (Kazaa/Skype/Atomico Ventures), and Trust Digital (later sold to Mcafee in 2010), Dell, Inc., Boeing, and Microsoft Inc. as well as several other notable companies.

Simon Rubin was appointed to the Board of Directors on May 17, 2020 and currently serves as the chairman of the board for First Bitcoin Capital. Simon is a serial entrepreneur with a background in programming and web design. Simon also has years of experience in health care equipment management. Simon is an avid crypto currency enthusiast.

Yuri Abramov is an applied physicist, mathematician, and software developer. Master of Science in Theoretical Physics from the Institute of Chemical Physics, Russian Federation. For more than three decades, Yuri has applied his superior analytical skills and expertise to advance the field of applied physics in his work as a mathematician, algorithms and software developer, engineer and inventor. Yuri holds a Master of Science in Theoretical Physics and Chemical Physics from the Institute of Chemical Physics from the Russian Academy of Sciences in Moscow, Russia. Among his numerous unparalleled qualifications and credentials, Yuri is an expert problem solver in the areas of digital signal processing for video-compressions as well as for high speed wireless communications. Yuri is experienced in developing novel algorithms in MATLAB and C/C++ as well as SAW-filters hardware design, which are inherent attributes in many of today’s state-of-the-art electronic systems and are developed to improve Tx-Rx Communication Systems by communication sensitivity. In addition, Yuri developed a SAW-coprocessor for wireless modems operating in UWB (ultra-wide band) frequency range that are destined for super-high-speed data communication. His business background includes acting as a project’s leader for Soliton-SAW Ltd., for 14 years where he worked in consulting and implementation, algorithms and software development and modeling and designing. Yuri has at least multiple inventions that are registered as patents including “Signal Processing Method Utilizing the SAW Velocity Dispersion Effect for Weighting by Shaping the Electrode Fingers of a SAW Interdigital Transducer and Apparatus, signal processing utilizing SAW wave guides, image processing methods for digital quantization” and others. Yuri has contributed to nearly 40 scientific publications with various articles on analysis, methods and applications of SAW filters design, algorithms for video encoding and others. He currently works in the field of Ultra-Wide Band Communication applied to coax-cable defects localization. Yuri is the younger brother of Dr. Vyacheslav M. Abramov, who was appointed Chairman to the company’s advisory board.

Dr. Vyacheslav M. Abramov is a mathematician, financial statistician, and database developer with a PHD in Mathematics from Tel Aviv University. A leading financial professor, Dr. Abramov holds a PHD in mathematics from Tel Aviv University with more than 30 years of unparalleled experience as a financial and mathematical statistician, software engineer, algorithm and computer database developer. In addition to being invited to speak at several international science and technology conferences and symposiums, he has also lectured at some of the top technological institutes around the world including Swinburne University of Technology in Australia, City University of Hong Kong, the University of Melbourne, Monash University in Australia and others on topics such as time series analysis, financial mathematics, differential equations and probability and statistics. Dr. Abramov is highly skilled in predicting financial markets and crypto-currency fluctuations and shared his opinion in the Asia Pacific Financial Markets journal with a review on “Estimation and Prediction of a Non-constant Volatility.”

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

COMMITTEES

Our Board of Directors as a whole act as the audit and compensation committees.

CODE OF ETHICS

We adopted a code of ethics that applies to our officers and directors. Our code of ethics was filed with our Annual Report for the year ended April 30, 2014, as filed on August 14, 2014.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Under the laws of Puerto Rico, we can indemnify our directors and officers against liabilities they may incur in such capacities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Our amended and restated articles of incorporation provide that, pursuant to Puerto Rico law, our directors shall not be liable for monetary damages for breach of the directors’ fiduciary duty of care to us and our stockholders. This provision in the articles of incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Puerto Rico law. In addition, each director will continue to be subject to liability for breach of the director’s duty of loyalty to us or our stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for any transaction from which the director directly or indirectly derived an improper personal benefit, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Puerto Rico law. The provision also does not affect a director’s responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

Our bylaws, as amended, provide for the indemnification of our directors and officers to the fullest extent permitted by the laws of Puerto Rico. We are not, however, required to indemnify any director or officer in connection with any (a) willful misconduct, (b) willful neglect, or (c) gross negligence toward or on behalf of us in the performance of his or her duties as a director or officer. We are required to advance, prior to the final disposition of any proceeding, promptly on request, all expenses incurred by any director or officer in connection with that proceeding on receipt of any undertaking by or on behalf of that director or officer to repay those amounts if it should be determined ultimately that he or she is not entitled to be indemnified under our bylaws or otherwise.

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

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of BOTS, Inc., during the year ended April 30, 2017, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2017. The foregoing persons are collectively referred to in this prospectus as the “Named Executive Officers.” Compensation information is shown for the year ended April 30, 2019 and April 30, 2017:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Comp ($)	Non- Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Totals ($)
Paul Rosenberg,	2019	156,000	41,147	0	0	0	0	0	197,147
CEO	2020	81,000	0	0	0	0	0	0	81,000

Michael Hawkins	2019	132,000	41,147	0	0	0	0	0	173,147
CFO	2020	40,000	0	0	0	0	0	0	40,000

AGREEMENTS

On September 1, 2016, the Company entered into an employment agreement with Michael Hawkins, the Chief Financial Officer and an employment agreement with Paul Rosenberg, the Chief Executive Officer of the Company.  Mr. Hawkins was the Interim Chief Financial Officer which agreement was scheduled to expire on September 6, 2016.  Mr. Rosenberg has been the CEO since inception and served without an agreement.  The terms of the Agreement are the same.  The agreements call for $156,000 per year base salary with a three year term. Only $3,000 per month guaranteed to be paid in cash, while the remainder ($10,000 per month) is booked as a note due, which may be converted into shares of the company at then current price per share.  The initial year’s conversion option was accrued upon entering into the agreement. The employees earn annual bonuses based upon gross sales, net profits, and annual increases in sales and profits. The Company and employees may elect to convert a portion of this salary into equity of the company.  In addition, each employee was issued a seven-year warrant to acquire four percent (4%) of the Company Stock at the market price as of September 1, 2016 with 25% vested immediately and 25% on each subsequent year anniversary of employment. On September 1, 2017 Mr. Hawkins salary was reduced to $120,000 per year.  In consideration, the warrants issued to Mr. Hawkins have been fully vested.  The contracts expired on August 31, 2020.  Mr. Hawkins elected not to renew his agreement and ceased being the Chief Financial Officer of the Company on that date.

OUTSTANDING EQUITY AWARDS

None

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

The following table indicates beneficial ownership of BOTS’s common stock, as of April 30, 2020 by:

•	Each person or entity known by BOTS to beneficially own more than 5% of the outstanding shares of BOTS’s common stock;

•	Each executive officer and director of BOTS; and,

•	All executive officers and directors of BOTS as a group.

•

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Percentage of beneficial ownership is based on 505,374,596 shares of common stock outstanding as of April 30, 2020.

Unless other indicated, the address of each beneficial owner listed below is c/o BOTS, Inc., 4720 Salisbury Road, Jacksonville, Fl 32256.

Name of Beneficial Owner	Amount and Nature of	Percentage
	Beneficial Ownership	of Class(1)
Paul Rosenberg	21,808,238 common shares	4.32%
	3,825,000 preferred shares	99.99%
Total as a group (1)	21,808,238 common shares	4.32%
	3,825,000 preferred shares	100.00%
TOTAL STOCK VOTING POWER
Paul Rosenberg	60,058,238 stock voting power	11.1%
Total as a group (1)	60,058,238 stock voting power	11.1%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock outstanding on April 30, 2020.  As of April 30, 2020, there were 505,374,596 shares of our company’s common stock issued and outstanding.

REVIEW, APPROVAL AND RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

All future related party transactions will be approved, if possible, by a majority of our directors who do not have an interest in the transaction and who will have access, at our expense, to our independent legal counsel.

DESCRIPTION OF CAPITAL STRUCTURE

General

Our authorized capital stock consists of 2,000,000,000 shares of common stock, par value $ 0.0001.

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of common stock purchase options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no pre-emptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Preferred Stock

The Series A Preferred shares of BOTS, Inc. carry ten (10) votes per each share of Preferred stock while BOTS, Inc’s common shares carry one (1) vote per each share outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company entered a Line of Credit with Paul Rosenberg (see Subsequent Events) for up to $100,000 in funding on May 1, 2016. On May 1, 2017, the Company increased the amount of the Line of Credit and Convertible Promissory Note for up to $250,000 in funding by Paul Rosenberg to accurately record the day-to-day transactions of the Company and Paul Rosenberg. In February 2019 we increased the line of credit to $1,000,000. As of April 30, 2019, the Company owed Mr. Rosenberg $1,219,412, which included the amount of $120,000 earned, covered under his employment agreement which was not paid to Mr. Rosenberg. On August 1, 2019 the Company settled the account reducing the amount owed to Paul Rosenberg in the amount of $1,221,871. As payment of this amount was the transfer of the real estate property owned by CAAcres, Inc., in the amount of $314,105 and the transfer of ATM’s owned in the amount of $408,166, with the remainder of the amount due recognized as gain on sale of assets. Since the settlement, Paul Rosenberg has expended an additional $110,923 to third party vendors on behalf of MCIG. The Company has no agreement with Paul Rosenberg for these payments. The Company records the advances as payable to related party.

DIRECTOR INDEPENDENCE

Our Board of Directors is comprised of 4 member, who are not “independent” within the meaning of Marketplace Rule 5605 of the NASDAQ Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

On October 9, 2019, we engaged, Weinstein International CPA to serve as our independent registered public accounting firm for the years ending April 30, 2019 and 2020.

The following table shows the fees that were billed for the audit and other services provided for 2019 and 2020.

	2020	2019
Audit Fees	$15,000	$31,225
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$15,000	$31,225

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  The audit paid to the auditors with respect to 2020 and 2019 were pre-approved by the Board of Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
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

BOTS, Inc.

April 19, 2021	By:	/s/ Paul Rosenberg
Paul Rosenberg Chief Executive Officer (Principal Executive Officer)

April 19, 2021	By:	/s/ Paul Rosenberg
Paul Rosenberg Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Paul Rosenberg	Chief Executive Officer	April 19, 2021
Paul Rosenberg	(Principal Executive Officer)

/s/ Paul Rosenberg	Chief Financial Officer	April 19, 2021
Paul Rosenberg	and Director

