Form 10-K/A
period 2020-04-30
BOTS, Inc./PR
filed 2021-04-29
CIK 1525852

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

Common Shares Outstanding 505,374,596

EXPLANATORY NOTE – AMENDMENT

BOTS, Inc. (the “Company”) is filing this Amendment #1 on Form 10-K/A (the Amendment”) to the Company’s Annual report on Form 10-K for the fiscal year ended April 30, 2020  (the “Form 10-K”), filed with the Securities and Exchange Commission on April 19, 2021 (the “Original Filing Date), to make some changes to the Subsequent Events (Note 22).

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

During this fiscal year, we operated multiple websites (which are not incorporated as part of this Form 10K report). The Company’s primary website is www.BOTS.BZ.

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

RISK ASSOCIATED WITH CRYPTOCURRENCY & BLOCKCHAIN INDUSTRY

We have an evolving business model that will require significant resources, and our upcoming business model may not develop as we project.

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

ITEM 1. B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

CORPORATE HEADQUARTERS

We currently lease our corporate office facilities in Puerto Rico through a registered agent service. Our lease expires on December 31, 2021.

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

We are in the process of transitioning into the blockchain and robotics automation industries.

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

The Company initially earned revenue through wholesale and retail sales of electronic cigarettes, vaporizers, and accessories in the United States. It offered electronic cigarettes and related products through its online store  at www.BOTS.BZ, as well as through the company’s wholesale, distributor, and retail programs. We expanded operations to include the VitaCig brand in 2014.

From 2015 through 2020 the Company was involved in multiple cannabis business entities. We have elected to discontinue all operations in the cannabis markets and focus on robotics.

During this fiscal year, we operated multiple websites (which are not incorporated as part of this Form 10K report). The Company’s primary website is www.BOTS.BZ.

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

On November 23, 2020 the Company issued 1,000,000 shares of common stock to George L Richard III for legal services provided to the Company.

On November 23, 2020 the Company issued 1,000,000 shares of common stock to OTC Investments, LLC, for consulting services as a condition for entering into an agreement.

On November 24, 2020 the Company issued 1,000,000 shares of common stock to Moneta Equitiess, LLC, for consulting services as a condition for entering into an agreement.

On November 24, 2020 the Company issued 1,000,000 shares of common stock to Cyber Security Group, LLC, for consulting services as a condition for entering into an agreement.

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

BOTS, Inc.

April 29, 2021	By:	/s/ Paul Rosenberg
Paul Rosenberg Chief Executive Officer (Principal Executive Officer)

April 29, 2021	By:	/s/ Paul Rosenberg
Paul Rosenberg Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Paul Rosenberg	Chief Executive Officer	April 29, 2021
Paul Rosenberg	(Principal Executive Officer)

/s/ Paul Rosenberg	Chief Financial Officer	April 29, 2021
Paul Rosenberg	and Director

