Form 10-Q
period 2020-07-31
BOTS, Inc./PR
filed 2021-04-29
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-55986

BOTS, Inc.
(Exact name of registrant as specified in its charter)

Puerto Rico	27-4439285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1064 Ave Ponce De Leon, Suite 200, San Juan, PR 00907	00907
(Address of principal executive offices)	(Zip Code)

(570) 778-6459

Registrant’s telephone number, including area code

__________________________________________

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

As of April 19, 2021, the Company had 771,874,596 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes ☐     No ☒

BOTS, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2020. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2020 are not necessarily indicative of the results that can be expected for the year ending April 30, 2021.

BOTS, Inc.
and SUBSIDIARIES
Consolidated Balance Sheets
ASSETS

	July 31,	April 30,
	2020	2020
Current Assets
Cash and cash equivalents	$1,738	$24,695
Interest receivable, net	25,058	-
Notes and other receivable	1,409,564	218,257
Total current assets	1,436,360	242,952
Cost basis investment	1,010,902	272,945
Intangible assets, net	69,324,158	400,037
Total assets	$71,771,420	$915,934

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$-	$173,317
Due to shareholder	8,728	110,923
Other current liabilities	335,000	443,706
Reserve for legal settlements	173,317	-
Total current liabilities	517,045	727,946
Total Liabilities	517,045	727,946
Stockholders' equity
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; 33,350,000 and 3,350,000 shares issued and outstanding, as of July 31, 2020 and April 30, 2020, respectively.	3,335	335
Common stock, $0.0001 par value, voting; 2,000,000,000 shares authorized; 771,874,596 and 505,374,596 shares issued, and outstanding, as of July 31, 2020 and April 30, 2020, respectively.	77,188	50,537
Treasury stock	(680,330)	(680,330)
Additional paid in capital	27,758,160	13,981,354
Accumulated profit (deficit)	44,096,022	(13,149,659)
Total stockholders' equity	71,254,375	202,237
Non-controlling interest	-	(14,249)
Total equity	71,254,375	187,988
Total liabilities and stockholders' equity	$71,771,420	$915,934

See accompanying notes to unaudited consolidated financial statements.

BOTS, Inc.
and SUBSIDIARIES
Consolidated Statements of Operations

	(unaudited)
	For the three months ended July 31,
	2020	2019
Revenue	$-	$497,400
Merchandise	-	222,716
Commissions	-	10,140
Merchant fees, shipping, and other costs	-	12,597
Amortization and depreciation as a COG	-	-
Total Cost of Sales	-	245,453
Gross Profit	-	251,947
Selling, general, and administrative	5,052	129,061
Professional fees	4,176	18,594
Stock based compensation	3,720,000	108,000
Marketing & advertising	1,359	35,697
Consultant fees	-	103,957
Bad Debts	-	3,152
Amortization and depreciation	48,133	69,795
Total operating expenses	3,778,720	468,256
Income (Loss) from operations	(3,778,720)	(216,309)
Other income (expense)	61,236,239	(81,460)
Net income (loss) before non-controlling interest	57,457,519	(297,769)
Loss on discontinued operations	(211,839)	(11,583)
Net income(loss) before minority interest	57,244,367	(309,352)
Gain attributable to non-controlling interest	-	(11,071)
Net income (loss) attributable to controlling interest	$57,244,367	$(320,423)
Basic and diluted (Loss) per share:
Income(Loss) per share from continuing operations	0.08	(0.00)
Income(Loss) per share	0.08	(0.00)
Weighted average shares outstanding - basic and diluted	721,113,726	516,510,466

See accompanying notes to unaudited consolidated financial statements.

BOTS, Inc.
and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended July 31,
	(unaudited)
	2020	2019
Cash flows from operating activities:
Net Profit (Loss)	$57,235,680	$(320,423)
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Depreciation and amortization	48,133	69,795
Common stock issued for services	3,720,000	108,000
Net effect to cash flow from non-consolidation	-	(157,192)
Impairments	33,690	-
Effects of discontinued operations, net	317,530	-
Effects of acquisition, net	(61,244,071)	-
Minority Interest in earnings of subsidiaries, net	-	103,888
Accrued interest, net	(25,058)	-
Decrease (Increase) in:
Accounts receivable, net	-	48,467
Other receivable	-	(307)
Inventories	-	429,226
Prepaid expenses and other current assets	-	10,100
Accounts payable, accrued expenses and taxes payable	-	(138,022)
Deferred revenue	-	(20,977)
Total adjustment to reconcile net income to net cash	(57,149,776)	452,978
Net cash provided In operating activities	85,904	132,555
Cash flows from investing activities:
Increase (Decrease) in:
Acquisition of property, plant and equipment	-	(167,057)
Acquisition of intangible assets	-	(1,241)
Net cash received in investing activities	-	(168,298)
Cash Flows From Financing Activities:
Borrowing from related party, net	(58,861)	2,459
Notes Payable	(50,000)	(53,108)
Net Cash Provided By Financing Activities	(108,861)	(50,649)
Net Change in Cash	(22,957)	(86,392)
Cash at Beginning of Year	24,695	281,831
Cash at End of Period	$1,738	$195,439

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$-	$13,481
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing Activities:
Intangible Assets exchanges for accounts payable	-	27,930
Notes receivable in exchange for accounts payable	-	100,000
Land transfer in exchange for accounts payable	-	314,105
Settlement of Due to Related Party	-	1,221,871
Joint Venture investment with BRRX Management	(166,675)	166,675
Settlement of CBJ Distributing	-	1,357,473
Purchase of First Bitcoin Capital, LLC	10,120,000
Stock issued in settlement of debt	58,706

See accompanying notes to unaudited consolidated financial statements.

BOTS, Inc.

Notes to Consolidated Financial Statements

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

The consolidated financial statements include the accounts of the Company and its subsidiaries:

•	First Bitcoin Capital, LLC
•	CoinQx Exchange Limited

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

From 2015 through 2020 the Company was involved in multiple cannabis business entities. We have elected to discontinue all operations in the cannabis markets and e-cig markets while focusing on robotics and blockchain technologies.

We operated multiple websites (which are not incorporated as part of this Form 10Q report). The Company’s primary website is www.bots.bz.

Subsidiaries of the Company

The Company currently operates, in addition to BOTS, Inc., the following subsidiaries which are consolidated:

First Bitcoin Capital, LLC

On May 14, 2020 we acquired 100% of First Bitcoin Capital, LLC (“FBC”). FBC was incorporated on December 11, 2017 under the laws of the state of Colorado. FBC works in multiple areas of blockchain development and cryptocurrency.

CoinQX Exchange Limited

On May 14, 2020 we acquired 100% of CoinQX Exchange, Limited (“CoinQX”). CoinQX was incorporated on July 4, 2014 in British Columbia, Canada. CoinQX has not yet begun operations.

420Wifi.com, llc

On May 14, 2020 we acquired 100% of 420wifi.com, llc (“420wifi”). 420wifi was organized on January 18, 2019 under the laws of the state of Wyoming. 420wifi has not yet begun operations.

D’BOT Technology Corp

On May 14, 2020 we acquired 100% of D’BOT Technology Corp (“DBOT”). DBOT was incorporated on March 15, 2019 under the laws of the state of Colorado. DBOT has not yet begun operations.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the wholly owned subsidiaries of FBC, CoinQX, 420wifi, and DBOT. Significant intercompany balances and transactions have been eliminated.

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

Interests Receivable

The Company’s interests receivables are accrued from two convertible promissory noted. The interest will continue to accrue until such time as the debt is paid in full, or the Company elects to convert the promissory note, or a portion there of, into equity of the debtor.

Intangible Assets

The Company’s intangible assets consist of certain website development costs that is amortized over their useful life in accordance with the guidelines of ASC 350-30 General Intangible Other than Goodwill and ASC 350-50 Website Development Costs. In addition to these finite intangible assets, the Company accounts for its infinite intangible assets without depreciation and/or amortization. These assets are reviewed annually by an independent review to determine if an impairment should be recognized. As the Company owned no infinite intangible assets in the prior fiscal year ending April 30, 2020, no impairment was warranted for the Company’s infinite intangible assets.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 and $0 in excess of federally insured limits at July 31, 2020 and April 30, 2020.

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months ended July 31, 2020 and 2019 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 4: Interests Receivable

The Company’s interests receivable is from a single direct customer.

Note 5. Intangible Assets:

The following reflects our intangible assets:

Intangible Assets - July 31, 2020
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Domains	3	$115,848	$86,886	$28,962
Trademarks	3	400,000	299,997	100,003
Patents	15	308,750	5,146	303,604
Infinite lived intangible assets
California cannabis license		228,085	228,085	-
Noncurrent cryptocurrencies		68,891,589	-	68,891,589
Total intangible assets		$69,944,272	$620,114	$69,324,158

Intangible Assets - April 30, 2020
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Domains	3	$115,848	$77,232	$38,616
Trademarks	3	400,000	266,664	133,336
Infinite lived intangible assets
California cannabis license		228,085	-	228,085
Total intangible assets		$743,933	$343,896	$400,037

Note 6. Cost Basis Investments

The Company has invested $72,168 through July 31, 2020 and $501,031 through April 30, 2020. A breakdown of these investments includes:

Cost Basis Investments
	As of	As of
	July 31, 2020	April 30, 2020
Stony Hill Corp, net	$28,528	$62,218
BRRX Management Joint Venture	-	200,778
Redfern BioSystems, Inc.	9,949	9,949
SinglePoint, Inc.	28,000	-
Medical Cannabis Payment Solutions, Inc.	11,800	-
Petroteq Energy Inc.	10,125	-
Digital Asset Monetary	500,000	-
Kronos Advanced Technologies, Inc.	422,500	-
Total acquisition cost	$1,010,902	$272,945

Note 7. Acquisition

On May 15, 2020, the Company acquired First Bitcoin Capital, LLC and all the assets of First Bitcoin Capital Corp. The Company acquired all cash, inventory, prepaid expenses, inventory, fixed assets, and intellectual property for a total purchase price of $10,200,000. The Company issued 100,000,000 common shares and 30,000,000 Series A Preferred shares at the rate of $0.03 per underlying common share. The Company has 60,000,000 Series A Preferred held in reserve for issuance should certain milestones be achieved over the course of three years.

In accordance to rule, the following table reflects the determination of the purchase price of the assets of First Bitcoin Capital Corp and the business entity of First Bitcoin Capital, LLC:

Acquisition of First Bitcoin Capital Corp Assets
Cash	800
Patent	308,750
Interest receivable	25,058
Notes receivable	1,191,307
Cost basis investments	972,425
Non-current digital assets	214,264,073
Total assets acquired	216,762,413

Reserve for devaluation	145,372,485
Total liabilities assumed	145,372,485
Net acquisition assets	71,389,929

Total Purchase Price
Common Stock issued as part of acquisition (100,000,000)	2,530,000
Preferred Stock issued as part of acquisition (90,000,000)	22,770,000
Total Purchase Price	25,300,000
Reserve for unissued stock	15,180,000
Stock issued as part of purchase	10,120,000
Net acquisition assets	71,389,929
Gain on Assets	61,269,929

Note 8. Related Parties and Related Party Transactions

Mr. Rosenberg, the Company’s CEO/CFO provides funding for the Company. During the three months ended July 31, 2020 Mr. Rosenberg paid $50,029 in expenses on behalf of the Company, while receiving $154,193 in payments. Mr. Rosenberg was owed $110,922 as due to related party at the end of the last fiscal year, April 30, 2020, leaving a balance owed to Mr. Rosenberg of $6,759 as of July 31, 2020.

Mr. Rosenberg received 80,000,000 shares of common stock for services provided in the acquisition of First Bitcoin Capital Corp assets and First Bitcoin Capital, LLC.

Note 9. Cryptocurrency Assets

During the three months ended July 31, 2020 the Company started transacting business with cryptocurrency assets. The Company records the asset as an Intangible Asset with Infinite Life. We classify cryptocurrency that have a market value and substantial liquidity as Current Intangible Assets. Cryptocurrency that do not trade on a market or have limited liquidity are classified as Non-current Intangible Assets.

BOTS Cryptocurrency Summary
	Digital currencies recorded at cost	Digital currencies measured at fair value

Balance, April 30, 2020	-	-
Additions	68,890,968	106,724,290
Disposals	-	-
Decrease in valuation	-	-
Balance July 31, 2020	68,890,968	106,724,290

The following chart shows our cryptocurrency assets held for the three months ended July 31, 2020:

Schedule of Digital Currencies - Non-current
		Cost per	Total
		Currency	Cost
First Bitcoin (BIT)	17,099,497,315	$0.004029	$68,890,968
President Trump (PRES)	55,869,517,129	-	145,372,484
KiloCoin (KLC)	998,560,007	-	-
TeslaCoilCoin (TESLA) *	3,988,609	-	622
Siacoin (SC)	342,348	-	-
Alphabit (ABC)	199,999,982	-	-
Perkscoin	2,083,333	-	-
OTC Coin	19,996,895,800	-	-
President Johnson (GARY)	54,987,192,536	-	-
Hillary (HILL)	55,967,772,167	-	-
BURN	55,968,072,167	-	-
Bitcoin Futures (XBU)	8,977,777	-	-
Altcoin (ALT)	10,888	-	-
BPU	8,999,000	-	-
BPL	8,999,000	-	-
BCN	8,999,000	-	-
BXT	8,999,000	-	-
XBC	8,999,000	-	-
XOM	4,090,505	-	-
WEED	77,141,332	-	-
Fly (LOYAL)	2,254,750,118	-	-
Catalan Coin	92,233,720,368	-	-
OPRAH	1,266,805,361	-	-
HERB	888,888,888	-	-
MoshiachCoin	379,164	-	-
HEMP	100,000,000	-	-
MaidSafeCoin (MAID)	71	-	-
AFG	100,000,000,000	-	-
AAL	91,818,181,818	-	-
UAL	91,818,181,818	-	-
FFT	91,818,181,818	-	-
HAL	91,818,181,818	-	-
SWA	91,818,181,818	-	-
PURPOSE	92,000,000,000	-	-
UAE	1,000,000,000	-	-
QTR	1,000,000,000	-	-
SIA	1,000,000,000	-	-
CPA	1,000,000,000	-	-
ANA	1,000,000,000	-	-
KZR	1,000,000,000	-	-
HVN	1,000,000,000	-	-
LAN	1,000,000,000	-	-
OMA	1,000,000,000	-	-
JST	1,000,000,000	-	-
POE	1,000,000,000	-	-
XAX	1,000,000,000	-	-
EIN	1,000,000,000	-	-
WJA	1,000,000,000	-	-
IGO	1,000,000,000	-	-
IBE	1,000,000,000	-	-
JBU	92,818,181,818	-	-
JSA	1,000,000,000	-	-
AZU	1,000,000,000	-	-
AVA	1,000,000,000	-	-
TAM	1,000,000,000	-	-
AZA	1,000,000,000	-	-
DAT	1,000,000,000	-	-
ASA	1,000,000,000	-	-
SCO	1,000,000,000	-	-
SAS	1,000,000,000	-	-
SEY	1,000,000,000	-	-
TAP	1,000,000,000	-	-

TOM	1,000,000,000	-	-
ALK	1,000,000,000	-	-
CMP	1,000,000,000	-	-
AHY	1,000,000,000	-	-
JAI	1,000,000,000	-	-
MAU	1,000,000,000	-	-
BER	1,000,000,000	-	-
EWG	1,000,000,000	-	-
EYH	1,000,000,000	-	-
APJ	1,000,000,000	-	-
ETD	1,000,000,000	-	-
THY	1,000,000,000	-	-
EVA	1,000,000,000	-	-
QFA	1,000,000,000	-	-
DLH	1,000,000,000	-	-
GIA	1,000,000,000	-	-
CHH	92,818,181,818	-	-
THA	1,000,000,000	-	-
AFR	1,000,000,000	-	-
SWR	1,000,000,000	-	-
AAR	1,000,000,000	-	-
ANZ	1,000,000,000	-	-
VOZ	1,000,000,000	-	-
AUA	1,000,000,000	-	-
BKP	1,000,000,000	-	-
JAL	1,000,000,000	-	-
JAA	1,000,000,000	-	-
JAT	1,000,000,000	-	-
HAD	1,000,000,000	-	-
AXM	1,000,000,000	-	-
KLM	1,000,000,000	-	-
VRD	1,000,000,000	-	-
BAW	92,818,181,818	-	-
FIN	1,000,000,000	-	-
VIR	1,000,000,000	-	-
CRK	1,000,000,000	-	-
NAX	1,000,000,000	-	-
ACA	1,000,000,000	-	-
CSN	1,000,000,000	-	-
AEE	1,000,000,000	-	-
MAS	1,000,000,000	-	-
DAL	92,818,181,818	-	-
KAL	1,000,000,000	-	-
CAL	1,000,000,000	-	-
EZY	1,000,000,000	-	-
SLK	1,000,000,000	-	-
AFL	1,000,000,000	-	-
SAA	1,000,000,000	-	-
CES	1,000,000,000	-	-
GFA	1,000,000,000	-	-
ICE	1,000,000,000	-	-
SVA	1,000,000,000	-	-
PAL	1,000,000,000	-	-
EGF	1,000,000,000	-	-
KQA	1,000,000,000	-	-
DTA	1,000,000,000	-	-
CCA	1,000,000,000	-	-
TSC	1,000,000,000	-	-
ANE	1,000,000,000	-	-
DKH	1,000,000,000	-	-
FJI	1,000,000,000	-	-
LOTP	1,000,000,000	-	-
CAW	1,000,000,000	-	-
AMX	1,000,000,000	-	-
RBA	1,000,000,000	-	-
GCRC	1,000,000,000	-	-
TGW	1,000,000,000	-	-
MNO	1,000,000,000	-	-
RJA	1,000,000,000	-	-
SEJ	1,000,000,000	-	-
WOWN	1,000,000,000	-	-
SW	1,000,000,000	-	-
FS	1,000,000,000	-	-
RT	1,000,000,000	-	-
BW	1,000,000,000	-	-
JJ	1,000,000,000	-	-
MC	1,000,000,000	-	-
HH	1,000,000,000	-	-
IC	1,000,000,000	-	-
CH	92,818,181,818	-	-
WY	1,000,000,000	-	-
Total			$214,264,073
Reserve			145,372,484
Carrying Value			$68,891,590

Note 10. Discontinued Operations

During the three months ended July 31, 2020 the company wrote-off its investments into BRRX Management joint venture and eliminated the value of its California City cannabis license.

The Company recognized the following (expense) from its discontinued operations for three months ended July 31:

	2020	2019

Other income (loss)	$(211,839)	$(11,583)
Total income (expense) from discontinued operations	$(211,839)	$(11,583)

Note 11. Non-GAAP Accounting and GAAP Reconciliation – Net Income and EBITDA

The Company reports all financial information required in accordance with generally accepted accounting principles (GAAP). The Company believes, however, that evaluating its ongoing operating results will be enhanced if it also discloses certain non-GAAP information because it is useful to understand the Company’s performance that many investors believe may obscure the Company’s ongoing operational results.

For example, the Company uses non-GAAP net income (Adjusted Net Income), which excludes stock-based compensation, amortization of acquired intangible assets, impairment of intangible assets, costs from acquisitions, restructurings and other infrequently occurring items, non-cash deferred tax provision and litigation and related settlement costs. The Company uses EBITDA and Adjusted Net Income, which adjusts net income (loss) for amortization of intangible assets, impairment of intangible assets, stock-based compensation, costs related to acquisitions, restructuring and other infrequently occurring items, settlement of litigation, gains or losses on dispositions, pro forma adjustments to exclude lines of business that have been acquired during the periods presented, current cash tax provision, depreciation, and interest expense (income), and revenue as appreciation (loss as depreciation) of the value of its cryptocurrencies and equity investments, net.

The company believes that excluding certain costs from Adjusted Net Income and EBITDA provides a meaningful indication to investors of the expected on-going operating performance of the company. Whenever the Company uses such historical non-GAAP financial measures, it provides a reconciliation of historical non-GAAP financial measures to the most closely applicable GAAP financial measure. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these historical non-GAAP financial measures to their most directly comparable GAAP financial measure.

The following tables reflect the non-GAAP Consolidated Statements of Operations for the three months ended July 31, 2020 and 2019, respectively.

Adjusted Net Income

	(unaudited)
	For the three months ended July 31,
	2020	2019
Revenue	$-	$497,400
Merchandise	-	222,716
Commissions	-	10,140
Merchant fees, shipping, and other costs	-	12,597
Amortization and depreciation as a COG	-	-
Total Cost of Sales	-	245,453
Gross Profit	-	251,947
Selling, general, and administrative	5,052	129,061
Professional fees	4,176	18,594
Marketing & advertising	1,359	35,697
Consultant fees	-	103,957
Total operating expenses	10,587	287,309
Income (Loss) from operations	$(10,587)	$(35,362)

The following table is a reconciliation of the EBITDA and Adjusted Net Income (non-GAAP measures) to the Net Income with the GAAP Consolidated Statements of Operation for the three months ended July 31, 2020 and 2019, respectively.

Adjusted Net Income Reconciliation
	For the three months ended
	July 31,
	2020	2019
CONSOLIDATED STATEMENT of OPERATIONS:

Net Income (Loss)	57,234,367	(320,423)
Interest	-	-
Depreciation and Amortization	48,133	69,795
EBITDA	57,282,500	(250,628)

Stock based compensation	3,720,000	108,000
Gains not in ordinary course of business	(61,234,926)	95,683
Adjustments for discontinued operations	221,839	11,583
Adjusted net income	(10,587)	(35,362)

Note 12. Stockholders’ Equity

Common Stock

As of July 31, 2020, the Company was authorized to issue 2,000,000,000 common shares at a par value of $0.0001. As of July 31, 2020, the Company had issued and outstanding 771,874,596 common shares.

On May 14, 2020, the Company issued 50,000,000 shares of common stock to Overwatch Partners, Inc., as part of payment for services provided as part of the acquisition of First Bitcoin Capital Corp assets and First Bitcoin Capital, LLC.

On May 14, 2020 issued 80,000,000 shares of common stock as stock-based compensation to Paul Rosenberg for services provided as the CEO of the Company.

The Company issued 10,000,000 shares of common stock to Carl G. Hawkins for legal services provided through May 14, 2020. The Law Offices of Carl G Hawkins provided legal services to the Company.

The Company issued 10,000,000 shares of common stock to Law Offices of Thomas G Amon for legal services provided through May 14, 2020 for legal services to the Company.

On May 15, 2020 we issued 100,000,000 common shares to First Bitcoin Capital Corp in an asset purchase.

On July 20, 2020 we issued 15,000,000 shares of common stock to APO Holdings, LLC as payment for our outstanding debt of $58,706.

On July 20, 2020 we 1,000,000 shares of common stock to Andrus Nomm and 500,000 shares of common stock to Levent Can Ersoydan for consulting services provided through July 20, 2020.

Preferred Stock

The Company has authorized 100,000,000 shares of preferred stock, of which it has designated 100,000,000 as Series A Preferred, at $0.0001 par value. The Company has 33,350,000 issued and outstanding as of July 31, 2020. Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock.

On April 29, 2020 we converted 5,000,000 of OBITX, Inc., common shares owned by us into 500,000 shares of Series B Preferred stock. The conversion was according to the terms of the Series B Preferred stock and as such there was no gain or loss on the transaction. BOTS may not convert the Series B Preferred shares into common shares until 24 months have expired from the transaction.

On May 15, 2020 we issued 20,000,000 Series A Preferred to First Bitcoin Capital Corp in an asset purchase.

On May 15, 2020 we issued 10,000,000 Series A Preferred to First Bitcoin Capital Corp as stock based compensation.

Note 13. Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended April 30, 2020.

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

HISTORY AND BACKGROUND

We were incorporated in the State of Nevada on December 30, 2010 originally under the name Lifetech Industries, Inc. All agreements related to the Lifetech business were terminated and closed as of April 30, 2014. Effective August 2, 2013, the name was changed from "Lifetech Industries, Inc." to "mCig, Inc." The Company redomiciled to Puerto Rico on April 17, 2020. Effective April 17, 2020, the name was changed from "MCIG, Inc.," to "BOTS, Inc." The Company’s common stock is traded under the symbol “BOTS.” The Company is headquartered in St John, Puerto Rico.

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

We operated multiple websites (which are not incorporated as part of this Form 10Q report). The Company’s primary website is www.botz.bz.

INDUSTRY OVERVIEW

Robotics

The global robotics technology market size was valued at $62.75 billion in 2019, and is projected to reach $189.36 billion by 2027, growing at a CAGR of 13.5% from 2020 to 2027. Robotics technology is the intersection of technology, engineering, and science for producing machines called robots, which are used to replicate human actions. The key objective of the robotics technology is to enhance the performance of an organization and to produce better outcome. Robotics technology finds its wide range of applications in various industry verticals, which include healthcare, domestic, agriculture, technology, automotive, and manufacturing.

We believe that in the wake of COVID-19, demand for robotics is expected to increase among several industries such as supply chain, manufacturing, and healthcare, due to growing adoption of robots in place of humans to reduce the impact of the virus and to enhance market share.

Rise in need for automation and safety in organizations and availability of affordable, energy-efficient robots drive the growth of the global robotics market. In addition, increase in labor & energy costs and upsurge in usage of robotics technology in different industry verticals fuel the growth of the market. However, high initial cost of robots and lack of awareness among SMEs hamper the growth of the market. On the contrary, surge in adoption of robotics technology in emerging economies and increase in use in diverse applications are the factors expected to provide lucrative opportunities for the growth of the market.

Earlier, use of robots was limited to the automotive and manufacturing sectors. However, with the availability of customized solutions, industries such as healthcare, defense & security, aerospace, education, food & beverage, domestic, and electronics are adopting robotics technology to enhance their efficiency. In the coming years, robotics technology is expected to be used for different applications, which is expected to augment the growth of the market.

Blockchain and Digital Data

A Blockchain is a decentralized and distributed digital ledger that is used to record transactions across many computers so that the record cannot be altered retroactively without the alteration of all subsequent blocks and the collusion of the network. The blockchain system has been designed to use nodes agreement to order transactions and prevent fraud so that records cannot be altered retroactively. The network orders transaction by putting them together into groups called blocks, each block contains a definite amount of transactions and a link to the previous block. Bitcoin, which is the name of the best-known cryptocurrency, is the one for which blockchain technology was invented. Blockchain is, quite simply, a digital, decentralized ledger that keeps a record of all transactions that take place across a peer-to-peer network.

Bitcoins are not the only type of Digital Assets founded on math-based algorithms and cryptographic security, although it is considered the most prominent as of the date of the filing of this form 10-Q. Over 2,000 other Digital Assets, (commonly referred to as “altcoins”, “tokens”, “protocol tokens”, or “digital assets”), have been developed since the Bitcoin Network’s inception, including Ethereum, Ripple, Litecoin, Dash, and HEX.

Cryptocurrencies

Cryptocurrency is an encrypted decentralized digital currency transferred between peers and confirmed in a public ledger via a process known as mining. As of July 31, 2020, there are over 2,000 digital currencies in existence.

Blockchain Value

Cryptocurrencies are Digital Assets that are not fiat currencies (i.e., a currency that is backed by a central bank or a national, supra-national or quasi-national organization) and is not backed by hard assets or other credit. As a result, the values of cryptocurrencies are determined by the value that various market participants place on them through their transactions.

Exchange Valuation

Due to the peer-to-peer framework of cryptocurrencies, transferors and recipients of cryptocurrencies are able to determine the value of the cryptocurrency transferred by mutual agreement or barter with respect to their transactions. As a result, the most common means of determining the value of a cryptocurrency is by surveying one or more Exchanges where the cryptocurrency is publicly bought, sold and traded.

Uses of Cryptocurrencies

Global trade in cryptocurrencies consists of individual end-user-to-end-user transactions, together with facilitated exchange-based trading. There is currently no reliable data on the total number or demographic composition of users on the global exchanges.

Cryptocurrencies can be used to purchase goods and services, either online or at physical locations, although reliable data is not readily available about the retail and commercial market penetration of the various cryptocurrencies. To date, the rate of consumer adoption and use of cryptocurrencies for paying merchants has trailed the broad expansion of retail and commercial acceptance of cryptocurrency. Most markets, such as credit card companies and certain financial institutions are seldom accepting such digital assets. It is likely that there will be a strong correlation between the continued expansion of the Cryptocurrency Network and its retail and commercial market penetration.

The Blockchain Network was not designed to ensure the anonymity of users, despite a common misperception to the contrary. All transactions are logged on the Blockchain and any individual or government can trace the flow of cryptocurrencies from one address to another. Off-Blockchain transactions occurring off the Network are not recorded and do not represent actual transactions or the transfer of cryptocurrencies from one digital wallet address to another, though information regarding participants in an Off-Blockchain transaction may be recorded by the parties facilitating such Off-Blockchain transactions. Digital wallet addresses are randomized sequences of 27-34 alphanumeric characters that, standing alone, do not provide sufficient information to identify users, however, various methods may be used to connect an address to a particular user’s identity, including, among other things, simple Internet searching, electronic surveillance and statistical network analysis and data mining. Anonymity is also reduced to the extent that certain Exchanges and other service providers collect users’ personal information, because such Exchanges and service providers may be required to produce users’ information in order to comply with legal requirements. In many cases, a user’s own activity on the Blockchain Network or on Internet forums may reveal information about the user’s identity.

Users may take certain precautions to enhance the likelihood that they and their transactions will remain anonymous. For instance, a user may send its cryptocurrencies to different addresses multiple times to make tracking the cryptocurrencies through the Blockchain more difficult or, more simply, engage a so-called “mixing” or “tumbling” service to switch its cryptocurrencies with those of other users. However, these precautions do not guarantee anonymity and are illegal to the extent that they constitute money laundering or otherwise violate the law.

As with any other asset or medium of exchange, cryptocurrencies can be used to purchase illegal goods or fund illicit activities. The use of cryptocurrencies for illicit purposes, however, is not promoted by the Blockchain Network or the user community as a whole. Furthermore, we do not believe our advertising, marketing, and consulting services have exposure to such uses because the services we provide are curated by our management and team.

DESCRIPTION OF SUBSIDIARIES

First Bitcoin Capital, LLC

On May 14, 2020 we acquired 100% of First Bitcoin Capital, LLC (“FBC”). FBC was incorporated on December 11, 2017 under the laws of the state of Colorado. FBC works in multiple areas of blockchain development and cryptocurrency deployment.

CoinQX Exchange Limited

On May 14, 2020 we acquired 100% of CoinQX Exchange, Limited (“CoinQX”). CoinQX was incorporated on July 4, 2014 in British Columbia, Canada. CoinQX has not yet begun operations.

420Wifi.com, llc

On May 14, 2020 we acquired 100% of 420wifi.com, llc (“420wifi”). 420wifi was organized on January 18, 2019 under the laws of the state of Wyoming. 420wifi has not yet begun operations.

B’BOT Technology Corp

On May 14, 2020 we acquired 100% of D’BOT Technology Corp (“DBOT”). DBOT was incorporated on March 15, 2019 under the laws of the state of Colorado. DBOT has not yet begun operations.

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

Our operating results for the three months ended July 31, 2020 and 2019 are summarized as follows:

	For the three months ended July 31,
	2020	2019
Sales	$-	$497,400
Total Cost of Sales	-	245,453
Gross Profit	-	251,947
Total operating expenses	3,778,720	468,256
Income (Loss) from operations	(3,778,720)	(216,309)

Results of Operations

Revenue

Our revenue from operations for the three months ended July 31, 2020 was $0 compared to $497,400, a decrease of $497,400 from the three months ended July 31, 2019. This decrease is primarily a result of the elimination of retail sales of CBD products, as the Company moves to robotics and blockchain.

Cost of Goods Sold

Our cost of goods sold for the three months ended July 31, 2020 was $0 compared to $245,453 for the three months ended July 31, 2019. The decrease is primarily elimination of retail sales from CBD products.

Gross Profit

Our gross profit for the three months ended July 31, 2020 was $0 compared to $251,947 for the three months ended July 31, 2019. The gross profit of $251,947 for the three months ended July 31, 2019 represents approximately 51% as a percentage of total revenue.

Operating Expenses

Our operating expenses increased by $3,310,464 to $3,778,720 for the three months ended July 31, 2020, from $468,256 for the three months ended July 31, 2019.

The increase was primarily due to the increase in and stock based compensation of $3,612,000. Offset by a decrease in professional fees of $14,418, marketing fees of $34,338, consulting fees of $103,957, amortization and depreciation of $21,662, bad debts of $3,152, and selling, general, and administration of $124,009.

Our total operating expenses for the three months ended July 31, 2020 of $3,778,720 consisted of $5,052 of selling, general and administrative expenses, $3,720,000 in stock based compensation, $4,176 of professional fees, marketing expense of $1,359, and $48,133 of amortization and depreciation expenses.

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

Operation Loss

Our operation loss of $3,778,720 for the three months ended July 31, 2020 from a net loss of $216,309 for the three months ending July 31, 2019 represents an increase of a net loss of $3,562,411. The increase in net loss compared to the prior period net loss is primarily a result of the increase in operating expenses of $3,310,464 offset by the gross profit decrease of $251,947.

Liquidity and Capital Resources

Introduction

During the three months ended July 31, 2020 we utilized $22,957 in cash. Our cash on hand as of July 31, 2020 was $1,738.

Cash Requirements

We had cash available of $1,738 as of July 31, 2020. Based on our revenues, cash on hand and current monthly burn rate, around break-even, we will require additional equity and/or loans to fund operations through April 2021.

Sources and Uses of Cash

Operations

We gained $95,905 in cash by operating activities for the three months ended July 31, 2020, as compared to generating $132,555 in cash for the three months ended July 31, 2019.

For the three months ending July 31, 2020, our net cash gained by operations consisted primarily of the net profit of $57,245,681, non-cash expenses of $48,133 in depreciation and amortization of intangible assets, $3,720,000 in stock based compensation, net effects of discontinued operations of $317,530, impairments of $33,690 offset by the effects of acquisitions, net of 61,244,072 and $25,058 in accrued interest.

We gained $132,555 in cash by operating activities for the three months ended July 31, 2019. Net cash gained by operations consisted primarily of the net loss of $320,423 offset by non-cash expenses of $69,795 in depreciation and amortization of intangible assets, $108,000 in stock based compensation, and $103,888 in minority interest earnings of subsidiaries, net offset by $157,192 in net affect to cash flow caused by the non-consolidation of OBITX. Additionally, changes in assets and liabilities consisted of decreases of $48,467 in accounts receivable, prepaid expenses of $10,100, accounts payable of $138,022, and other receivables of $307, with decreases in deferred revenue of $20,977, and inventory of $429,226.

Investments

For the three months ending July 31, 2020 there were no gains or losses of cash in our investments.

For the three months ending July 31, 2019, we used $168,298 in investing activities for the three months ended July 31, 2019. Our investing activities was primarily the purchase of new equipment in CBJ Distributing. While out cost basis reflects a gain of $225,585 and our intangible assets show an acquisition cost of $226,826, the actual acquisition cost expended during the quarter was $1,241. The remaining amount of $225,585 in acquisition cost for intangible assets was a reclassification of the $225,585 cost basis investment.

Financing

For the three months ending July 31, 2020, we had net cash used in financing activities of $118,863 for the three months ended July 31, 2020. Our financing activities consisted of a decrease of $68,862 for net payments made to a related party, and $50,000 in payments on our notes payable.

For the three months ending July 31, 2019, we utilized $50,649 in financing activities. Our financing activities consisted of an increase of $2,459 of advances made by a related party offset by a reduction of $53,108 in notes payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we consider material.

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months ended July 31, 2020 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2020. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended July 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s former subsidiary, Grow Contractors, Inc., along with the Company and its officers was sued by APEX Management, LLC and Apex Operations, LLC (the “Solaris” project) for the return of approximately $600,000 in cash paid for services they allege were never provided. We have countersued for the payment of approximately $425,000 in services provided that have not yet been paid for. In addition, we have sued both Michael Sassano and Ronald Sassano individually for their roles in the alleged actions. The cases were settled in August 2019, which results have been reflected in this annual filing. The case files were sealed by the state and federal courts for the protection of all parties.

The Company’s former subsidiary, Grow Contractors, Inc., was sued for alleged faulty services provided in the state of Oregon. Grow Contractors alleges it has outstanding, unpaid invoices and services were stopped for lack of payment. The case has been sent to arbitration which is expected to be conducted within the next calendar year.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 1,500,000 shares of common stock to Carl G. Hawkins for legal services provided through May 8, 2019. The Law Offices of Carl G Hawkins provided legal services to the Company.

On November 26, 2019 the Company issued 2,000,000 shares of common stock to Michael W. Aertker who was co-CEO of the Company through March 2020.

On January 6, 2020 we issued 500,000 shares to ZOHA Development as part of the settlement in the lawsuit.

On January 17, 2020 we issued 2,000,000 shares of common stock to Dale I. Hipes as part of the joint venture with BRRX Management, Inc. Subsequently the joint venture was terminated and a stipulation of that termination was the cancellation of the 2,000,000 common share issuance.

On January 21, 2020 we issued 1,750,000 shares of common stock to Matthew Finocchiaro, a creditor of BRRX Management, Inc., as an investment into the joint venture project.

On February 4, 2020 we issued 500,000 shares of common stock to Leslie Mezei for consulting services provided.

On March 27, 2020 we issued 2,000,000 shares of common stock to VODXS for consulting services and use of office space in Puerto Rico.

On May 14, 2020, the Company issued 50,000,000 shares of common stock to Overwatch Partners, Inc., as part of payment for services provided as part of the acquisition of First Bitcoin Capital Corp assets and First Bitcoin Capital, LLC.

On May 14, 2020 issued 80,000,000 shares of common stock as stock-based compensation to Paul Rosenberg for services provided as the CEO of the Company.

The Company issued 10,000,000 shares of common stock to Carl G. Hawkins for legal services provided through May 14, 2020. The Law Offices of Carl G Hawkins provided legal services to the Company.

The Company issued 10,000,000 shares of common stock to Law Offices of Thomas G Amon for legal services provided through May 14, 2020 for legal services to the Company.

On May 15, 2020 we issued 100,000,000 common shares and 20,000,000 Series A Preferred to First Bitcoin Capital Corp in an asset purchase.

On May 15, 2020 we issued 10,000,000 Series A Preferred to First Bitcoin Capital Corp as stock based compensation.

On July 20, 2020 we issued 15,000,000 shares of common stock to APO Holdings, LLC as payment for our outstanding debt of $58,706.

On July 20, 2020 we 1,000,000 shares of common stock to Andrus Nomm and 500,000 shares of common stock to Levent Can Ersoydan for consulting services provided through July 20, 2020.

Item 3. Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

Item 4. Mine Safety Disclosures

There have been no events that are required to be reported under this Item.

Item 5. Other Information

There have been no events that are required to be reported under this Item.

Item 6. Exhibits

23.1	420Wifi.com, llc Articles of Organization

23.2	CoinQX Exchange Limited Articles of Incorporation

23.3	D’BOT Technology Corp Articles of Incorporation

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOTS, Inc.

Dated: April 29, 2021		/s/ Paul Rosenberg
	By:	Paul Rosenberg
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: April 29, 2021		/s/ Paul Rosenberg
	By:	Paul Rosenberg
	Its:	Chief Financial Officer (Principal Financial Officer)

