Form 10-Q
period 2020-10-31
BOTS, Inc./PR
filed 2021-04-29
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:000-55986

BOTS, INC.
(Exact name of registrant as specified in its charter)

Puerto Rico	27-4439285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1064 Ave Ponce De Leon, Suite 200, San Juan, PR	00907
(Address of principal executive offices)	(Zip Code)

(570) 778-6459

Registrant’s telephone number, including area code

_________________________________________

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

As of February 15, 2021, the Company had _____________ shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes ☐     No ☒

BOTS, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2020. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended October 31, 2020 are not necessarily indicative of the results that can be expected for the year ending April 30, 2021.

BOTS, Inc.
and SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	October 31,	April 30,
	2020	2020
Current Assets
Cash and cash equivalents	$1,240	$24,695
Accounts receivable, net	39,948	-
Notes and other receivable	1,191,307	218,257
Total current assets	1,232,495	242,952
Cost basis investment	997,453	272,945
Intangible assets, net	69,496,074	400,037
Total assets	$71,726,022	$915,934
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$-	$173,317
Due to shareholder	13,400	110,923
Other current liabilities	335,000	443,706
Reserve for legal settlements	173,317	-
Total current liabilities	521,717	727,946
Total Liabilities	521,717	727,946
Stockholders' equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 33,350,000 and 3,350,000 shares issued and outstanding, as of October 31, 2020 and April 30, 2020, respectively.	3,335	335
Common stock, $0.0001 par value, voting; 560,000,000 shares authorized; 771,874,596 and 505,374,596 shares issued, and outstanding, as of October 31, 2020 and April 30, 2020, respectively.	77,188	50,537
Treasury stock	(680,330)	(680,330)
Additional paid in capital	27,758,160	13,981,354
Accumulated profit (deficit)	44,045,952	(13,149,659)
Total stockholders' equity	71,204,305	202,237
Non-controlling interest	-	(14,249)
Total equity	71,204,305	187,988
Total liabilities and stockholders' equity	$71,726,022	$915,934

See accompanying notes to unaudited consolidated financial statements.

BOTS, Inc.
and SUBSIDIARIES
Consolidated Statements of Operations

	(unaudited)		(unaudited)
	For the three months ended October 31,		For the six months ended October 31,
	2020	2019	2020	2019
Sales	$-	$376,952	$-	$874,353
Total Cost of Sales	-	284,418	-	529,872
Gross Profit	-	92,534	-	344,481
Selling, general, and administrative	2,861	174,604	7,912	307,565
Professional fees	2,084	21,529	6,260	40,123
Stock based compensation	-	-	3,720,000	108,000
Marketing & advertising	225	7,740	1,584	41,661
Consultant fees	-	65,297	-	166,134
Bad Debts	-	13,092	-	16,243
Amortization and depreciation	51,563	71,808	99,696	141,604
Total operating expenses	56,733	354,070	3,835,452	821,330
Income (Loss) from operations	(56,733)	(261,536)	(3,835,452)	(476,849)
Other income (expense)	6,664	1,118,577	61,242,902	1,036,109
Net income (loss) before non-controlling interest	(50,069)	857,041	57,407,450	559,260
Loss on discontinued operations	-	-	(211,839)	(11,583)
Net income(loss) before minority interest	(50,069)	857,041	57,195,611	547,677
Gain attributable to non-controlling interest	-	30,140	-	19,069
Net income (loss) attributable to controlling interest	$(50,069)	$887,181	$57,195,611	$566,746
Basic and diluted (Loss) per share:
Income(Loss) per share from continuing operations	$(0.00)	$(0.00)	$0.08	$0.00
Income(Loss) per share	$(0.00)	$(0.00)	$0.08	$0.00
Weighted average shares outstanding - basic and diluted	771,874,596	513,636,726	746,494,161	514,937,096

See accompanying notes to unaudited consolidated financial statements.

BOTS, Inc.
and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended October 31,

	(unaudited)
	2020	2019
Cash flows from operating activities:
Net Profit (Loss)	57,190,389	$(2,785,368)
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Depreciation and amortization	99,696	265,746
Common stock issued for services	3,720,000	366,000
Accrued interest, net	(39,948)	(157,193)
Effects of discontinued operations, net	317,530	-
Minority Interest in earnings of subsidiaries, Net		156,698
Impairment	37,190	-
Effects of acquisition, net	(61,244,071)	-
Decrease (Increase) in:
Accounts receivable, net	-	76,928
Other receivable	-	402,552
Inventories	-	459,557
Prepaid expenses and other current assets	-	10,100
Accounts payable, accrued expenses and taxes payable	-	(99,130)
Deferred revenue	-	(21,257)
Reserve for uncollectable accounts	-	1,357,473
Total adjustment to reconcile net income to net cash	(57,109,603)	2,817,474
Net cash provided In operating activities	80,786	32,106
Cash flows from investing activities:
Increase (Decrease) in:
Cost basis investments	-	36,085
Acquisition of property, plant and equipment	-	(147,656)
Acquisition of intangible assets	-	285,294
Net cash received in investing activities	-	173,723
Cash Flows From Financing Activities:
Borrowing from related party, net	(64,241)	113,382
Notes Payable	(40,000)	(223,179)
Proceeds from Issuance of Stock, Net	-	(353,038)
Net Cash Provided By Financing Activities	(104,241)	(462,835)
Net Change in Cash	(23,455)	(257,006)
Cash at Beginning of Year	24,695	281,832
Cash at End of Period	$1,240	$24,826
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$-	$13,481
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing Activities:
Intangible Assets exchanges for accounts payable	-	27,930
Notes receivable in exchange for accounts payable	-	100,000
Land transfer in exchange for accounts payable	-	314,105
Settlement of Due to Related Party	-	1,221,871
Joint Venture investment with BRRX Management	(166,675)	166,675
Settlement of CBJ Distributing	-	1,357,473
Purchase of First Bitcoin Capital, LLC	10,027,752
Stock issued in settlement of debt	58,706
Debt exchange for cryptocurrency	218,257

See accompanying notes to unaudited consolidated financial statements.

BOTS, Inc.

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

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the wholly owned subsidiaries of FBC. Significant intercompany balances and transactions have been eliminated.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 and $0 in excess of federally insured limits at October 31, 2020 and April 30, 2020.

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three and six months ended October 31, 2020 and 2019 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 5. Intangible Assets:

The following reflects our intangible assets:

Intangible Assets - October 31, 2020
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Domains	3	$115,848	$96,540	$19,308
Trademarks	3	400,000	333,330	66,670
Patents	15	308,750	13,722	295,028
Infinite lived intangible assets
California cannabis license		228,085	228,085	-
Noncurrent cryptocurrencies		69,115,068	-	69,115,068
Total intangible assets		$70,167,751	$671,677	$69,496,074

Intangible Assets - April 30, 2020
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Domains	3	$115,848	$77,232	$38,616
Trademarks	3	400,000	266,664	133,336
Infinite lived intangible assets
California cannabis license		228,085	-	228,085
Total intangible assets		$743,933	$343,896	$400,037

Note 6. Cost Basis Investments

The Company has invested $72,168 through October 31, 2020 and $501,031 through April 30, 2020. A breakdown of these investments includes:

Cost Basis Investments
	As of	As of
	October 31, 2020	April 30, 2020
Stony Hill Corp, net	$28,528	$62,218
BRRX Management Joint Venture	-	200,778
Redfern BioSystems, Inc.	-	9,949
SinglePoint, Inc.	24,500	-
Medical Cannabis Payment Solutions, Inc.	11,800	-
Petroteq Energy Inc.	10,125	-
Digital Asset Monetary	500,000	-
Kronos Advanced Technologies, Inc.	422,500	-
Total acquisition cost	$997,453	$272,945

In October 2020 Redfern BioSystems, Inc., was shutdown. The few assets held by Redfern were used to settled debts owed to creditors. We received no compensation for our shares of Redfern BioSystems, Inc., and as such wrote off the asset.

Note 7. Acquisition

On May 15, 2020, the Company acquired First Bitcoin Capital, LLC and all the assets of First Bitcoin Capital Corp. The Company acquired all cash, inventory, prepaid expenses, inventory, fixed assets, and intellectual property for a total purchase price of $10,120,000. The Company issued 100,000,000 common shares and 30,000,000 Series A Preferred shares at the rate of $0.0253 per underlying common share. The Company has 60,000,000 Series A Preferred held in reserve for issuance should certain milestones be achieved over the course of three years.

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

Note 8. Related Parties and Related Party Transactions

Mr. Rosenberg, the Company’s CEO/CFO provides funding for the Company. During the six months ended October 31, 2020, Mr. Rosenberg paid multiple expenses on behalf of the Company, and received multiple payments. Mr. Rosenberg was owed $110,922 as due to related party at the end of the last fiscal year, April 30, 2020, as compared to $13,400 as of October 31, 2020.

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

Note 9. Cryptocurrency Assets

During the six months ended October 31, 2020 the Company started transacting business with cryptocurrency assets. The Company records the asset as an Intangible Asset with Infinite Life.We classify cryptocurrency that have a market value and substantial liquidity as Current Intangible Assets. Cryptocurrency that do not trade on a market or have limited liquidity are classified as Non-current Intangible Assets.

BOTS Cryptocurrency Summary
	Digital currencies recorded at cost	Digital currencies measured at fair value
Balance, April 30, 2020	-	-
Additions	68,891,589	119,207,030
Disposals	-	-
Decrease in valuation	-	-
Balance October 31, 2020	68,891,589	119,207,030

The following chart shows our cryptocurrency assets held for the six months ended October 31, 2020:

Schedule of Digital Currencies - Non-current
		Cost per	Total
		Currency	Cost
First Bitcoin (BIT)	17,099,497,315	$0.004029	$68,890,968
President Trump (PRES)	55,869,517,129	-	145,372,484
KiloCoin (KLC)	998,560,007	-	-
TeslaCoilCoin (TESLA) *	3,988,609	-	622
Siacoin (SC)	342,348	-	-
Alphabit (ABC)	199,999,982	-	-
Perkscoin	2,083,333	-	-
OTC Coin	19,996,895,800	-	-
President Johnson (GARY)	54,987,192,536	-	-
Hillary (HILL)	55,967,772,167	-	-
BURN	55,968,072,167	-	-
Bitcoin Futures (XBU)	8,977,777	-	-
Altcoin (ALT)	10,888	-	-
BPU	8,999,000	-	-
BPL	8,999,000	-	-
BCN	8,999,000	-	-
BXT	8,999,000	-	-
XBC	8,999,000	-	-
XOM	4,090,505	-	-
WEED	77,141,332	-	-
Fly (LOYAL)	2,254,750,118	-	-
Catalan Coin	92,233,720,368	-	-
OPRAH	1,266,805,361	-	-
HERB	888,888,888	-	-
MoshiachCoin	379,164	-	-
HEMP	100,000,000	-	-
MaidSafeCoin (MAID)	71	-	-
AFG	100,000,000,000	-	-
AAL	91,818,181,818	-	-
UAL	91,818,181,818	-	-
FFT	91,818,181,818	-	-
HAL	91,818,181,818	-	-
SWA	91,818,181,818	-	-
PURPOSE	92,000,000,000	-	-
UAE	1,000,000,000	-	-
QTR	1,000,000,000	-	-
SIA	1,000,000,000	-	-
CPA	1,000,000,000	-	-
ANA	1,000,000,000	-	-
KZR	1,000,000,000	-	-
HVN	1,000,000,000	-	-
LAN	1,000,000,000	-	-
OMA	1,000,000,000	-	-
JST	1,000,000,000	-	-
POE	1,000,000,000	-	-
XAX	1,000,000,000	-	-
EIN	1,000,000,000	-	-
WJA	1,000,000,000	-	-
IGO	1,000,000,000	-	-
IBE	1,000,000,000	-	-
JBU	92,818,181,818	-	-
JSA	1,000,000,000	-	-

AZU	1,000,000,000	-	-
AVA	1,000,000,000	-	-
TAM	1,000,000,000	-	-
AZA	1,000,000,000	-	-
DAT	1,000,000,000	-	-
ASA	1,000,000,000	-	-
SCO	1,000,000,000	-	-
SAS	1,000,000,000	-	-
SEY	1,000,000,000	-	-
TAP	1,000,000,000	-	-
TOM	1,000,000,000	-	-
ALK	1,000,000,000	-	-
CMP	1,000,000,000	-	-
AHY	1,000,000,000	-	-
JAI	1,000,000,000	-	-
MAU	1,000,000,000	-	-
BER	1,000,000,000	-	-
EWG	1,000,000,000	-	-
EYH	1,000,000,000	-	-
APJ	1,000,000,000	-	-
ETD	1,000,000,000	-	-
THY	1,000,000,000	-	-
EVA	1,000,000,000	-	-
QFA	1,000,000,000	-	-
DLH	1,000,000,000	-	-
GIA	1,000,000,000	-	-
CHH	92,818,181,818	-	-
THA	1,000,000,000	-	-
AFR	1,000,000,000	-	-
SWR	1,000,000,000	-	-
AAR	1,000,000,000	-	-
ANZ	1,000,000,000	-	-
VOZ	1,000,000,000	-	-
AUA	1,000,000,000	-	-
BKP	1,000,000,000	-	-
JAL	1,000,000,000	-	-
JAA	1,000,000,000	-	-
JAT	1,000,000,000	-	-
HAD	1,000,000,000	-	-
AXM	1,000,000,000	-	-
KLM	1,000,000,000	-	-
VRD	1,000,000,000	-	-
BAW	92,818,181,818	-	-
FIN	1,000,000,000	-	-
VIR	1,000,000,000	-	-
CRK	1,000,000,000	-	-
NAX	1,000,000,000	-	-
ACA	1,000,000,000	-	-
CSN	1,000,000,000	-	-
AEE	1,000,000,000	-	-
MAS	1,000,000,000	-	-
DAL	92,818,181,818	-	-
KAL	1,000,000,000	-	-
CAL	1,000,000,000	-	-

EZY	1,000,000,000	-	-
SLK	1,000,000,000	-	-
AFL	1,000,000,000	-	-
SAA	1,000,000,000	-	-
CES	1,000,000,000	-	-
GFA	1,000,000,000	-	-
ICE	1,000,000,000	-	-
SVA	1,000,000,000	-	-
PAL	1,000,000,000	-	-
EGF	1,000,000,000	-	-
KQA	1,000,000,000	-	-
DTA	1,000,000,000	-	-
CCA	1,000,000,000	-	-
TSC	1,000,000,000	-	-
ANE	1,000,000,000	-	-
DKH	1,000,000,000	-	-
FJI	1,000,000,000	-	-
LOTP	1,000,000,000	-	-
CAW	1,000,000,000	-	-
AMX	1,000,000,000	-	-
RBA	1,000,000,000	-	-
GCRC	1,000,000,000	-	-
TGW	1,000,000,000	-	-
MNO	1,000,000,000	-	-
RJA	1,000,000,000	-	-
SEJ	1,000,000,000	-	-
WOWN	1,000,000,000	-	-
SW	1,000,000,000	-	-
FS	1,000,000,000	-	-
RT	1,000,000,000	-	-
BW	1,000,000,000	-	-
JJ	1,000,000,000	-	-
MC	1,000,000,000	-	-
HH	1,000,000,000	-	-
IC	1,000,000,000	-	-
CH	92,818,181,818	-	-
WY	1,000,000,000	-	-
Total			$214,264,073
Reserve			145,372,484
Carrying Value			$68,891,590

Note 10. Discontinued Operations

During the six months ended October 31, 2020 the company wrote-off its investments into BRRX Management joint venture and eliminated the value of its California City cannabis license.

The Company recognized no expense for the three months ended October 31, 2020; however, the Company recognized the following (expense) from its discontinued operations for six months ended October 31:

	2020	2019

Other income (loss)	$(221,840)	$(11,583)
Total income (expense) from discontinued operations	$(221,840)	$(11,583)

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

The following table is a reconciliation of the EBITDA and Adjusted Net Income (non-GAAP measures) to the Net Income with the GAAP Consolidated Statements of Operation for the three months and six months ended October 31, 2020 and 2019, respectively.

EBITDA
	(unaudited)		(unaudited)
	For the three months ended October 31,		For the six months ended October 31,
	2020	2019	2020	2019
Net Income	$(50,069)	$887,181	$57,195,611	$566,746
Depreciation & Amortization	51,563	71,808	99,696	141,604
EBITDA	$1,494	$958,989	$57,295,307	$708,350

Adjusted Net Income
	(unaudited)		(unaudited)
	For the three months ended October 31,		For the six months ended October 31,
	2020	2019	2020	2019
EBITDA	$1,494	$958,989	$57,295,307	$708,350
Bad debt	-	13,092	-	-
Stock based compensation	-	-	3,720,000	108,000
Extraordinary gains and (losses)	(6,664)	(1,118,577)	(61,242,902)	(1,036,109)
Adjusted Net Income	$(5,170)	$(146,496)	$(227,595)	$(219,759)

Note 12. Stockholders’ Equity

Common Stock

As of July 31, 2020, the Company was authorized to issue 2,000,000,000 common shares at a par value of $0.0001. As of October 31, 2020, the Company had issued and outstanding 771,874,596 common shares.

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

Preferred Stock

The Company has authorized 100,000,000 shares of preferred stock, of which it has designated 100,000,000 as Series A Preferred, at $0.0001 par value. The Company has 33,350,000 issued and outstanding as of October 31, 2020.Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock.

On May 15, 2020 we issued 30,000,000 Series A Preferred to First Bitcoin Capital Corp in an asset purchase.

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

HISTORY AND BACKGROUND

We were incorporated in the State of Nevada on December 30, 2010 originally under the name Lifetech Industries, Inc. All agreements related to the Lifetech business were terminated and closed as of April 30, 2014. Effective August 2, 2013, the name was changed from "Lifetech Industries, Inc." to "mCig, Inc." The Company redomiciled to Puerto Rico on April 17, 2020. Effective April 17, 2020, the name was changed from "MCIG, Inc.," to "BOTS, Inc." The Company’s common stock is traded under the symbol “BTZI.” The Company is headquartered in St. John, Puerto Rico.

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

Bitcoins are not the only type of Digital Assets founded on math-based algorithms and cryptographic security, although it is considered the most prominent as of the date of the filing of this Registration Statement. Over 2,000 other Digital Assets, (commonly referred to as “altcoins”, “tokens”, “protocol tokens”, or “digital assets”), have been developed since the Bitcoin Network’s inception, including Ethereum, Ripple, Litecoin, Dash, and HEX.

Cryptocurrencies

Cryptocurrency is an encrypted decentralized digital currency transferred between peers and confirmed in a public ledger via a process known as mining. As of October 31, 2020, there are over 2,000 digital currencies in existence.

Blockchain Value

Cryptocurrencies are Digital Asset that is not a fiat currency (i.e., a currency that is backed by a central bank or a national, supra-national or quasi-national organization) and is not backed by hard assets or other credit. As a result, the value of cryptocurrencies is determined by the value that various market participants place on them through their transactions.

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

Cryptocurrencies can be used to purchase goods and services, either online or at physical locations, although reliable data is not readily available about the retail and commercial market penetration of the various cryptocurrencies. To date, the rate of consumer adoption and use of cryptocurrencies for paying merchants has trailed the broad expansion of retail and commercial acceptance of cryptocurrency. Other markets, such as credit card companies and certain financial institutions are not accepting such digital assets. It is likely that there will be a strong correlation between the continued expansion of the Cryptocurrency Network and its retail and commercial market penetration.

The Blockchain Network was not designed to ensure the anonymity of users, despite a common misperception to the contrary. All transactions are logged on the Blockchain and any individual or government can trace the flow of cryptocurrencies from one address to another. Off-Blockchain transactions occurring off the Network are not recorded and do not represent actual transactions or the transfer of cryptocurrencies from one digital wallet address to another, though information regarding participants in an Off-Blockchain transaction may be recorded by the parties facilitating such Off-Blockchain transactions. Digital wallet addresses are randomized sequences of 27-34 alphanumeric characters that, standing alone, do not provide sufficient information to identify users; however, various methods may be used to connect an address to a particular user’s identity, including, among other things, simple Internet searching, electronic surveillance and statistical network analysis and data mining. Anonymity is also reduced to the extent that certain Exchanges and other service providers collect users’ personal information, because such Exchanges and service providers may be required to produce users’ information in order to comply with legal requirements. In many cases, a user’s own activity on the Blockchain Network or on Internet forums may reveal information about the user’s identity.

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

As with any other asset or medium of exchange, cryptocurrencies can be used to purchase illegal goods or fund illicit activities. The use of cryptocurrencies for illicit purposes, however, is not promoted by the Blockchain Network or the user community as a whole. Furthermore, we do not believe our advertising, marketing, and consulting services has exposure to such uses because the services we provide are curated by our management and team.

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

Our operating results for the three months ended October 31, 2020 and 2019 are summarized as follows:

	For the three months ended October 31,
	2020	2019
Sales	$-	$376,952
Total Cost of Sales	-	284,418
Gross Profit	-	92,534
Total operating expenses	$56,733	$354,070
Income (Loss) from operations	$(56,733)	$(261,536)

Results of Operations

Revenue

Our revenue from operations for the three months ended October 31, 2020 was $0 compared to $376,952, a decrease of $376,952 from the three months ended October 31, 2019. This decrease is primarily a result of the elimination of retail sales of CBD products, as the Company moves to robotics and blockchain.

Cost of Goods Sold

Our cost of goods sold for the three months ended October 31, 2020 was $0 compared to $284,418 for the three months ended October 31, 2018. The decrease is primarily elimination of retail sales from CBD products.

Gross Profit

Our gross profit for the three months ended October 31, 2020 was $0 compared to $92,534 for the three months ended October 31, 2019. The gross profit of $92,534 for the three months ended October 31, 2019 represents approximately 25% as a percentage of total revenue.

Operating Expenses

Our operating expenses decreased by $297,337 to $56,733 for the three months ended October 31, 2020, from $354,070 for the three months ended October 31, 2019.

The decrease was primarily due to the decrease in professional fees of $19,445, marketing fees of $7,515, consulting fees of $65,297, amortization and depreciation of $20,245, bad debts of $13,092, and selling, general, and administration of $171,743.

Our total operating expenses for the three months ended October 31, 2020 of $56,733 consisted of $2,861 of selling, general and administrative expenses, $2,084 of professional fees, marketing expense of $225, and $51,563 of amortization and depreciation expenses.

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

Operation Loss

Our operation loss of $56,733 for the three months ended October 31, 2020 from an operation loss of $261,536 for the three months ending October 31, 2019 represents a decrease of net loss of $204,803. The decrease in operation loss compared to the prior period operation loss is primarily a result of the gross profit decrease of $92,534 and a decrease in operating expenses of $297,337.

Our operating results for the six months ended October 31, 2020 and 2019 are summarized as follows:

	For the six months ended October 31,
	2020	2019
Sales	$-	$874,353
Total Cost of Sales	-	529,872
Gross Profit	-	344,481
Total operating expenses	$3,835,452	$821,330
Income (Loss) from operations	$(3,835,452)	$(476,849)

Results of Operations

Revenue

Our revenue from operations for the six months ended October 31, 2020 was $0 compared to $874,353, a decrease of $874,353 from the six months ended October 31, 2019. This decrease is primarily a result of the elimination of retail sales of CBD products, as the Company moves to robotics and blockchain.

Cost of Goods Sold

Our cost of goods sold for the six months ended October 31, 2020 was $0 compared to $529,872 for the six months ended October 31, 2019. The decrease is primarily elimination of retail sales from CBD products.

Gross Profit

Our gross profit for the six months ended October 31, 2020 was $0 compared to $344,481 for the six months ended October 31, 2019. The gross profit of $344,481 for the six months ended October 31, 2019 represents approximately 39% as a percentage of total revenue.

Operating Expenses

Our operating expenses increased by $3,014,122 to $3,835,452 for the six months ended October 31, 2020, from $821,330 for the six months ended October 31, 2019.

The increase was primarily due to the increase in and stock based compensation of $3,612,000 offset by a decrease in professional fees of $33,863, marketing fees of $40,077, consulting fees of $166,134, amortization and depreciation of $41,908, bad debts of $16,243, and selling, general, and administration of $299,653.

Our total operating expenses for the six months ended October 31, 2020 of $3,835,452 consisted of $7,912 of selling, general and administrative expenses, $3,720,000 in stock based compensation, $6,260 of professional fees, marketing expense of $1,584, and $99,696 of amortization and depreciation expenses.

Our total operating expenses for the six months ended October 31, 2019 of $821,330 consisted of $307,565 of selling, general and administrative expenses, $108,000 in stock-based compensation, $40,123 of professional fees, consulting expense of $166,134, marketing expense of $41,661, bad debts of $16,243 and $141,604 of amortization and depreciation expenses.

Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Operation Loss

Our operation loss of $3,835,452 for the six months ended October 31, 2020 from an operation loss of $476,849 for the six months ending October 31, 2019 represents an increase of an operation loss of $3,358,693. The increase in net loss compared to the prior period net loss is primarily a result of the gross profit decrease of $344,481 and an increase in operating expenses of $3,014,122.

Liquidity and Capital Resources

Introduction

During the six months ended October 31, 2020 we utilized $23,455 in cash. Our cash on hand as of October 31, 2020 was $1,240.

Cash Requirements

We had cash available of $1,240 as of October 31, 2020. Based on our revenues, cash on hand and current monthly burn rate, around break-even, we will require additional equity and/or loans to fund operations through April 2021.

Sources and Uses of Cash

Operations

We gained $80,786 in cash by operating activities for the six months ended October 31, 2020, as compared to gaining $32,106 for the six months ended October 31, 2019.

For the six months ending October 31, 2020, our net cash used by operations consisted primarily of the net income of $57,190,389 offset by non-cash expenses of $99,696 in depreciation and amortization of intangible assets, $3,720,000 in stock based compensation, accrued interest of $39,948, the effects of discontinued operations of $317,530, effects of acquisition of $61,244,071, and $33,690 in impairment.

For the six months ending October 31, 2019, our net cash used by operations consisted primarily of the net loss of $2,785,368 offset by non-cash expenses of $265,746 in depreciation and amortization of intangible assets, $366,000 in stock based compensation, $157,193 in accrued interest, and $156,698 in minority interest earnings of subsidiaries, net. Additionally, changes in assets and liabilities consisted of decreases of $76,928 in accounts receivable, prepaid expenses of $10,100, accounts payable of $99,130, and other receivables of $402,552, with decreases in deferred revenue of $21,257, inventory of $459,557, and a reserve for uncollectable accounts of $1,357,473.

Investments

For the six months ending October 31, 2020, we used $0 in investing activities as compared to the six months ended October 31, 2019 of $173,723. For the six months ending October 31, 2019 we have a gain of $36,085 in cost basis investments and $285,294 of intangible assets increase. The remaining amount of $147,656 is in the loss of land.

Financing

For the six months ending October 31, 2020, we had net cash used in financing activities of $104,241. Our financing activities consisted of a decrease of $64,241 for net payments made to a related party, and $40,000 in payments on our notes payable.

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

On May 15, 2020 we issued 100,000,000 common shares and 30,000,000 Series A Preferred to First Bitcoin Capital Corp in a asset purchase.

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

__________

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOTS, Inc.

Dated: April 29, 2021	By:	/s/ Paul Rosenberg
Paul Rosenberg
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: April 29, 2021	By:	/s/ Paul Rosenberg
Paul Rosenberg
	Its:	Chief Financial Officer (Principal Financial Officer)

