Form 10-Q
period 2021-01-31
BOTS, Inc./PR
filed 2021-05-17
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

As of January 31, 2021, the Company had 775,874,596 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes ☐    No ☒

BOTS, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2020. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended January 31, 2021 are not necessarily indicative of the results that can be expected for the year ending April 30, 2021.

BOTS, Inc.
and SUBSIDIARIES
Consolidated Balance Sheets

	January 31,	April 30,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$1,643	$24,695
Accounts receivable, net	54,839	-
Notes and other receivable	1,191,307	218,257
Total current assets	1,247,789	242,952
Cost basis investment	969,071	272,945
Intangible assets, net	69,458,087	400,037
Total assets	$71,674,947	$915,934
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$12,000	$173,317
Due to shareholder	76,309	110,923
Other current liabilities	335,000	443,706
Reserve for legal settlements	173,317	-
Total current liabilities	596,626	727,946
Total Liabilities	596,626	727,946
Stockholders' equity
Preferred stock, $0.0001 par value; 90,000,000 shares authorized; 33,350,000 and 3,350,000 shares issued and outstanding, as of January 31, 2021 and April 30, 2020, respectively.	3,335	335
Common stock, $0.0001 par value, voting; 2,000,000,000 shares authorized; 775,874,596 and 505,374,596 shares issued, and outstanding, as of January 31, 2021 and April 30, 2020, respectively.	77,587	50,537
Treasury stock	(680,330)	(680,330)
Additional paid in capital	27,947,761	13,981,354
Accumulated deficit	43,729,968	(13,149,659)
Total stockholders' equity	71,078,321	202,237
Non-controlling interest	-	(14,249)
Total equity	71,078,321	187,988
Total liabilities and stockholders' equity	$71,674,947	$915,934

See accompanying notes to unaudited consolidated financial statements.

BOTS, Inc.
and SUBSIDIARIES
Consolidated Statements of Operations

	(unaudited)		(unaudited)
	For the three months ended January 31,		For the nine months ended January 31,
	2021	2020	2021	2020
Sales	$-	$33,415	$-	$908,871
Total Cost of Sales	-	21,032	-	550,903
Gross Profit	-	12,383	-	357,968
Selling, general, and administrative	2,942	83,716	18,260	379,535
Professional fees	12,000	19,900	15,260	60,023
Stock based compensation	180,000	153,000	3,900,000	261,000
Marketing & advertising	53,663	559	55,246	44,316
Consultant fees	900	36,760	900	207,544
Bad Debts	-	-	-	16,243
Amortization and depreciation	42,987	67,137	142,683	208,741
Total operating expenses	292,492	361,072	4,127,944	1,177,402
Income (Loss) from operations	(292,492)	(348,689)	(4,127,944)	(819,434)
Other income (expense)	(13,492)	(3,414)	61,229,410	1,032,695
Net income (loss) before non-controlling interest	(305,984)	(352,103)	57,101,466	213,261
Loss on discontinued operations	-	(307,468)	(221,840)	(319,052)
Net income(loss) before minority interest	(305,984)	(659,571)	56,879,626	(105,791)
Gain attributable to non-controlling interest	-	14,907	-	33,975
Net income (loss) attributable to controlling interest	$(305,984)	$(644,664)	$56,879,626	$(71,816)
Basic and diluted (Loss) per share:
Income(Loss) per share from continuing operations	$(0.00)	$(0.00)	$0.08	$0.00
Income(Loss) per share	$(0.00)	$(0.00)	$0.08	$0.00
Weighted average shares outstanding - basic and diluted	774,986,335	484,192,531	755,961,553	508,022,241

See accompanying notes to unaudited consolidated financial statements.

BOTS, Inc.
and SUBSIDIARIES
Statements of Cash Flows
For the Nine Months Ended January 31,
	2021	2020
Cash flows from operating activities:
Net Profit (Loss)	56,874,405	$(71,816)
Adjustments to reconcile net loss to net Cash provided by (used in) operating activities:
Depreciation and amortization	142,683	208,741
Common stock issued for services	3,900,000	256,500
Net effect to cash flow from non-consolidation	-	(157,193)
Accrued interest, net	(54,839)	-
Effects of discontinued operations, net	317,530	-
Minority Interest in earnings of subsidiaries, Net	-	153,365
Impairment	62,072	-
Effects of acquisition, net	(61,244,071)	-
Decrease (Increase) in:
Accounts receivable, net	-	36,928
Other receivable	-	(48,550)
Inventories	-	459,557
Prepaid expenses and other current assets	-	10,100
Accounts payable, accrued expenses and taxes payable	12,000	(91,630)
Deferred revenue	-	(21,257)
Reserve for uncollectable accounts	-	(452)
Total adjustment to reconcile net income to net cash	(56,864,625)	806,109
Net cash provided In operating activities	9,780	734,293
Cash flows from investing activities:
Increase (Decrease) in:
Cost basis investments	-	(315,550)
Acquisition of property, plant and equipment	-	(149,874)
Acquisition of intangible assets	(5,000)	1,459
Net cash received in investing activities	(5,000)	(463,965)
Cash Flows From Financing Activities:
Borrowing from related party, net	2,219	85,695
Notes Payable	(50,000)	(172,225)
Proceeds from Issuance of Stock, Net	19,949	(445,864)
Net Cash Provided By Financing Activities	(27,832)	(532,394)
Net Change in Cash	(23,052)	(262,066)
Cash at Beginning of Year	24,695	281,832
Cash at End of Period	$1,643	$19,766
Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$-	$13,481
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing Activities:
Intangible Assets exchanges for accounts payable	-	27,930
Notes receivable in exchange for accounts payable	-	100,000
Land transfer in exchange for accounts payable	-	314,105
Settlement of Due to Related Party	-	1,221,871
Joint Venture investment with BRRX Management	(166,675)	166,675
Settlement of CBJ Distributing	-	1,357,473
Purchase of First Bitcoin Capital, LLC	10,027,752	-
Stock issued in settlement of debt	58,706	-
Debt exchange for cryptocurrency	218,257	-

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

420Wifi.com,llc

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 and $0 in excess of federally insured limits at January 31, 2021 and April 30, 2020.

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the periods ended January 31, 2021 and July 31, 2020 have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 5. Intangible Assets:

The following reflects our intangible assets:

Intangible Assets - January 31, 2021

	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Domains	3	$115,848	$106,194	$9,654
Trademarks	3	400,000	366,663	33,337
Patents	15	313,750	13,722	308,028
Infinite lived intangible assets
California cannabis license		228,085	228,085	-
Noncurrent cryptocurrencies		69,115,068	-	69,115,068
Total intangible assets		$70,172,751	$714,664	$69,458,087

Intangible Assets - April 30, 2020

	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets
Domains	3	$115,848	$77,232	$38,616
Trademarks	3	400,000	266,664	133,336
Infinite lived intangible assets
California cannabis license		228,085	-	228,085
Total intangible assets		$743,933	$343,896	$400,037

Note 6. Cost Basis Investments

The Company has invested $969,071 through January 31, 2021 and $272,945 through April 30, 2020.  A breakdown of these investments includes:

Cost Basis Investments
	As of	As of
	January 31, 2021	April 30, 2020
Stony Hill Corp, net	$146	$62,218
BRRX Management Joint Venture	-	200,778
Redfern BioSystems, Inc.	-	9,949
SinglePoint, Inc.	24,500	-
Medical Cannabis Payment Solutions, Inc.	11,800	-
Petroteq Energy Inc.	10,125	-
Digital Asset Monetary	500,000	-
Kronos Advanced Technologies, Inc.	422,500	-
Total acquisition cost	$969,071	$272,945

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

In accordance to rule, the following table reflects the determination of the purchase price of the assets of First Bitcoin Capital Corp and the business entity of First Bitcoin Capital, LLC:

Acquisition of First Bitcoin Capital Corp Assets
Cash	800
Patent	308,750
Interest receivable	25,058
Notes receivable	1,191,307
Cost basis investments	972,425
Non-current digital assets	214,264,073
Total assets acquired	216,762,413

Reserve for devaluation	145,372,485
Total liabilities assumed	145,372,485
Net acquisition assets	71,389,928

Total Purchase Price
Common Stock issued as part of acquisition (100,000,000)	2,530,000
Preferred Stock issued as part of acquisition (90,000,000)	22,770,000
Total Purchase Price	25,300,000
Reserve for unissued stock	15,180,000
Stock issued as part of purchase	10,120,000
Net acquisition assets	71,389,928
Gain on Assets	61,269,928

Note 8. Related Parties and Related Party Transactions

Mr. Rosenberg, the Company’s CEO/CFO provides funding for the Company.  During the nine months ended January 31, 2021 Mr. Rosenberg paid multiple expense on behalf of the Company, and received multiple payments from the Company as payment against the advances made. Mr. Rosenberg was owed $110,922 as due to related party at the end of the last fiscal year, April 30, 2020, as compared to a balance owed to Mr. Rosenberg of $76,309 as of January 31, 2021, a reduction of $34,613 in due to related party.

First Bitcoin Capital Corp, an affiliate shareholder of  the Company’s provides funding for First Bitcoin Capital, LLC, a wholly owned subsidiary of the Company.  During the nine months ended January 31, 2021 First Bitcoin Capital Corp has funded $6,113 to the Company.

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

Note 9. Cryptocurrency Assets

During the nine months ended January 31, 2021 the Company started transacting business with cryptocurrency assets.  The Company records the asset as an Intangible Asset with Infinite Life.  We classify cryptocurrency that have a market value and substantial liquidity as Current Intangible Assets.  Cryptocurrency that do not trade on a market or have limited liquidity are classified as Non-current Intangible Assets.

BOTS Cryptocurrency Summary
	Digital currencies recorded at cost	Digital currencies measured at fair value

Balance, April 30, 2020	-	-
Additions	69,115,068	119,207,030
Disposals	-	-
Decrease in valuation	-	-
Balance January 31, 2021	69,115,068	119,207,030

The following chart shows our cryptocurrency assets held for the nine months ended January 31, 2021:

Schedule of Digital Currencies - Non-current

		Cost per	Total
		Currency	Cost
First Bitcoin (BIT)	17,120,497,315	$0.004029	$69,114,447
President Trump (PRES)	55,869,517,129	-	145,372,484
KiloCoin (KLC)	998,560,007	-	-
TeslaCoilCoin (TESLA) *	3,988,609	-	622
Siacoin (SC)	342,348	-	-
Alphabit (ABC)	199,999,982	-	-
Perkscoin	2,083,333	-	-
OTC Coin	19,996,895,800	-	-
President Johnson (GARY)	54,987,192,536	-	-
Hillary (HILL)	55,967,772,167	-	-
BURN	55,968,072,167	-	-
Bitcoin Futures (XBU)	8,977,777	-	-
Altcoin (ALT)	10,888	-	-
BPU	8,999,000	-	-
BPL	8,999,000	-	-
BCN	8,999,000	-	-
BXT	8,999,000	-	-
XBC	8,999,000	-	-
XOM	4,090,505	-	-
WEED	77,141,332	-	-
Fly (LOYAL)	2,254,750,118	-	-
Catalan Coin	92,233,720,368	-	-
OPRAH	1,266,805,361	-	-
HERB	888,888,888	-	-
MoshiachCoin	379,164	-	-
HEMP	100,000,000	-	-
MaidSafeCoin (MAID)	71	-	-
AFG	100,000,000,000	-	-
AAL	91,818,181,818	-	-
UAL	91,818,181,818	-	-
FFT	91,818,181,818	-	-
HAL	91,818,181,818	-	-
SWA	91,818,181,818	-	-
PURPOSE	92,000,000,000	-	-
UAE	1,000,000,000	-	-
QTR	1,000,000,000	-	-
SIA	1,000,000,000	-	-
CPA	1,000,000,000	-	-
ANA	1,000,000,000	-	-
KZR	1,000,000,000	-	-
HVN	1,000,000,000	-	-
LAN	1,000,000,000	-	-
OMA	1,000,000,000	-	-
JST	1,000,000,000	-	-
POE	1,000,000,000	-	-
XAX	1,000,000,000	-	-
EIN	1,000,000,000	-	-
WJA	1,000,000,000	-	-

IGO	1,000,000,000	-	-
IBE	1,000,000,000	-	-
JBU	92,818,181,818	-	-
JSA	1,000,000,000	-	-
AZU	1,000,000,000	-	-
AVA	1,000,000,000	-	-
TAM	1,000,000,000	-	-
AZA	1,000,000,000	-	-
DAT	1,000,000,000	-	-
ASA	1,000,000,000	-	-
SCO	1,000,000,000	-	-
SAS	1,000,000,000	-	-
SEY	1,000,000,000	-	-
TAP	1,000,000,000	-	-
TOM	1,000,000,000	-	-
ALK	1,000,000,000	-	-
CMP	1,000,000,000	-	-
AHY	1,000,000,000	-	-
JAI	1,000,000,000	-	-
MAU	1,000,000,000	-	-
BER	1,000,000,000	-	-
EWG	1,000,000,000	-	-
EYH	1,000,000,000	-	-
APJ	1,000,000,000	-	-
ETD	1,000,000,000	-	-
THY	1,000,000,000	-	-
EVA	1,000,000,000	-	-
QFA	1,000,000,000	-	-
DLH	1,000,000,000	-	-
GIA	1,000,000,000	-	-
CHH	92,818,181,818	-	-
THA	1,000,000,000	-	-
AFR	1,000,000,000	-	-
SWR	1,000,000,000	-	-
AAR	1,000,000,000	-	-
ANZ	1,000,000,000	-	-
VOZ	1,000,000,000	-	-
AUA	1,000,000,000	-	-
BKP	1,000,000,000	-	-
JAL	1,000,000,000	-	-

JAA	1,000,000,000	-	-
JAT	1,000,000,000	-	-
HAD	1,000,000,000	-	-
AXM	1,000,000,000	-	-
KLM	1,000,000,000	-	-
VRD	1,000,000,000	-	-
BAW	92,818,181,818	-	-
FIN	1,000,000,000	-	-
VIR	1,000,000,000	-	-
CRK	1,000,000,000	-	-
NAX	1,000,000,000	-	-
ACA	1,000,000,000	-	-
CSN	1,000,000,000	-	-
AEE	1,000,000,000	-	-
MAS	1,000,000,000	-	-
DAL	92,818,181,818	-	-
KAL	1,000,000,000	-	-
CAL	1,000,000,000	-	-
EZY	1,000,000,000	-	-
SLK	1,000,000,000	-	-
AFL	1,000,000,000	-	-
SAA	1,000,000,000	-	-
CES	1,000,000,000	-	-
GFA	1,000,000,000	-	-
ICE	1,000,000,000	-	-
SVA	1,000,000,000	-	-
PAL	1,000,000,000	-	-
EGF	1,000,000,000	-	-
KQA	1,000,000,000	-	-
DTA	1,000,000,000	-	-
CCA	1,000,000,000	-	-
TSC	1,000,000,000	-	-
ANE	1,000,000,000	-	-
DKH	1,000,000,000	-	-
FJI	1,000,000,000	-	-
LOTP	1,000,000,000	-	-
CAW	1,000,000,000	-	-
AMX	1,000,000,000	-	-
RBA	1,000,000,000	-	-
GCRC	1,000,000,000	-	-
TGW	1,000,000,000	-	-
MNO	1,000,000,000	-	-
RJA	1,000,000,000	-	-
SEJ	1,000,000,000	-	-
WOWN	1,000,000,000	-	-
SW	1,000,000,000	-	-
FS	1,000,000,000	-	-
RT	1,000,000,000	-	-
BW	1,000,000,000	-	-
JJ	1,000,000,000	-	-
MC	1,000,000,000	-	-
HH	1,000,000,000	-	-
IC	1,000,000,000	-	-
CH	92,818,181,818	-	-
WY	1,000,000,000	-	-
Total			$214,487,552
Reserve			145,372,484
Carrying Value			$69,115,068

Note 10. Discontinued Operations

During the nine months ended January 31, 2020 the company wrote-off its investments into BRRX Management joint venture and eliminated the value of its  California City cannabis license.

The Company recognized no expense for the three months ended January 31, 2021; however, the Company recognized the following (expense) from its discontinued operations for nine months ended January 31:

	2021	2020

Other income (loss)	$(221,840)	$(319,052)
Total income (expense) from discontinued operations	$(221,840)	$(319,052)

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

The following table is a reconciliation of the EBITDA and Adjusted Net Income (non-GAAP measures) to the Net Income with the GAAP Consolidated Statements of Operation for the three months and nine months ended January 31, 2021 and 2020, respectively.

EBITDA

	(unaudited)		(unaudited)
	For the three months ended January 31,		For the nine months ended January 31,
	2021	2020	2021	2020
Net Income	$(305,984)	$(644,664)	$56,879,626	$(71,816)
Depreciation & Amortization	42,987	67,137	142,683	208,741
EBITDA	$(262,997)	$(577,527)	$57,022,309	$136,925

Adjusted Net Income

	(unaudited)		(unaudited)
	For the three months ended January 31,		For the nine months ended January 31,
	2021	2020	2021	2020
EBITDA	$(262,997)	$(577,527)	$57,022,309	$136,925
Stock based compensation	180,000	153,000	3,900,000	261,000
Extraordinary gains and (losses)	-	3,414	(61,181,833)	(1,032,695)
Adjusted Net Income	$(82,997)	$(421,113)	$(259,524)	$(634,770)

Note 12. Stockholders’ Equity

Common Stock

As of July 31, 2020, the Company was authorized to issue 2,000,000,000 common shares at a par value of $0.0001.  As of January 31, 2021, the Company had issued and outstanding 775,874,596 common shares.

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

On December 23, 2020 we issued 4,000,000 shares of common stock to four different shareholders for services provided.

Preferred Stock

The Company has authorized 100,000,000 shares of preferred stock, of which it has designated 100,000,000 as Series A Preferred, at $0.0001 par value.   The Company has 33,350,000 issued and outstanding as of January 31, 2021.  Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock.

On May 15, 2020 we issued 30,000,000 Series A Preferred to First Bitcoin Capital Corp in an asset purchase.

Note 13. Subsequent Events

There are no subsequent events that would have a material effect on the Company.

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

HISTORY AND BACKGROUND

We were incorporated in the State of Nevada on December 30, 2010 originally under the name Lifetech Industries, Inc. All agreements related to the Lifetech business were terminated and closed as of April 30, 2014.  Effective August 2, 2013, the name was changed from "Lifetech Industries, Inc." to "mCig, Inc."  The Company redomiciled to Puerto Rico on April 17, 2020. Effective April 17, 2020, the name was changed from "MCIG, Inc.," to "BOTS, Inc."  The Company’s common stock is traded under the symbol “BOTS.”  The Company is headquartered in San Juan, Puerto Rico.

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

Cryptocurrencies

Cryptocurrency is an encrypted decentralized digital currency transferred between peers and confirmed in a public ledger via a process known as mining. As of January 31, 2020, there are over 2,000 digital currencies in existence.

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

420Wifi.com,llc

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

Our operating results for the three months ended January 31, 2021 and 2020 are summarized as follows:

	For the three months ended January 31,
	2021	2020
Sales	$-	$33,415
Total Cost of Sales	-	21,032
Gross Profit	-	12,383
Total operating expenses	292,492	361,072
Income (Loss) from operations	$(292,492)	$(348,689)

Results of Operations

Revenue

Our revenue from operations for the three months ended January 31, 2021 was $0 compared to $33,415, a decrease of $33,415 from the three months ended January 31, 2020.  This decrease is primarily a result of the elimination of retail sales of CBD products, as the Company moves to robotics and blockchain.

Cost of Goods Sold

Our cost of goods sold for the three months ended January 31, 2021 was $0 compared to $21,032 for the three months ended January 31, 2020. The decrease is primarily elimination of retail sales from CBD products.

Gross Profit

Our gross profit for the three months ended January 31, 2021 was $0 compared to $12,383 for the three months ended January 31, 2020. The gross profit of $12,383 for the three months ended January 31, 2020 represents approximately 37% as a percentage of total revenue.

Operating Expenses

Our operating expenses decreased by $68,580 to $292,492 for the three months ended January 31, 2021, from $361,072 for the three months ended January 31, 2020.

The decrease was primarily due to the decrease in professional fees of $7,900, consulting fees of $35,860, amortization and depreciation of $24,150, and  selling, general, and administration of $80,774 offset by an increase in marketing fees of $53,104 and stock based compensation of $27,000.

Our total operating expenses for the three months ended January 31, 2021 of $292,492 consisted of $2,942 of selling, general and administrative expenses, marketing expense of $53,663, stock based compensation of $180,000, professional fees of $12,000, consulting fees of $900, and $42,987 of amortization and depreciation expenses.

Our total operating expenses for the three months ended January 31, 2020 of $361,072 consisted of $83,716 of selling, general and administrative expenses, $19,900 of professional fees, consulting expense of $36,760, marketing expense of $559, stock based compensation of $153,000 and $67,137 of amortization and depreciation expenses.

Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Net Operation

Our operation loss of $292,492 for the three months ended January 31, 2021 from a net loss of $348,689 for the three months ending January 31, 2020 represents a decrease of net loss of $56,197. The decrease in net loss compared to the prior period net loss is primarily a result of the gross profit decrease of $12,383 and a decrease in operating expenses of $68,580.

Our operating results for the nine months ended January 31, 2021 and 2020 are summarized as follows:

	For the nine months ended January 31,
	2021	2020
Sales	$-	$908,871
Total Cost of Sales	-	550,903
Gross Profit	-	357,968
Total operating expenses	4,127,944	1,177,402
Income (Loss) from operations	(4,127,944)	(819,434)

Results of Operations

Revenue

Our revenue from operations for the nine months ended January 31, 2021 was $0 compared to $908,871, a decrease of $908,871 from the nine months ended January 31, 2020.  This decrease is primarily a result of the elimination of retail sales of CBD products, as the Company moves to robotics and blockchain.

Cost of Goods Sold

Our cost of goods sold for the nine months ended January 31, 2021 was $0 compared to $550,903 for the nine months ended January 31, 2020. The decrease is primarily elimination of retail sales from CBD products.

Gross Profit

Our gross profit for the nine months ended January 31, 2021 was $0 compared to $357,968 for the nine months ended January 31, 2020. The gross profit of $357,968 for the nine months ended January 31, 2020 represents approximately 39% as a percentage of total revenue.

Operating Expenses

Our operating expenses increased by $2,950,542 to $4,127,944 for the nine months ended January 31, 2021, from $1,177,402 for the nine months ended January 31, 2020.

The increase was primarily due to the increase in, marketing fees of $10,930, and stock based compensation of $3,639,000 offset by decrease in professional fees of $44,763, consulting fees of $206,644, amortization and depreciation of $66,058, bad debts of $16,243, and  selling, general, and administration of $361,275.

Our total operating expenses for the nine months ended January 31, 2021 of $4,127,944 consisted of $18,260 of selling, general and administrative expenses, $3,900,000 in stock based compensation, $15,260 of professional fees, marketing expense of $55,246, consulting fees of $900, and $142,683 of amortization and depreciation expenses.

Our total operating expenses for the nine months ended January 31, 2020 of $1,177,402 consisted of $379,535 of selling, general and administrative expenses, $261,000 in stock based compensation, $60,023 of professional fees, consulting expense of $207,544, marketing expense of $44,316, bad debts of $16,243 and $208,741 of amortization and depreciation expenses.

Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Operation Loss

Our operation loss of $4,127,944 for the nine months ended January 31, 2021 from an operation loss of $819,434 for the nine months ending January 31, 2020 represents an increase of an operation loss of $3,308,510. The increase in operation loss compared to the prior period net loss is primarily a result of the gross profit decrease of $357,968 and an increase in operating expenses of $2,950,542.

Liquidity and Capital Resources

Introduction

During the nine months ended January 31, 2021 we utilized $23,052 in cash. Our cash on hand as of January 31, 2021 was $1,643.

Cash Requirements

We had cash available of $1,643 as of January 31, 2021.  Based on our revenues, cash on hand and current monthly burn rate, around break-even, we believe that our operations will require additional capital or loans to fund operations through April 2021.

Sources and Uses of Cash

Operations

We gained $9,780 in cash by operating activities for the nine months ended January 31, 2021, as compared to gaining $32,106 for the nine months ended January 31, 2020.

For the nine months ending January 31, 2021, our net cash gained by operations consisted primarily of the net profit of $56,874,405, $3,900,000 in stock based compensation, $142,683 in depreciation and amortization of intangible assets, the effects of discontinued operations of $317,530 and an increase in accounts payable of $12,000 offset by non-cash expenses of  accrued interest of $54,839, the effects of acquisition of $61,244,071.

For the nine months ending January 31, 2020, our net cash gained through operations consisted primarily of non-cash expenses of $208,741 in depreciation and amortization of intangible assets, $256,500 in stock based compensation and minority interest in earnings of subsidiaries, net of $156,698. Additionally, changes in assets and liabilities consisted of an increase of $76,928 in accounts receivable, an increase of $402,552 in other receivable, prepaid expenses of $10,100, reserve for uncollectable accounts of $1,357,473 and a decrease in inventory of $459,557. Offset primarily by the net loss of $2,785,368 a non-cash expenses of accrued interest, net of $ 157,193. Additionally, changes in assets and liabilities consisted of a decrease in account payable of $99,130 and deferred revenue of $21,257.

Investments

For the nine months ending January 31, 2021, we spent $5,000 in investing activities as compared to the nine months ended January 31, 2020 earn $173,723. For the nine months ending January 31, 2021 our intangible assets reflects the payment of $5,000 for patent development. For the nine months ending January 31, 2020 we earn $36,085 in cost basis investments and we used $147,656 of property, plant and equipment.  The remaining amount of $285,294 is a gain in intangible assets.

Financing

For the nine months ending January 31, 2021, we had net cash used in financing activities of $27,832.  Our financing activities consisted of receiving $2,219 for net payments made to by related party, and $19,949 in net proceeds from the issuance of stock, offset by the payment of $50,000 in payments on our notes payable.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended January 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 23, 2020 we issued 4,000,000 shares of common stock to one person and three companies for services rendered.

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

BOTS, Inc.

Dated: May 17, 2021		/s/ Paul Rosenberg
	By:	Paul Rosenberg
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: May 17, 2021		/s/ Paul Rosenberg
	By:	Paul Rosenberg
	Its:	Chief Financial Officer (Principal Financial Officer)

