Form 10-K
period 2021-04-30
BOTS, Inc./PR
filed 2021-11-15
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED APRIL 30, 2021

Commission file number: 000-55986

BOTS, INC.
(Exact name of registrant as specified in its charter)

PUERTO RICO	27-4439285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1064 Ave Ponce De Leon, Suite 200, San Juan, PR	00907
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including are code (929) 205-8277

_______________________________________________________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K Yes ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Non-accelerated Filer	☐
Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed fiscal year was approximately $41,882,929. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding 775,874,596

FORWARD LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”) regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our growth strategies, (b) anticipated trends and regulations in the our industry, (c) our ability to obtain and retain sufficient capital for future operations, and

(d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business” Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors”. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

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

OTHER INFORMATION

Unless specifically set forth to the contrary, when used in this report, the terms “BOTS, Inc.”, “BOTS”, “we”, “our”, the “Company” and similar terms refer to BOTS, Inc., a Nevada corporation. In addition, when used herein and unless specifically set forth to the contrary, “2020” refers to the year ended April 30, 2020, and “2021” refers to the year ended April 30, 2021.

PART I

ITEM 1. BUSINESS

HISTORY AND BACKGROUND

We were incorporated in the State of Nevada on December 30, 2010, originally under the name Lifetech Industries, Inc. All agreements related to the Lifetech business were terminated and closed as of April 30, 2014. Effective August 2, 2013, the name was changed from “Lifetech Industries, Inc.” to “mCig, Inc.” The Company redomiciled to Puerto Rico on April 17, 2020. Effective April 17, 2020, the name was changed from “MCIG, Inc.,” to “BOTS, Inc.” The Company’s common stock is traded under the symbol “BTZI.” The Company is headquartered in San Juan, Puerto Rico.

GENERAL

Originally, we were formed to open and operate a full-service day spa in Montrose, California. In October 2013 we repositioned ourselves as a technology company focused on two long-term secular trends sweeping the globe: (1) The decriminalization and legalization of marijuana for medicinal or recreational purposes; and (2) the adoption of electronic vaporizing cigarettes (commonly known as “eCigs”).

The Company initially earned revenue through wholesale and retail sales of electronic cigarettes, vaporizers, and accessories in the United States. It offered electronic cigarettes and related products through its online store at www.BOTS.org, as well as through the company’s wholesale, distributor, and retail programs. We expanded operations to include the VitaCig brand in 2014.

From 2015 through 2020 the Company was involved in multiple cannabis business entities. We have elected to discontinue all operations in the cannabis markets and focus on robotics.-, Blockchain-based solutions including decentralized finance applications, cybersecurity, crypto generation, mining, equipment repair, and extended warranties on Bitcoin mining equipment

We operated multiple websites (which are not incorporated as part of this Form 10Q report). The Company’s primary website is www.BOTS.bz.

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

Blockchain and Digital Data

A Blockchain is a decentralized and distributed digital ledger that is used to record transactions across many computers so that the record cannot be altered retroactively without the alteration of all subsequent blocks and the collusion of the network. The blockchain system has been designed to use nodes agreement to order transactions and prevent fraud so that records cannot be altered retroactively. The network orders transaction by putting them together into groups called blocks, each block contains a definite number of transactions and a link to the previous block. Bitcoin, which is the name of the best-known cryptocurrency, is the one for which blockchain technology was invented. Blockchain is, quite simply, a digital, decentralized ledger that keeps a record of all transactions that take place across a peer-to-peer network.

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

Cryptocurrencies

Cryptocurrency is an encrypted decentralized digital currency transferred between peers and confirmed in a public ledger via a process known as mining. As of January 31, 2020, there are over 12,000 digital currencies in existence.

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

DESCRIPTION OF SUBSIDIARIES

The following subsidiaries are incorporated in the financials for the year ending April 30, 2021, but have been discontinued as operational elements of BOTS, Inc.

First Bitcoin Capital, LLC

On May 14, 2020, we acquired 100% of First Bitcoin Capital, LLC (“FBC”). FBC was incorporated on December 11, 2017, under the laws of the state of Colorado. FBC works in multiple areas of blockchain development and cryptocurrency.

CoinQX Exchange Limited

On May 14, 2020, we acquired 100% of CoinQX Exchange, Limited (“CoinQX”). CoinQX was incorporated on July 4, 2014, in British Columbia, Canada. CoinQX has not yet begun operations.

420Wifi.com, llc

On May 14, 2020, we acquired 100% of 420wifi.com, llc (“420wifi”). 420wifi was organized on January 18, 2019, under the laws of the state of Wyoming. 420wifi has not yet begun operations.

D’BOT Technology Corp

On May 14, 2020, we acquired 100% of D’BOT Technology Corp (“DBOT”). DBOT was incorporated on March 15, 2019, under the laws of the state of Colorado.

BUSINESS MODEL

The Company continues to look at increasing revenue internally and through strategic acquisitions. The Company utilizes many methods of identifying new products to produce and potential companies to acquire. Our staff continually reviews current market trends to determine appropriate products to introduce or develop. We have had them presented to us by business brokers, have reviewed competition and looked for compelling stories, or incorporated a subsidiary directly for a specific purpose. In some instances, the companies come looking to us for assistance. We will continue to finance additional acquisitions through private placements of stock, debt, or revenue from operations.

The BOTS business model is built around developing and incubating self-sustaining business entities in the technology space. We look for strong management teams that have expertise in their fields and want to operate within the Blockchain, Robotic Automation and Bitcoin mining industry. Once the entities are self-sustaining the company divest them either through i) a sale of the assets, ii) a spin-off into its own publicly traded entity, or iii) seek additional partners and privatize the business.

Expansion through Acquisition

The Company continues to look for additional acquisition opportunities in the Blockchain, Robotic Automation and Bitcoin mining industry that will enhance our overall growth, complement our existing operations and increase shareholder value. BOTS considers acquisitions as a critical element to our strategic growth. We look for synergistic companies that will provide strength and growth opportunities to the developing products and services of BOTS. We will review current competition in many markets and determine if an acquisition or joint venture is in the best interest of BOTS.

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

Patents and Intellectual Properties

The Company owns patent number US9135787 “Bitcoin kiosk/ATM device and system integrating enrollment protocol and method of using the same”. The Company also has an exclusive rights to the additional Bitcoin ATM patent USPTO No. US10332205B1 “Bitcoin kiosk/ATM device and system and method of using the same” and US20190318326A1

In addition, the Company has a patent application number US20180315072A1 entitles “Method and system of facilitating management of cryptocurrency-based loyalty points associated with one or more of a product and a service”.

The Company is developing Intellectual Property (I.P.) licensing guidelines for the Bitcoin ATM operators and manufacturers. Copies of the guidelines are available upon request from the Company. These Intellectual-Property Guidelines are designed to help Bitcoin ATM operators implement practical, internal licensing compliance policies consistent with our patents together with the related I.P. laws and to reduce the business risks associated with counterfeiting, piracy, and transaction cybersecurity.

Bitcoin ATM companies, large and small, increasingly use and rely on intellectual property—the copyright, trademark, patents, trade secrets, and other intangible rights that underlie many products and services in the cryptocurrency ATM industry today. The “intellectual capital” embodied in inventions and creative content can be crucial to economic growth and business development as traditional capital, goods, and services.

I.P. protections provide the incentives and returns on investments for intellectual capital necessary to produce a continuous stream of innovations in crypto and blockchain economies. These make individual companies, industry sectors, and national economies more competitive.

These Intellectual-Property Bitcoin ATM IP Guidelines are designed to be helpful to a wide range of businesses involved in the Bitcoin ATM industry, including ATM manufacturers, banks, and non-bank Bitcoin ATM operators and are suitable to be tailored to deal more specifically with particular segments of the Bitcoin ATM supply chain.

These guidelines may be used directly as a basis for a Bitcoin ATM company to create or improve internal I.P. compliance, company policies, or employee manuals. The terms of these Guidelines can also be included in contracts between BOTS Inc and suppliers, such as ATM kiosk manufacturers.

They are also suitable for adoption as the basis of an I.P. compliance certification, whether voluntary or mandatory, in the Bitcoin ATM industry.

Also, these Guidelines are intended to be a “living document” capable of evolving to respond to the challenges of new technologies and globalization, and political and economic trade pressures. Like the intellectual property system more generally, these Guidelines are intended as a balanced approach that respects the legitimate interests of I.P. rights owners, other stakeholders as well as the Bitcoin ATM business community.

I.P. guidelines are compliant with U.S. Antitrust Laws and regulations.

Research published by Statista.com indicates that the number of Bitcoin ATMs worldwide grew by every passing month since 2015, reaching new highs in 2021. As of January 1, 2021, there were nearly 14,000 Bitcoin ATMs worldwide. As far as Bitcoin ATMs are concerned, there are two main types of such ATMs: the basic ones, allowing the users only to purchase Bitcoins, and more complex ones, enabling the users both to buy and sell the virtual money. In the case of complex ATMs, only the members of a particular ATM producer can use the ATM. As of July 2020, the leading manufacturers of the Bitcoin ATMs were Genesis Coin and General Bytes, with 34.6 percent and 30.3 percent of the market share, respectively. The highest number of Bitcoin ATMs was recorded in the United States as of July 2020. In total, approximately 83 percent of global ATMs were concentrated in North America.

EMPLOYEES AND CONSULTANTS

As of April 30, 2021, the Company has a total of 3 full-time/part-time employees and consultants throughout the various subsidiaries. None of our employees are covered by a collective bargaining agreement, and management believes its relationship with our employees is good.

The Company utilizes a number of consultants to provide periodic work requirements. When workflow demands a fulltime or justifiable part-time employee the Company hires the appropriate person to fulfill the job requirements.

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

As of April 30, 2021, we had an accumulated deficit of $21,176,122. Our accumulated deficit is primarily due to, among other reasons, the establishment of our business infrastructure and operations, stock-based compensation expenses and increases in our marketing expenditures to grow sales. For the year ended April 30, 2021, we had net loss of $8,026,463 compared to a net loss of $3,883,988 for the year ended April 30, 2020. We cannot assure you that we will generate operating profits now or in the immediate future, or be able to on, a sustainable basis, continue to expand our infrastructure, further develop our marketing efforts and otherwise implement our growth initiatives.

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

We believe that our ability to compete effectively depends upon many factors both within and beyond our control, including:

•	the popularity, usefulness, ease of use, performance, and reliability of our services compared to our competitors’ services;
•	the size and composition of our user base;
•	the engagement of our users with our products and competing services;
•	the timing and market acceptance of services, including developments and enhancements to our or our competitors’ services;
•	our ability to distribute our services to new and existing users;
•	our ability to monetize our services;
•	the frequency, size, format, quality, and relative prominence of the ads displayed by us or our competitors;
•	customer service and support efforts;
•	marketing and selling efforts, including our ability to measure the effectiveness of our ads and to provide marketers with a compelling return on their investments;
•	our ability to establish and maintain developers’ interest in building mobile and web applications that integrate with Facebook and our other services;
•	our ability to establish and maintain publisher interest in integrating their content with Facebook and our other services;
•	changes mandated by legislation, regulatory authorities, or litigation, including settlements and consent decrees, some of which may have a disproportionate effect on us;
•	acquisitions or consolidation within our industry, which may result in more formidable competitors;
•	our ability to attract, retain, and motivate talented employees, particularly software engineers, designers, and product managers;
•	our ability to cost-effectively manage and grow our operations; and
•	our reputation and brand strength relative to those of our competitors.

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

We review our finite lived intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable, such as a decline in stock price and market capitalization. We test goodwill for impairment at least annually. If such goodwill or finite lived intangible assets are deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or finite lived intangible assets is determined, which would negatively affect our results of operations.

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

We have plans to continue expanding our operations abroad where we have limited operating experience, and this may subject us to increased business and economic risks that could affect our financial results.

We may enter new international markets where we have limited or no experience in marketing, selling, and deploying our services. Our services are generally available globally through the web and on mobile, but some or all our services or functionality may not be available in certain markets due to legal and regulatory complexities. We also outsource certain operational functions to third-party vendors globally. If we fail to deploy, manage, or oversee our international operations successfully, our business may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:

•	political, social, or economic instability;
•	risks related to legal, regulatory, and other government scrutiny applicable to U.S. companies with sales and operations in foreign jurisdictions, including with respect to privacy, tax, law enforcement, content, trade compliance, intellectual property, and terrestrial infrastructure matters;
•	potential damage to our brand and reputation due to compliance with local laws, including potential censorship or requirements to provide user information to local authorities;
•	fluctuations in currency exchange rates and compliance with currency controls;
•	foreign exchange controls and tax regulations that might prevent us from repatriating cash earned in countries outside the United States or otherwise limit our ability to move cash freely, and impede our ability to invest such cash efficiently;
•	higher levels of credit risk and payment fraud;
•	enhanced difficulties of integrating any foreign acquisitions;
•	burdens of complying with a variety of foreign laws;
•	reduced protection for intellectual property rights in some countries;
•	difficulties in staffing, managing, and overseeing global operations and the increased travel, infrastructure, and legal compliance costs associated with multiple international locations;
•	compliance with the U.S. Foreign Corrupt Practices Act, and similar laws in other jurisdictions; and
•	compliance with statutory equity requirements and management of tax consequences.

If we are unable to expand internationally and manage the complexity of our global operations successfully, our financial results could be adversely affected.

The Company has entered into indemnification agreements with the officers and directors and we may be required to indemnify our Directors and Officers, which could create significant losses for the Company.

We have authority under Puerto Rico law to indemnify our directors and officers to the extent provided in that statute. Our Articles of Incorporation require the Company to indemnify each of our directors and officers against liabilities imposed upon them (including reasonable amounts paid in settlement) and expenses incurred by them regarding any claim made against them or any action, suit or proceeding to which they may be a party by reason of their being or having been a director or officer of the company. We currently do not maintain officer’s and director’s liability insurance coverage. Consequently, any judgment against our Officers and Directors, the Company will be forced to pay. We have entered into indemnification agreements with each of our officers and directors containing provisions that may require us, among other things, to indemnify our officers and directors against certain liabilities that may arise because of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred because of any proceeding against them as to which they could be indemnified. Management believes that such indemnification provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers. We are subject to claims arising from disputes with employees, vendors and other third parties in the normal course of business. These risks may be difficult to assess or quantify and their existence and magnitude may remain unknown for substantial periods of time. If the plaintiffs in any suits against us were to successfully prosecute their claims, or if we were to settle such suits by making significant payments to the plaintiffs, our operating results and financial condition would be harmed. In addition, our organizational documents require us to indemnify our senior executives to the maximum extent permitted by Puerto Rico law. If our senior executives were named in any lawsuit, our indemnification obligations could magnify the costs of these suits.

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

Since the commencement of trading of our common stock on the OTC Markets, the market price of our common stock has been volatile and fluctuates widely in price in response to various factors, which are beyond our control. Since the commencement of trading of our common stock on the OTC Markets, the price of our common stock went from $0.02 per share to almost $0.90 per share. The price of the stock as of fiscal year ending April 30, 2021, was trading at $0.11 per share. We attribute this large fluctuation especially on the industry that we operate in. Management believes that when the industry is doing well, we believe our stock price will benefit but when the industry is experiencing a downturn, we will not be immune from the decline.

Furthermore, we must note that the price of our common stock is not necessarily indicative of our operating performance or long-term business prospects. In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Factors such as the following could cause the market price of our common stock to fluctuate substantially:

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

Our Certificate of Incorporation authorizes the issuance of 2,000,000,000 shares of common stock. Any future merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then- current stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a future business combination or otherwise, dilution to the interests of our stockholders will occur, and the rights of the holders of common stock could be materially and adversely affected.

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

Our common stock is a “penny stock.” It does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act. Our common stock is a “penny stock” because it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange or (iii) it is not quoted on the NASDAQ Global Market or has a price less than $5.00 per share. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock are subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Securities Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker- dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;

(ii)reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

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

In addition to corporate headquarters, we maintain an office in Athens, Greece for international intellectual property rights for Europe, Middle East, and Africa, where applicable. The facilities are co-located in the operations of our paid Consultants and all rent cost are incorporated in our payments to the Consultants.

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

Period	High	Low
May 1, 2019, through July 31, 2019	$0.08	$0.05
August 1, 2019, through October 31, 2019	$0.07	$0.03
November 1, 2019, through January 31, 2020	$0.08	$0.02
February 1, 2020, through April 30, 2020	$0.09	$0.03
May 1, 2020, through July 31, 2020	$0.04	$0.02
August 1, 2020, through October 31, 2020	$0.05	$0.03
November 1, 2020, through January 31, 2021	$0.05	$0.04
February 1, 2021, through April 30, 2021	$0.20	$0.05

The closing price of our common stock as reported on the OTC Marketplace was $0.11 on April 30, 2021.

HOLDERS

As of April 30, 2021, there were approximately 166 owners of record for our common stock. This does not include an indeterminate number of stockholders whose shares may be held by brokers in street name. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There is no redemption or sinking fund provisions applicable to the common stock.

Transfer Agent and Registrar

Our independent stock transfer agent is Securities Transfer Corporation, 2901 N. Dallas Parkway, STE 380, Plano, TX 75093 Telephone: (469) 633-0101

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

Options granted under the Plan are exercisable at the exercise price of grant and, subject to termination of employment, expire five years from the date of issue, are not transferable other than on death, and vest in monthly installments commencing at various times from the date of grant. A summary of the Company’s stock option plan as of April 30, 2021, is presented below:

Shares
Options outstanding at May 1, 2020	11,550,000
Granted in FY 2020	-
Forfeited in FY 2020	-
Exercised in FY 2020	-
Options outstanding at April 30, 2020	11,550,000
Options outstanding at May 1, 2020	11,550,000
Granted in FY 2021	-
Forfeited in FY 2021	-
Exercised in FY 2021	-
Options outstanding at April 30, 2021	11,550,000
Options exercisable at April 30, 2021	11,550,000

There are currently 11,550,000 unissued options under the 2016 Stock Option Plan.

RECENT SALES OF UNREGSTERED SECURITIES

In the year ended April 30, 2020, we issued an aggregate of 4,750,000 shares of common stock valued at approximately $181,040 for professional services. In addition, the Company issued 2,600,000 common shares for investments in the amount of $650,000. Furthermore, we issued 2,300,000 in a legal settlement valued at $190,900.

In the year ended April 30, 2021, we issued an aggregate of 155,500,000 shares of common stock valued at $4,008,000 for professional services. In addition, the Company issued 100,000,000 shares of common stock and 30,000,000 shares of preferred stock for acquisition valued at $3,000,000. Finally, we issued 15,000,000 shares of common stock for debt owed valued at $375,000.

The issuance of such shares of our common stock was effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as mended (the “Securities Act”) and in Section 4(2) of the Securities Act, based on the following: the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein. Further, this MD&A should be read in conjunction with the Company’s Financial Statements and Notes to Financial Statements included in this Annual Report on Form 10-K for the years ended April 30, 2021 and 2020, as well as the “Business” and “Risk Factors” sections within this Annual Report on Form 10-K. The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles.

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

We believe cryptocurrencies offer many advantages over traditional, fiat currencies, although many of these factors also present potential disadvantages and may introduce additional risks, including:

•	acting as a fraud deterrent, as cryptocurrencies are digital and cannot be counterfeited or reversed arbitrarily by a sender;
•	immediate settlement;
•	elimination of counterparty risk;
•	no trusted intermediary required;
•	lower fees;
•	identity theft prevention;
•	accessible by everyone;
•	transactions are verified and protected through a confirmation process, which prevents the problem of double spending;
•	decentralized – no central authority (government or financial institution); and
•	recognized universally and not bound by government imposed or market exchange rates.

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

The Market Consolidations

Turmoil might be a characteristic feature lower on the cryptocurrency food chain. Because, despite flattening in 2018 as the price of bitcoin fell, the number of cryptocurrencies in the market surged to more than 2300 through 2019, according to the latest account from CoinMarketCap. Unfortunately, fewer than a third of coins trade more than $100,000 of volume in a day. Meanwhile, more than a third are valued at less than a tenth of a penny. The result is that there are more coins in the cryptocurrency market now than ever before, but the total amount of capital has flatlined throughout 2019. While a potential upswing in cryptocurrency interest from mainstream finance might contribute to a subsequent increase of capital, it’s unlikely to trickle down to the very smallest coins. What’s more, as greater scrutiny comes to the market, regulatory burdens and increased transparency among the larger players will likely root out those just trying to make quick coin. In any case, the market has probably reached a saturation point, and the number of available coins is likely to grow through 2021.

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

We believe the following accounting policies are our critical accounting policies because they are important to the portrayal of our financial condition and results of operations, and they require critical management judgments and estimates about matters that may be uncertain. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected.

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

Our operating results for the years ended April 30, 2021, and 2020 are summarized as follows:

	For the year ended April 30,
	2021	2020
Sales	$-	$115
Total Cost of Sales	-	-
Gross Profit	-	-
Total operating expenses	4,205,939	718,386
Income (Loss) from operations	(4,205,939)	(718,386)

Revenue

Our revenue from continuing operations for the year ended April 30, 2021 was $0 compared to $115, a decrease of $115 or 100%, from the year ended April 30, 2020.

Cost of Goods Sold

Our cost of goods sold for the year ended April 30, 2021 was $0 compared to $0 for the year ended April 30, 2021. There were no sales in year ending April 30, 2020 therefore cost of goods sold remained the same.

Gross Profit

Our gross profit for the year ended April 30, 2021 was $0 compared to $115 for the year ended April 30, 2020. The decrease in gross profits is due to no sales from fiscal year ending April 30, 2020.

Operating Expenses

Our operating expenses increased by $3,487,553 to $4,205,939 for the year ended April 30, 2021, from $718,386 for the year ended April 30, 2020.

The increase was primarily due to increase in stock-based compensation, increasing from $273,000 in 2020 to $3,900,000 in 2021.

Our total operating expenses for the year ended April 30, 2021 of $4,205,939 consisted of $3,900,000 of stock-based compensation, $26,414 of selling, general and administrative expenses, $29,580 in professional fees, $56,543 in marketing and advertising, and $193,402 of amortization and depreciation expenses.

Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, travel, rent, office supplies and other expenses.

Net Income (Loss) from Operations

Our net income loss increased by $3,487,553 to a net loss of $4,205,939 for the year ended April 30, 2021 from a net loss of $718,386 for the year ending April 30, 2020. The decrease in net loss compared to the prior year is a result of an increase in operating expenses of $3,487,553.

Liquidity and Capital Resources

Cash Requirements

We had cash available of $1,935 as of April 30, 2021. Based on our revenues, cash on hand and current monthly burn rate, the company has enough cash to sustain operations for 6 months. Without the use of stock-based compensation and/or the raising of capital, the company projects it does not have enough capital to sustain operations for a period of approximately the next 12 months.

Sources and Uses of Cash

Operations

We used $84,809 in continuing operating activities for the year ended April 30, 2021, as compared to using $264,622 for the year ended April 30, 2020.

Investments

We used $5,000 in investment activities as of April 30, 2021, as compared to cash received in investing activities of $24,103 for the year ended April 30, 2020.

Financing

We received $90,064 in financing activities for the year ended April 30, 2021, as compared to cash used of $16,618 for the year ended April 30, 2020. Our financing activities for the year ending April 30, 2021 consisted of borrowing $90,064 from a related party. Our financing activities for the year ending April 30, 2021 consisted of borrowing $123,382 from a related party, while paying $140,000 in notes payable.

Off-Balance Sheet Arrangements

None

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying consolidated financial statements for the years ended April 30, 2021 and 2020 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BOTS, Inc.

and SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	April 30, 2021	April 30, 2020
ASSETS
Current Assets
Cash and cash equivalents	$1,935	$24,695

Notes and other receivable	1,246,146	218,257

Total current assets	1,248,081	242,952

Cost basis investment	969,071	272,945
Intangible assets, net	4,569,960	400,037
Total assets	$6,787,112	$915,934

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$16,500	$173,317
Due to shareholder	90,064	110,923
Other current liabilities	508,317	443,706

Total current liabilities	614,881	727,946

Total Liabilities	614,881	727,946
Stockholders' equity
Preferred stock, $0.0001 par value; 90,000,000 shares authorized; 3,350,000 and 4,350,000 shares issued and outstanding, as of April 30, 2021 and 2020, respectively.	3,335	335
Common stock, $0.0001 par value, voting; 2,000,000,000 shares authorized; 505,374,596 and 515,124,596, and outstanding, as of April 30, 2021 and 2020, respectively.	77,587	50,537
Treasury stock	(680,330)	(680,330)
Additional paid in capital	27,947,761	13,961,354
Accumulated deficit	(21,176,122)	(13,149,69)
Total stockholders' equity	6,172,231	202,237
Non-controlling interest	-	(14,249)
Total equity	6,172,231	187,988
Total liabilities and stockholders' equity	$6,787,112	$915,934

See accompanying notes to unaudited consolidated financial statements.

BOTS, Inc.

and SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the year ended April 30,
	2021	2020
Sales	$-	$115
Gross Profit	-	115
Selling, general, and administrative	26,414	11,457
Professional fees	29,580	41,273
Stock based compensation	3,900,000	273,000
Marketing & advertising	56,543	30,197
Consultant fees	-	190,260

Amortization and depreciation	193,402	172,199
Total operating expenses	4,205,939	718,386
Income (Loss) from operations	(4,205,939)	(718,386)
Other income (expense)	47,577	-
Net income (loss) before non-controlling interest	(4,158,362)	(718,386)
Loss on discontinued operations	(221,840)	(3,165,717)
Loss from investments	(75,521)
Net income(loss) before minority interest	(4,455,723)	(3,883,988)
	(3,570,740)

Net income (loss) attributable to controlling interest	$(8,026,463)	$(3,883,988)
Basic and diluted (Loss) per share:
Income(Loss) per share from continuing operations	(0.0054)	(0.0014)
Income(Loss) per share	(0.0103)	(0.0076)
Weighted average shares outstanding - basic and diluted	760,349,938	507,071,171

See accompanying notes to unaudited consolidated financial statements.

BOTS, Inc.

and SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

							Additional	Non-		Total Stockholders'
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Controlling	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	(Deficit)

Balance – April 30, 2019	4,350,000	435	515,124,596	51,512	1,700,000	(680,330)	13,968,212	1,205,779	(10,471,451)	4,074,158
Stock converted from preferred to common	(1,000,000)	(100)	10,000,000	1,000	-	-	(900)	-	-	-
Stock issuedfor services	-	-	6,500,000	650	-	-	272,350	-	-	273,000
Stock issued for acquisitions	-	-	3,750,000	375	-	-	159,325	-	-	159,700
Stock cancelled	-	-	(30,000,000)	(3,000)	-	-	(417,633)	-	-	(420,633)
Net income(loss)	-	-	-	-	-	-	-	(1,191,530)	(2,692,458)	$(3,883,988)
Balance – April 30, 2020	3,350,000	335	505,374,596	50,537	1,700,000	(680,330)	13,981,354	14,249	(13,163,908)	202,237
Stock issued for services	-	-	170,500,000	17,050	-	-	4,374,390	-	-	4,391,440
Stock issued for acquisitions	30,000,000	3,000	100,000,000	10,000	-	-	9,592,017	-	-	3,003,000
Net income(loss)	-	-	-	-	-	-	-	(14,249)	(8,012,214)	$(8,026,463)
Balance – April 30, 2021	33,350,000	3,335	775,874,596	77,587	1,700,000	(680,330)	27,947,761	-	(21,176,122)	6,172,231

See accompanying notes to unaudited consolidated financial statements.

BOTS, Inc.

and SUBSIDIARIES

Statements of Cash Flows

(Unaudited)

For the Year Ended April 30,

	2021	2020

Cash flows from operating activities:
Net (Loss)	(8,026,463)	$(3,883,988)
Adjustments to reconcile net loss to net Cash provided by (used in) operating activities:
Depreciation and amortization	193,402	265,746
Common stock issued for services	3,900,000	273,000
Accrued Interest, Net	(54,839)
Loss of equity method investments	-	2,799,160
Gain on sale of plant and intangible assets	-	(907,766)
Minority Interest in earnings of subsidiaries, Net	-	(61,103)
Effect to cash flow from discontinued operations, net	317,530	585,907
Effects in acquisitions, Net	3,546,046
Decrease (Increase) in:
Accounts receivable, net	-	77,080
Other receivables	-	402,552
Inventories	-	43,543
Prepaid expenses and other current assets	-	10,000
Accounts payable, accrued expenses and taxes payable	16,500	152,504
Deferred revenue	(21,257)
Total adjustment to reconcile net income to net cash		3,619,366
Net cash provided In operating activities	(107,824)	(264,622)
Cash flows from investing activities:
Increase (Decrease) in:
Cost basis investments	-	24,103
Acquisition of property, plant and equipment	(5,000)	-
Net cash received in investing activities	(5,000)	24,103
Cash Flows From Financing Activities:
Borrowing from related party, net	90,064	123,382
Notes Payable	-	(140,000)
Net Cash Provided By Financing Activities	90,064	(16,618)
Net Change in Cash	(22,760)	(257,137)
Cash at Beginning of Year	24,695	281,832
Cash at End of Period	1,935	24,695

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing Activities:
Stock issued for cannabis licenses in California	-	-
Stock issued for purchase of CBJ Distributing	-	-
Stock issued for land acquisition in California	-	-
Intangible Assets exchanges for accounts payable	-	27,930
Notes receivable in exchange for accounts payable	-	100,000
Land transfer in exchange for accounts payable	-	314,105
Settlement of Due to Related Party	-	1,221,871
Joint Venture investment with BRRX Management	-	166,675
Settlement of CBJ Distributing	-	1,357,473

See accompanying notes to unaudited consolidated financial statements.

BOTS, INC.

And SUBSIDIARIES

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

Description of Business

We were incorporated in the State of Nevada on December 30, 2010 originally under the name Lifetech Industries, Inc. All agreements related to the Lifetech business were terminated and closed as of April 30, 2014. Effective August 2, 2013, the name was changed from "Lifetech Industries, Inc." to "mCIG, Inc.",On May 18, 2020 the Company changed name to BOTS, Inc The Company’s common stock is traded under the symbol “BTZI.” The Company is based in Puerto Rico.

Originally, we were formed to open and operate a full service day spa in Montrose, California. In October 2013 we repositioned ourselves as a technology company focused on two long-term secular trends sweeping the globe: (1) The decriminalization and legalization of marijuana for medicinal or recreational purposes; and, (2) the adoption of electronic vaporizing cigarettes (commonly known as “eCigs”).

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

Subsidiaries of the Company

The following subsidiaries are incorporated in the financials for the year ending April 30, 2021 but have been discontinued as operational elements of BOTS, Inc.

The following subsidiaries are incorporated in the financials for the year ending April 30, 2021, but have been discontinued as operational elements of BOTS, Inc.

First Bitcoin Capital, LLC

On May 14, 2020, we acquired 100% of First Bitcoin Capital, LLC (“FBC”). FBC was incorporated on December 11, 2017, under the laws of the state of Colorado. FBC works in multiple areas of blockchain development and cryptocurrency.

CoinQX Exchange Limited

On May 14, 2020, we acquired 100% of CoinQX Exchange, Limited (“CoinQX”). CoinQX was incorporated on July 4, 2014, in British Columbia, Canada. CoinQX has not yet begun operations.

420Wifi.com,llc

On May 14, 2020, we acquired 100% of 420wifi.com, llc (“420wifi”). 420wifi was organized on January 18, 2019, under the laws of the state of Wyoming. 420wifi has not yet begun operations.

D’BOT Technology Corp

On May 14, 2020, we acquired 100% of D’BOT Technology Corp (“DBOT”). DBOT was incorporated on March 15, 2019, under the laws of the state of Colorado.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include: revenue recognition; sales returns and other allowances; allowance for doubtful accounts; valuation of inventory; valuation and recoverability of long-lived assets; property and equipment; contingencies; and income taxes.

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

We determine revenue recognition through the following steps:

•	identification of the contract, or contracts, with a customer;
•	identification of the performance obligations in the contract;
•	determination of the transaction price;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when, or as, we satisfy a performance obligation.

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

For the years ended April 30, 2021 and April 30, 2020, the Company has no customers who impact the Company’s revenues or receivables more than 5%.

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

Cost of Revenue

Cost of revenue includes: manufacturing and distribution costs for products sold and programs licensed; operating costs related to product support service centers and product distribution centers; costs incurred to include software on PCs sold by OEMs, to drive traffic to our websites and products, and to acquire online advertising space; costs incurred to support and maintain Internet-based products and services, including datacenter costs and royalties; warranty costs; inventory valuation adjustments; costs associated with the delivery of consulting services; and the amortization of capitalized software development costs. Capitalized software development costs are amortized over the estimated lives of the products.

Cash and Cash Equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of the date of purchase. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. For cash management purposes, the company concentrates its cash holdings in multiple FDIC insured state and federal banking institutions. The Company had no cash equivalents at April 30, 2021 or 2020.

Inventory

In accordance with ASU 2015-11 – Inventory (Topic 330) – Simplifying the Measurement of Inventory , the Company’s inventory consists of finished product, BOTS products valued at the lower of cost or market valuation under the first-in, first-out method of costing.

As of April 30, 2021, the Company had no allowance for obsolescence.

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

Advertising Costs and Expense

The advertising costs are expensed as incurred. During the years ended April 30, 2021 and 2020, the advertising costs were $56,543 and $30,197, respectively.

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

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 in excess of federally insured limits at April 30, 2021 and 2020.

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

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, ASU 2011-08, Intangible-Goodwill and Other (Topic 350)” Testing Goodwill for Impairment, and ASU 2012-02 Intangibles-Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment our intangible assets are evaluated for potential impairment annually, generally during the fourth quarter, by comparing the fair value of a reporting unit to its carrying value. If the carrying value exceeds the fair value, impairment is measured by comparing the derived fair value of to its carrying value, and any impairment determined would be recorded in the current period. The Company recognized no impairment on its intangible assets for the periods ending April 30, 2021 and April 30, 2020.

Warranties

Warranty reserves include management’s best estimate of the projected costs to repair or to replace any items under warranty, based on actual warranty experience as it becomes available and other known factors that may impact the Company’s evaluation of historical data. Management reviews BOTS’s reserves at least quarterly to ensure that its accruals are adequate in meeting expected future warranty obligations, and the Company will adjust its estimates as needed. Initial warranty data can be limited early in the launch of a product and accordingly, the adjustments that are recorded may be material. As a result, the products that can be returned as a warranty replacement are extremely limited. As a result, due to the Company’s warranty policy, the Company did not have any significant warranty expenses to report for the year ended April 30, 2021. Based on these actual expenses, the warranty reserve, as estimated by management as of April 30, 2021 and April 30, 2020 were at $0. Any adjustments to warranty reserves are to be recorded in cost of sales.

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

Commitments and Contingencies

The Company reports and accounts for its commitments and contingencies in accordance with ASC 440 – Commitments and ASC 450 – Contingencies. We recognize a loss on a contingency when it is probable a loss will incur and that the amount of the loss can be reasonably estimated. As of April 30, 2021, and April 30, 2019, the Company recognized a loss on contingencies of zero and $0, respectively.

Stock Options

In September 2016, we adopted a stock option plan. We account for stock options in accordance with ASC 718 – Compensation – Stock Compensation for employees. The company incorporates ASC Subtopic 505-50, Equity – Equity Based Payments to Non-Employees for issuance of stock options to non- employees.

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

In March 2016, the FASB issued ASU No. 2015-03, Implementing the Effective Dates of Intangible – Goodwill and Other (Topic 350), Business Combinations (Topic 805), Consolidation (Topic 810) and Derivatives and Hedging (Topic 815) immediately. The Company has reviewed the topics and in compliance. The effects of the immediate implementation of these topics have had no effect on the financial statements of the Company.

In March 2016, the FASB issued ASU No. 2015-09, Compensation-Stock Compensation (Topic 718), “Improvements to Employee Share-Based Payment Accounting.” This ASU makes targeted amendments to the accounting for employee share-based payments. This guidance is to be applied using various transition methods such as full retrospective, modified retrospective, and prospective based on the criteria for the specific amendments as outlined in the guidance. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted, as long as all of the amendments are adopted in the same period. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

On August 26, 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). These amendments provide cash flow statement classification guidance for: (1) Debt Prepayment or Debt Extinguishment Costs, (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing, (3) Contingent Consideration Payments Made after a Business Combination, (4) Proceeds from the Settlement of Insurance Claims, (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies, (6) Distributions Received from Equity Method Investees, (7) Beneficial Interests in Securitization Transactions, and (8) Separately Identifiable Cash Flows and Application of the Predominance Principle. The Company adopted the amendment as of January 1, 2019. Adoption of the guidance did not have a material impact on the Company's consolidated statements of cash flows.

On August 28, 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 expands component and fair value hedging, specifies the presentation of the effects of hedging instruments, eliminates the separate measurement and presentation of hedge ineffectiveness, and updates disclosure requirements related to hedging. The Company adopted the amendment as of January 1, 2020. Adoption of the guidance did not have a material impact on the Company's consolidated financial statements, as the Company had not yet undertaken any hedging activities at the date of adoption.

On August 27, 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The guidance eliminates, adds, and modifies certain disclosure requirements for fair value measurements. The Company adopted the amendment as of January 1, 2019. Adoption of the guidance did not have a material impact on the Company's consolidated financial statements and disclosures.

On November 11, 2019, the FASB issued Accounting Standards Update No. 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements—Share-Based Consideration Payable to a Customer (“ASU 2019-08”), that simplifies and increases comparability of accounting for nonemployee share-based payments, specifically those made to customers. The new guidance requires companies to measure and classify (on the balance sheet) share-based payments to customers by applying the guidance in Topic 718. As a result, the amount recorded as a reduction in revenue would be measured based on the grant-date fair value of the share-based payment. The Company elected to early adopt the amendment as of January 1, 2019. Adoption of the guidance did not have a material impact on the Company's consolidated financial statements and disclosures.

We have implemented all other new accounting pronouncements that are in effect and that may impact our financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

Note 3. Going Concern

The Company's financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history, no certainty of continuation can be stated. The accompanying financial statements for the years ended April 30, 2021 and 2020 have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 4. Acquisitions

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

	Schedule of Digital Currencies - Non-current	Cost per Currency	Total Cost
First Bitcoin (BIT)	17,120,497,315	$0.00	$69,114,447
President Trump (PRES)	55,869,517,129	-	145,372,484
KiloCoin (KLC)	998,560,007	-	-
TeslaCoilCoin (TESLA) *	3,988,609	-	622
Siacoin (SC)	342,348	-	-
Alphabit (ABC)	199,999,982	-	-
Perkscoin	2,083,333	-	-
OTC Coin	19,996,895,800	-	-
President Johnson (GARY)	54,987,192,536	-	-
Hillary (HILL)	55,967,772,167	-	-
BURN	55,968,072,167	-	-
Bitcoin Futures (XBU)	8,977,777	-	-
Altcoin (ALT)	10,888	-	-
BPU	8,999,000	-	-
BPL	8,999,000	-	-
BCN	8,999,000	-	-
BXT	8,999,000	-	-
XBC	8,999,000	-	-
XOM	4,090,505	-	-
WEED	77,141,332	-	-
Fly (LOYAL)	2,254,750,118	-	-
Catalan Coin	92,233,720,368	-	-
OPRAH	1,266,805,361	-	-
HERB	888,888,888	-	-
MoshiachCoin	379,164	-	-
HEMP	100,000,000	-	-
MaidSafeCoin (MAID)	71	-	-
AFG	100,000,000,000	-	-
AAL	91,818,181,818	-	-
UAL	91,818,181,818	-	-
FFT	91,818,181,818	-	-
HAL	91,818,181,818	-	-
SWA	91,818,181,818	-	-
PURPOSE	92,000,000,000	-	-
UAE	1,000,000,000	-	-
QTR	1,000,000,000	-	-
SIA	1,000,000,000	-	-
CPA	1,000,000,000	-	-
ANA	1,000,000,000	-	-
KZR	1,000,000,000	-	-
HVN	1,000,000,000	-	-
LAN	1,000,000,000	-	-
OMA	1,000,000,000	-	-
JST	1,000,000,000	-	-
POE	1,000,000,000	-	-
XAX	1,000,000,000	-	-
EIN	1,000,000,000	-	-
WJA	1,000,000,000	-	-

IGO	1,000,000,000	--	--
IBE	1,000,000,000	--	--
JBU	92,818,181,818	--	--
JSA	1,000,000,000	--	--
AZU	1,000,000,000	--	--
AVA	1,000,000,000	--	--
TAM	1,000,000,000	--	--
AZA	1,000,000,000	--	--
DAT	1,000,000,000	--	--
ASA	1,000,000,000	--	--
SCO	1,000,000,000	--	--
SAS	1,000,000,000	--	--
SEY	1,000,000,000	--	--
TAP	1,000,000,000	--	--
TOM	1,000,000,000	--	--
ALK	1,000,000,000	--	--
CMP	1,000,000,000	--	--
AHY	1,000,000,000	--	--
JAI	1,000,000,000	--	--
MAU	1,000,000,000	--	--
BER	1,000,000,000	--	--
EWG	1,000,000,000	--	--
EYH	1,000,000,000	--	--
APJ	1,000,000,000	--	--
ETD	1,000,000,000	--	--
THY	1,000,000,000	--	--
EVA	1,000,000,000	--	--
QFA	1,000,000,000	--	--
DLH	1,000,000,000	--	--
GIA	1,000,000,000	--	--
CHH	92,818,181,818	--	--
THA	1,000,000,000	--	--
AFR	1,000,000,000	--	--
SWR	1,000,000,000	--	--
AAR	1,000,000,000	--	--
ANZ	1,000,000,000	--	--
VOZ	1,000,000,000	--	--
AUA	1,000,000,000	--	--
BKP	1,000,000,000	--	--
JAL	1,000,000,000	--	--

JAA	1,000,000,000	-	-
JAT	1,000,000,000	-	-
HAD	1,000,000,000	-	-
AXM	1,000,000,000	-	-
KLM	1,000,000,000	-	-
VRD	1,000,000,000	-	-
BAW	92,818,181,818	-	-
FIN	1,000,000,000	-	-
VIR	1,000,000,000	-	-
CRK	1,000,000,000	-	-
NAX	1,000,000,000	-	-
ACA	1,000,000,000	-	-
CSN	1,000,000,000	-	-
AEE	1,000,000,000	-	-
MAS	1,000,000,000	-	-
DAL	92,818,181,818	-	-
KAL	1,000,000,000	-	-
CAL	1,000,000,000	-	-
EZY	1,000,000,000	-	-
SLK	1,000,000,000	-	-
AFL	1,000,000,000	-	-
SAA	1,000,000,000	-	-
CES	1,000,000,000	-	-
GFA	1,000,000,000	-	-
ICE	1,000,000,000	-	-
SVA	1,000,000,000	-	-
PAL	1,000,000,000	-	-
EGF	1,000,000,000	-	-
KQA	1,000,000,000	-	-
DTA	1,000,000,000	-	-
CCA	1,000,000,000	-	-
TSC	1,000,000,000	-	-
ANE	1,000,000,000	-	-
DKH	1,000,000,000	-	-
FJI	1,000,000,000	-	-
LOTP	1,000,000,000	-	-
CAW	1,000,000,000	-	-
AMX	1,000,000,000	-	-
RBA	1,000,000,000	-	-
GCRC	1,000,000,000	-	-
TGW	1,000,000,000	-	-
MNO	1,000,000,000	-	-
RJA	1,000,000,000	-	-
SEJ	1,000,000,000	-	-
WOWN	1,000,000,000	-	-
SW	1,000,000,000	-	-
FS	1,000,000,000	-	-
RT	1,000,000,000	-	-
BW	1,000,000,000	-	-
JJ	1,000,000,000	-	-
MC	1,000,000,000	-	-
HH	1,000,000,000	-	-
IC	1,000,000,000	-	-
CH	92,818,181,818	-	-
WY	1,000,000,000	-	-
Total			$214,487,552
Reserve			210,209,892
Carrying Value			$4,277,660

Note 5. Inventory and Work in Progress

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

Note 6: Accounts Receivable

As of April 30, 2021, the Company had $0 in accounts receivable

Accounts Receivable
For the year ending April 30,
	2021	2020
A/R from credit card reserve	$-	$-
A/R from direct customers -	-
Subscription receivables	-	$-
Allowance for bad debt	-	-
Allowance for discontinued operations	-	-
Total Accounts Receivable	$-	$-

Note 7. Property, Plant and Equipment

The following is a detail of equipment at April 30, 2021 and April 30, 2020:

Property, Plant, and Equipment
	As of April 30, 2021	As of April 30, 2020
Office furniture	$-	$4,889
Rollies machine	-	-
Computer equipment	-	29,318
420 Cloud	-	-
Farm equipment	-	-
Warehouse equipment	-	90,000
Plant Development	-	-
Land	-	-
Total acquisition cost	$-	$124,207
Accumulated depreciation	-	69,078
Write-down	-	-
Sele of assets	-	-
Discontinued operations	-	-
Total property, plant, and equipment	$-	$55,129

Note 8. Cost Basis Investments

The Company has invested $1,300,065 through April 30, 2021 through various nonmonetary transactions. The Company has elected to impair a portion of its investments (see Note 9). A breakdown of these investments includes:

Cost Basis Investment
	As of April 30, 2021	As of April 30, 2020
Stony Hill Corp	$-	$700,000
Omni Health, Inc	-	152,023
New York Hemp Pilot Program	-	50,000
Fist Bitcoin Capital	969,071	-
Investment in BRRX management	-	200,778
Agri-Contractors, LLC	-	160,008
Redfern BioSystems, Inc.	-	9,949
Total acquisition cost	$-	$1,272,758
Impairment	-	(999,813)
	$-	$272,945

Note 9. Intangible Assets:

The intangible assets consist of:

Intangible Assets
	As of April 30, 2021	As of April 30, 2020
Domains	$115,848	$365,847
Trademarks & Patents	717,000	455,860
Website	-	30,491
Cannabis License		228,085
Noncurrent Digital Assets	223,479	-
VitaCBD	-	200,000
Total acquisition cost	$1,056,327	$1,280,283
Less: Amortization	(476,107)	(752,193)
Adjustment for sale of asset	-	(72,880)
Write-off	-	(55,173)
Current Intangible Assets	$580,220	$400,037

Amortization expense on intangible assets was $265,749 and $263,197 for the years ended April 30, 2021 and 2020, respectively. The weighted average remaining useful life on intangible assets at April 30, 2021 is approximately 24 months.

The table below represents the estimated amortization of intangible assets for each of the next five years.

Year	Amortization
2021	$171,952
2022	-0-
2023	-0-
2024	-0-
2025	-0-
Total	$171,952

Note 10. Impairment Analysis

As of April 30, 2021 there were no impairments calculated as no investments have been made.

Note 11: Liabilities

Notes Payable

The Company owe Paul Rosenberg (see Related Party) $90,064as due to related party. There are no current agreements in place for these payments made by Paul Rosenberg on behalf of the Company. The Company treats these as notes payable to a related party.

Note 12: Consolidated Statements of Operations Notes

Professional Fees

The Company’s professional fees consists of legal fees, accounting fees, securities fees, and other licensed professional fees. The legal fees include general corporate counsel fees, legal expenses associated with various lawsuits, and the preparation of SEC filings. Following is a breakdown of the professional fees for the periods ending April 30, 2021 and April 30, 2020:

Professional Fees

	For the year ending April 30,
	2021	2020
Legal fees associated with litigation	$-	$-
Corporate legal fees	900	38,327
Accounting fees	28,680	19,500
Securities fees	-	5,375
Other licensed professional fees	-	-
Adjustment for discontinued ops	-	(21,929)
Total Professional fees	$29,580	$41,273

Selling, General, and Administration

The Company’s selling, general, and administration expenses were $401,739 and $536,735 for the periods ending April 30, 2021 and April 30, 2020, respectively. The following chart is a breakdown of those expenses:

Selling, General, and Administration

	For the year ending April 30,
	2021	2020
Auto Expenses	$5,658	$9,403
Bank service charges	671	4,541
Business License	-	3,963
Dues & Subscriptions	2,263
Payroll	-	291,198
Travel	-	12,493
Office Supplies	2,067	37,766
Computer and Internet Expenses	5,965	11,018
Shipping and Postage	24	100
Rent	-	28,735
Regulatory Filing Fees	6,270	-
Software Expenses	3,496
Utilities	-	2,615
Adjustment for discontinued ops	-	(390,375)
	$26,414	$11,457

Bad Debts

The Company has recorded bad debt in the amounts of $0 and $0 for the periods ending April 30, 2021 and April 30, 2020, respectively.

Note 13: Discontinued Operations

In 2020 the Company elected to discontinue its operations in retail locations. The retail discontinued operation loss for the year ending April 30, 2020 was $3,165,717.

In 2021 the loss from discontinued operations was $221,840 related to investments into BRRX Management joint venture and eliminated the value of its California City cannabis license

In addition, we adjusted our assets and liabilities accordingly.

Note 14. Related Parties and Related Party Transactions

Related Parties

During the fical year ending 04-30-2021 There were no related party transactions. Subsequently, On July 6, 2021, the Company entered into a settlement agreement with Everything Blockchain , Inc. Under the settlement agreement, BOTS agreed to return 250,000 shares of Series B Preferred stock to the treasury of the OBITX, in exchange for the assignment of the $1.4 million promissory note owed by First Bitcoin Capital Corp to the Everything Blockchain Inc, along with all interest owed to date on the promissory note. In addition, Everything Blockchain transferred 20,726,120 BIT tokens to BOTS. This was a related party transaction and was conducted at arm’s length.

Related Party Transactions

The Company entered a Line of Credit with Paul Rosenberg for up to $100,000 in funding on May 1, 2016. On May 1, 2017, the Company increased the amount of the Line of Credit and Convertible Promissory Note for up to $250,000 in funding by Paul Rosenberg to accurately record the day-to-day transactions of the Company and Paul Rosenberg. In February 2019 we increased the line of credit to $1,000,000. As of April 30, 2019, the Company owed Mr. Rosenberg $1,219,412, which included the amount of $120,000 earned, covered under his employment agreement which was not paid to Mr. Rosenberg. On August 1, 2019 the Company settled the account reducing the amount owed to Paul Rosenberg in the amount of $1,221,871. As payment of this amount was the transfer of the real estate property owned by CAAcres, Inc., in the amount of $314,105 and the transfer of ATM’s owned in the amount of $408,166, with the remainder of the amount due recognized as gain on sale of assets. Since the settlement, Paul Rosenberg has expended an additional $110,923 to third party vendors on behalf of MCIG. The Company has no agreement with Paul Rosenberg for these payments. The Company records the advances as payable to related party.

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

The Company entered a Line of Credit with OBITX, to provide up to $500,000 in funding on November 1, 2016. It was given at a 0% interest rate and is payable upon termination date with the option to convert the agreement into equity at a 15% discount to the then current market rate. The Line of Credit was increased to $1,000,000 on January 1, 2018 and expired January 1, 2020. As of April 30, 2021, and April 30, 2019, the amount outstanding on the Line of Credit owed to MCIG was $218,257 and $618,277, respectively.

Note 15. Commitments and Contingencies

Rent expense for the year ended April 30, 2021 and 2020 was $0 and $28,735, respectively. The company currently rents office space through its registered agent in Puerto Rico on a month-by-month basis.

Note 16. Stockholders’ Equity

Common Stock

The Company was authorized to issue 2,000,000,000 common shares at a par value of $0.0001. As of April 30, 2021, the Company had issued and outstanding, 775,874,596 common shares. During 2021 we issued 270,5000,00 shares of common stock.

Preferred Stock

The Company has authorized 90,000,000 shares of preferred stock, of which it has designated 90,000,000 as Series A Preferred, at $0.0001 par value. The Company has 33,350,000 issued and outstanding as of April 30, 2021. Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock.

Note 17. Income Taxes

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	2021	2020
Statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal taxes	6.0%	6.0%
Non-deductible items	(1.0)%	(1.0)%
Valuation allowance	(39.0)%	(39.0)%
Effective income tax rate	0.0%	0.0%

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

Income Tax Computation

	2021 Tax Asset	2020 Tax Asset
NOL	10,814,168	6,881,107

The Company has not performed a change in ownership analysis since its inception in 2010 and, accordingly, some or all of its net operating loss carry forwards may not be available to offset future taxable income. Even if the loss carry forwards are available, they may be subject to substantial annual limitations resulting from past ownership changes, and ownership changes occurring after April 30, 2021, that could result in the expiration of the loss carry forwards before they are utilized.

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

The Company periodically evaluates the likelihood of the realization of deferred tax assets and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to the Company for tax reporting purposes, and other relevant factors. At April 30, 2021 and 2020, deferred tax assets have been fully offset by a valuation allowance.

The Company files income tax returns in the U.S. federal jurisdiction, and with the State of California, Florida, New York, and Nevada. The Company is subject to

U.S. federal and state income tax examinations by tax authorities for tax years 2014 through 2019 due to net operating losses that are being carried forward for tax purposes. The Company does not have any uncertain tax positions or unrecognized tax benefits at April 30, 2021 or 2020. The Company’s policy is to recognize interest and penalties related to income taxes as components of interest expense and other expense, respectively.

Note 18. Basic Loss per Share before Non-Controlling Interest

Basic Loss Per Share - The computation of basic and diluted loss per common share is based on the weighted average number of shares outstanding during each period.

Basic Income (Loss) Per Common Share

	For the period ended April 30,
	2021	2020
Net income from continuing operation (loss) before non-controlling interest	(4,205,939)
Net income (loss) before non-controlling interest	(8,026,463)	(3,883,988)
Net income (loss) from non-controlling interest	-	-
Net income (loss)	(8,026,463)	(3,883,988)
Basic income (loss) per common share from continuing operation	(0.0054)	(0.0014)
Basic income (loss) per common share from non-controlling interest	0.0000	0.0000
Basic income (loss) per share	(0.0103)	(0.0076)
Basic weighted average number of shares outstanding	775,874,596	505,071,171

The computation of basic loss per common share is based on the weighted average number of shares outstanding during the year.

Note 19. Stock Option Plan

Under its Year 2016 Stock Option Plan (the “Plan”), the Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant.

Options granted under the Plan are exercisable at the exercise price of grant and, subject to termination of employment, expire three years from the date of issue, are not transferable other than on death, and vest in monthly installments commencing at various times from the date of grant. As of April 30, 2021, the Company recorded compensation cost of $0 within operating expenses related to stock options granted in 2020.

The Company issued no options during fiscal year 2020. The weighted average fair value at date of grant for options granted during fiscal 2019 is $0.1362 per option. The fair value of each option at date of grant utilized the closing price of the stock on the date of issue.

A summary of the Company’s stock option plan as of April 30, 2021 is presented below:

Stock Option Summary
	Shares	Weighted Average Exercise Price

Options outstanding at May 1, 2020	11,550,000	$0.0485
Granted in FY 2020	-	-
Forfeited in FY 2020	-	-
Exercised in FY 2020	-	-
Options outstanding at April 30, 2020	11,550,000	-

Granted in FY 2020	-	-
Forfeited in FY 2020	-	-
Exercised in FY 2020	-	-
Options outstanding at April 30, 2021	11,550,000	$0.0485

There are currently 14,400,000 unissued options under the 2016 Stock Option Plan.

The following table summarizes information for stock options outstanding at April 30, 2021:

Options Outstanding Options Exercisable

		Options Outstanding		Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	@ 4/30/20	in years	Price	@ 4/30/19	Price
$0.034 - $0.244	11,550,000	-	$0.0937	11,550,000	$0.0937

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

On September 1, 2017 the remaining warrants issued to Michael W. Hawkins were vested in exchange for his reduction in salary.

A summary of warrant activity for period ended April 30, 2021 is as follows:

Stock Warrant Summary
	Shares	Weighted Average Exercise Price

Warrants outstanding at May 1, 2018	26,582,579	$0.025
Granted in FY 2019	-	-
Exercised in FY 2019	5,416,551	0.025
Warrants outstanding at April 30, 2019	21,166,208	0.206

Granted in FY 2020	-	-
Exercised in FY 20120	-	-
Options outstanding at April 30, 2021	21,166,208	$0.206

Note 21. Subsequent Events

None.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 9, 2019, and effective the same date, on the recommendation of the Registrant’s Board of Directors, the Registrant engaged Weinstein International CPA, as its independent registered audit firm to audit the Registrant’s financial statements for the fiscal year ended April 30, 2019 and to perform procedures related to the financial statements included in the Registrant’s quarterly reports on Form 10-Q, beginning with the quarter ending July 31, 2019. The Company elected to utilize Weinstein International CPA as its independent registered audit firm to audit the Registrant’s financial statements for the fiscal year ended April 30, 2021.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2021. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because we did not document our Sarbanes-Oxley Act Section 404 internal controls and procedures.

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

SCOPE OF MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

N/A

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our Chief Executive Officer and Chief Financial Officer have performed an evaluation of our internal control over financial reporting under the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at April 30, 2021.

Based on the results of its assessment, our management concluded that our internal control over financial reporting was not effective as of April 30, 2021 based on such criteria. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

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

Control Activities

We did not have control activities that were designed and operating effectively to identify and address all likely sources of material misstatements, including non- standard transactions. In addition, management review controls were not sufficient or in place to identify all potential accounting errors.

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

We have not had sufficient time to fully remediate the aforementioned deficiencies and/or there was insufficient passage of time to evidence that the controls that were implemented during 2017 were effective. Therefore, the aforementioned control deficiencies continued to exist as of April 30, 2021. We believe the control deficiencies described herein, individually and when aggregated, represent material weaknesses in our internal control over financial reporting at April 30, 2021 since such deficiencies result in a reasonable possibility that a material misstatement in our annual or interim consolidated financial statements may not be prevented or detected on a timely basis by our internal controls. As a result of our assessment, we have therefore concluded that our internal control over financial reporting was not effective at April 30, 2021.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only the management's report in this annual report

MATERIAL WEAKNESS DISCUSSION AND REMEDIATION

We believe that the consolidated financial statements included in this Annual Report on Form 10-K for the year ended April 30, 2021 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

We were not able to fully implement and/or test the design and the operating effectiveness of our control procedures as of April 30, 2021. This required us to design new processes and controls concurrently, and thus did not allow us sufficient time to fully implement and/or test the design and operating effectiveness of the new controls.

We intend to continue to take appropriate and reasonable steps to make necessary improvements to our internal control over financial reporting, including:

•	Continuing to improve the control environment through (i) being staffed with sufficient number of personnel to address segregation of duties issues, ineffective controls and to perform control monitoring activities, (ii) increasing the level of GAAP knowledge through retaining of a technical accountant, (iii) implementing formal process to account for non-standard transactions, and (iv) implementing and formalizing management oversight of financial reporting at regular intervals;
•	Continuing to update the documentation of our internal control processes, including implementing formal risk assessment processes;
•	Implementing control activities that address relevant risks and assure that all transactions are subject to such control activities;
•	Ensure systems that impact financial information and disclosures have effective information technology controls;
•	Executing plan to increase number of independent directors to enhance corporate governance and Board composition;
•	Implementing plan to increase oversight and review of ad hoc spreadsheets while also working to reduce their use.

We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. We expect that our remediation efforts, including design, implementation and testing will continue throughout fiscal year 2021.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the year ended April 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Director or Officer Since	Age	Positions

Oleksandr Gordieiev	2021	40	CEO
Paul Rosenberg	2013	52	Former President and Chief Executive Officer, Acting Chief Financial Officer and Chairman of the Board
Simon Rubin	2020	44	Director
Yuri Abramov	2020	63	Director

Oleksandr Gordieiev was appointed as the Company’s Chief Executive Officer on July 15, 2021. Mr. Gordieiev is an industry-leading technology professional with more than 18 years of technology and leadership experience, a Cisco Certified Academy Instructor as well as Founder and Organizer of many Technology Conferences. He holds a Doctor of Science in information technologies and the prestigious National Aerospace University degree.

Mr. Gordieiev served as the Director of Educational programs, Ukrainian Association of Fintech, and Innovation Companies (UAFIC). Also, he served as a Head of information systems and the cybersecurity department of the University of Banking, Kyiv, where he significantly transformed the Banking systems into a recognized European leader in cloud infrastructure, enterprise mobility and cybersecurity, increasing that company's annual revenues. Before joining Bots Inc, Gordieiev was Associate Professor of control of banking security, University of banking of the National bank of Ukraine, Kyiv, overseeing engineering and operations for financial information storage, data computing, cybersecurity, and banking enterprise solutions.

Paul Rosenberg was appointed as our Chief Executive Officer, Treasurer, Secretary, and Director of BOTS, Inc. on May 23, 2013. He resigned from his position on July 15, 2021. For the past 5 years Mr. Rosenberg has been a private investor focusing on the technology space where he has over two decades of experience as a software engineer specializing in complex distributed systems in C++, Delphi, VB, Java, and Oracle DB projects via his consulting company: PR Data Consulting. Since 1997, Mr. Rosenberg has worked as an independent consultant with both private and public enterprises including: The Federal Deposit Insurance Company (FDIC), The Zennstrom/Friis Group (Kazaa/Skype/Atomico Ventures), and Trust Digital (later sold to Mcafee in 2010), Dell, Inc., Boeing, and Microsoft Inc. as well as several other notable companies.

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

BOARD LEADERSHIP STRUCTURE

Mr. Simon Rubin currently serves as our chairman of our Board of Directors and Secretary

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

INVOLVEMENT IN CERTAIN IN CERTAIN LEGAL PROCEEDINGS

Except as noted below, none of the following events have occurred during the past five years and are material to an evaluation of the ability or integrity of any director or officer of the Company:

1.

A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

a.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

b.	Engaging in any type of business practice; or
c.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

a.	Any Federal or State securities or commodities law or regulation; or
b.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

c.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

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

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of BOTS, Inc., during the year ended April 30, 2021, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2021. The foregoing persons are collectively referred to in this prospectus as the “Named Executive Officers.” Compensation information is shown for the year ended April 30, 2021:

							Non-
						Non- Equity	Qualified
						Incentive	Deferred
				Stock	Option	Plan Comp	Comp	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	($)	Earnings ($)	Comp ($)	Totals ($)
Oleksandr Gordieiev	2021	0	0	0	0	0	0	0	0
CEO
Simon	2019	40,000	20,000	0	0	0	0	0	60,000
Yuri	2020	40,000	20,000	0	0	0	0	0	60,000

OUTSTANDING EQUITY AWARDS

None

OPTION EXERCISES AND STOCKS VESTED

During 2021 we did not have any option activity

GRANTS OF PLAN-BASED AWARDS

None

NON-QUALIFIED DEFERRED COMPENSATION

None.

GOLDEN PARACHUTE COMPENSATION

None.

DIRECTOR COMPENSATION

We currently do not compensate our directors. No director has received any compensation from the Company since the inception of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Under Rule 13d-3 under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

The following table indicates beneficial ownership of BOTS’s common stock, as of April 30, 2021 by:

•	Each person or entity known by BOTS to beneficially own more than 5% of the outstanding shares of BOTS’s common stock;

•	Each executive officer and director of BOTS; and,

•	All executive officers and directors of BOTS as a group.

•	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Percentage of beneficial ownership is based on 505,374,596 shares of common stock outstanding as of April 30, 2021.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On August 1, 2019 the Company settled the the amount owed to Paul Rosenberg in the amount of $1,221,871. As payment of this amount was the transfer of the real estate property owned by CAAcres, Inc., in the amount of $314,105 and the transfer of ATM’s owned in the amount of $408,166, with the remainder of the amount due recognized as gain on sale of assets. Since the settlement, Paul Rosenberg has expended an additional $110,923 to third party vendors on behalf of MCIG. The Company has no agreement with Paul Rosenberg for these payments. The Company records the advances as payable to related party.

DIRECTOR INDEPENDENCE

Our Board of Directors is comprised of 2 members, who are not “independent” within the meaning of Marketplace Rule 5605 of the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On October 9, 2019, we engaged, Weinstein International CPA to serve as our independent registered public accounting firm for the years ending April 30, 2020 and 2021

The following table shows the fees that were billed for the audit and other services provided for 2021 and 2020.

	2021	2020
Audit Fees	$15,000	$31,225
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$15,000	$31,225

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. The audit paid to the auditors with respect to 2021 and 2020 were pre-approved by the Board of Directors.

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

BOTS, Inc.

Date: November 15, 2021	By:	/s/ Oleksandr Gordieiev
Oleksandr Gordieiev
Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

