Form 10-Q
period 2021-07-31
BOTS, Inc./PR
filed 2021-11-29
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of July 31, 2021, the Company had 779,874,596 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes ☐    No ☒

BOTS, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2020. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2021 are not necessarily indicative of the results that can be expected for the year ending April 30, 2022.

BOTS, Inc.
and SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

ASSETS
	January 31,	April 30,
	2021	2021
Current Assets
Cash and cash equivalents	$47,558	$1,935
Accounts receivable, net	54,839	-
Notes and other receivable	1,196,075	1,246,146
Total current assets	1,298,472	1,248,081
Cost basis investment	969,071	969,071
Intangible assets, net	4,754,616	4,569,960
Total assets	$7,022,159	$6,787,112

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$16,500	$16,500
Due to shareholder	84,729	90,064
Other current liabilities	485,402	508,317
Total current liabilities	586,631	614,881
Total Liabilities	586,631	614,881
Stockholders' equity
Preferred stock, $0.0001 par value; 90,000,000 shares authorized;	3,335	3,335
	33,350,000 shares issued and outstanding, as July 31, 2021
and April 30, 2021.
Common stock, $0.0001 par value, voting; 2,000,000,000 shares	77,987	77,587
authorized; 779,874,596 and 775,874,596 shares issued, and
outstanding, as of July 31, 2021 and April 30, 2021, respectively.
Treasury stock	(680,330)	(680,330)
Additional paid in capital	28,262,461	27,947,761
Accumulated deficit	(21,227,925)	(21,176,122)
Total stockholders' equity	6,435,528	6,172,231
Total liabilities and stockholders' equity	$7,022,159	$6,787,112

See accompanying notes to unaudited consolidated financial statements.

BOTS, Inc.
and SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended July 31,
	2021	2020
Selling, general, and administrative	4,341	5,052
Professional fees	315,000	4,176
Stock based compensation	-	3,720,000
Marketing & advertising	-	1,359
Research and development	-	-
Consultant fees	-	-
Bad Debts	-	-
Amortization and depreciation	3,900	48,133
Total operating expenses	323,241	3,778,720
Income (Loss) from operations	(323,241)	(3,778,720)
Other income (expense)	271,438	61,236,239
Net income (loss) before non-controlling interest	(51,803)	57,457,519
Loss on discontinued operations	-	(211,839)
Net income(loss) before minority interest	(51,803)	57,245,680
Net income (loss) attributable to controlling interest	$(51,803)	$57,245,680
Basic and diluted (Loss) per share:
Income(Loss) per share from continuing operations	$(0.00)	$0.08
Income(Loss) per share	$(0.00)	$0.08
Weighted average shares outstanding - basic and diluted	777,874,596	721,113,726

See accompanying notes to audited consolidated financial statements.

BOTS, Inc.
and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
							Additional	Non-		Total Stockholders'
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Controlling	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	(Deficit)

Balance – April 30, 2020	3,350,000	335	505,374,596	50,537	1,700,000	(680,330)	13,981,354	14,249	(13,163,908)	202,237
Stock issued for services	-	-	170,500,000	17,050	-	-	4,374,390	-	-	4,391,440
Stock issued for acquisitions	30,000,000	3,000	100,000,000	10,000	-	-	9,592,017	-	-	3,003,000
Net income(loss)	-	-	-	-	-	-	-	(14,249)	(8,012,214)	$(8,026,463)
Balance – April 30, 2021	33,350,000	3,335	775,874,596	77,587	1,700,000	(680,330)	27,947,761	-	(21,176,122)	6,172,231
Stock issued for services	-	-	4,000,000	400	-	-	314,700	-	-	315,100
Net income(loss)	-	-	-	-	-	-	-	-	(51,803)	$(51,803)
Balance – July 31, 2021	33,350,000	3,335	779,874,596	77,987	1,700,000	(680,330)	27,947,761	-	(21,227,925)	6,435,528

See accompanying notes to unaudited consolidated financial statements.

BOTS, Inc.
and SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	July 31,
	2021	2020
Operating activities:
Net Income (Loss)	(51,803)	$57,245,680
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,900	48,133
Common stock issued for services	315,100	3,720,000
Accrued interest, net	-	(25,058)
Impairment	-	33,690
Effects of discontinued operations, net	-	317,530
Minority Interest in earnings of subsidiaries, Net	-	-
Effects of acquisition, net	-	(61,254,071)
Changes in operating assets and liabilities:
Accounts receivable, net	(54,839)	-
Other receivable	50,071	-
Total adjustment to reconcile net income to net cash	314,232	(57,159,776)
Net cash provided In operating activities	262,429	85,904

Investing activities:
Acquisition of intangible assets	(188,556)	-
Net cash used in investing activities	(188,556)	-

Financing Activities:
Repayment to related party, net	(5,335)	(58,861)
Repayment of notes payable	(22,915)	(50,000)
Net cash used in financing activities	(28,250)	(108,861)

Net Change in Cash	45,623	(22,957)
Cash at Beginning of Year	1,935	24,695
Cash at End of Period	$47,558	$1,738

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing Activities:
Joint Venture investment with BRRX Management	-	(166,675)
Purchase of First Bitcoin Capital, LLC	-	10,027,752
Stock issued in settlement of debt	-	58,076

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

Interest Receivable

The Company’s interest receivables are accrued from two convertible promissory notes. The interest will continue to accrue until such time as the debt is paid in full, or the Company elects to convert the promissory note, or a portion there of, into equity of the debtor.

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

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash and trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the clients that comprise our customer base and their dispersion across different business and geographic areas. We estimate and maintain an allowance for potentially uncollectible accounts and such estimates have historically been within management’s expectations.

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 and $0 in excess of federally insured limits at July 31, 2021 and April 30, 2020.

Note 3. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the periods ended July 31, 2021, and July 31, 2020, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 4. Cost Basis Investments

The Company has invested $969,071 through July 31, 2021, in First Bitcoin Capital, LLC

Note 5. Acquisition

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

Note 6. Related Parties and Related Party Transactions

Mr. Rosenberg, the Company’s former CEO/CFO provided funding for the Company from time to time. During the nine months ended January 31, 2021, Mr. Rosenberg paid multiple expense on behalf of the Company, and received multiple payments from the Company as payment against the advances made. Mr. Rosenberg was owed $70,196 as due to related party as of July 31, 2021

First Bitcoin Capital Corp, an affiliate shareholder of the Company’s provides funding for First Bitcoin Capital, LLC, a wholly owned subsidiary of the Company. During the year ended April 30, 2021, First Bitcoin Capital Corp has funded $6,113 to the Company.

Mr. Rosenberg received 80,000,000 shares of common stock for services provided in the acquisition of First Bitcoin Capital Corp assets and First Bitcoin Capital, LLC.

On April 29, 2020, we converted 5,000,000 of OBITX, Inc., common shares owned by us into 500,000 shares of Series B Preferred stock. The conversion was according to the terms of the Series B Preferred stock and as such there was no gain or loss on the transaction. BOTS may not convert the Series B Preferred shares into common shares until 24 months have expired from the transaction.

Note 7. Cryptocurrency Assets

During the year months ended April 30, 2021, the Company started transacting business with cryptocurrency assets. The Company records the asset as an Intangible Asset with Infinite Life. We classify cryptocurrency that have a market value and substantial liquidity as Current Intangible Assets. Cryptocurrency that does not trade on a market or have limited liquidity are classified as Non-current Intangible Assets.

The following chart shows our cryptocurrency assets held as of July 31, 2021:

Schedule of Digital Currencies – Non-current

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

Note 8. Discontinued Operations

During the three months ended July 31, 2020, the company wrote-off its investments into BRRX Management joint venture and eliminated the value of its California City cannabis license. This write-off resulted in an expense from discontinued operations of $211,839

Note 9. Stockholders’ Equity

Common Stock

As of July 31, 2021, the Company was authorized to issue 2,000,000,000 common shares at a par value of $0.0001. As of July 31, 2021, the Company had issued and outstanding 775,874,596 common shares.

On May 14, 2020, the Company issued 50,000,000 shares of common stock to Overwatch Partners, Inc., as part of payment for services provided as part of the acquisition of First Bitcoin Capital Corp assets and First Bitcoin Capital, LLC.

On May 14, 2020, issued 80,000,000 shares of common stock as stock-based compensation to Paul Rosenberg for services provided as the CEO of the Company.

The Company issued 10,000,000 shares of common stock to Carl G. Hawkins for legal services provided through May 14, 2020. The Law Offices of Carl G Hawkins provided legal services to the Company.

The Company issued 10,000,000 shares of common stock to Law Offices of Thomas G Amon for legal services provided through May 14, 2020, for legal services to the Company.

On May 15, 2020, we issued 100,000,000 common shares to First Bitcoin Capital Corp in an asset purchase.

On July 20, 2020, we issued 15,000,000 shares of common stock to APO Holdings, LLC as payment for our outstanding debt of $58,706.

On July 20, 2020, we 1,000,000 shares of common stock to Andrus Nomm and 500,000 shares of common stock to Levent Can Ersoydan for consulting services provided through July 20, 2020.

On December 23, 2020, we issued 4,000,000 shares of common stock to four different shareholders for services provided.

On May 1, 2021, the Company issued 1,000,000 shares of common stock to Oleksandr Gordieiev, the Compay’s CEO for services provided.

During the three months ended July 31, 2021, the Company issued 3,000,000 shares of common stock related to consulting services provided.

Preferred Stock

The Company has authorized 100,000,000 shares of preferred stock, of which it has designated 100,000,000 as Series A Preferred, at $0.0001 par value.   The Company has 33,350,000 issued and outstanding as of July 31, 2021. Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock.

On May 15, 2020, we issued 30,000,000 Series A Preferred to First Bitcoin Capital Corp in an asset purchase.

Note 10. Subsequent Events

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

Certain statements in this section contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained in this report and not clearly historical in nature are forward-looking, and the words “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) generally are intended to identify forward-looking statements.  Any statements in this report that are not historical facts are forward-looking statements. Actual results may differ materially from those discussed from time to time in the Company’s Securities and Exchange Commission filings. The Company undertakes no obligation to update or revise any forward-looking statement for events or circumstances after the date on which such statement is made except as required by law.

HISTORY AND BACKGROUND

We were incorporated in the State of Nevada on December 30, 2010, originally under the name Lifetech Industries, Inc. All agreements related to the Lifetech business were terminated and closed as of April 30, 2014.  Effective August 2, 2013, the name was changed from “Lifetech Industries, Inc.” to “mCig, Inc.”  The Company redomiciled to Puerto Rico on April 17, 2020. Effective April 17, 2020, the name was changed from “MCIG, Inc.,” to “BOTS, Inc.”  The Company’s common stock is traded under the symbol “BOTS.”  The Company is headquartered in San Juan, Puerto Rico.

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

Our operating results for the three months ended July 31, 2021, and 2020 are summarized as follows:

	For the three months ended July 31,
	2021	2020
Sales	$-	$-
Total Cost of Sales	-	-
Gross Profit	-	-
Total operating expenses	323,241	3,778,720
Income (Loss) from operations	$(323,241)	$(3,778,720)

Results of Operations

Revenue

Our revenue for the three months ended July 31, 2021, and July 31, 2020, was $0.

Cost of Goods Sold

Our cost of goods sold for the three months ended July 31, 2021, and July 31, 2020, was $0.

Gross Profit

Our gross profit for the three months ended July 31, 2021, and July 31, 2020, was $0.

Operating Expenses

Our operating expenses decreased $3,455,479 to $323,241 for the three months ended July 31, 2021, from $3,778,720 for the three months ended July 31, 2020.

The decrease was primarily due to the decrease in stock-based compensation of $3,720,000, and an increase in professional fees of $310,824.

Our operating expenses for the three months ended July 31, 2020, of $3,778,720 consisted of $5,052 of selling, general and administrative expenses, $3,720,000 in stock-based compensation, $4,176 of professional fees, marketing expense of $1,359, and $48,133 of amortization and depreciation expenses.

Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Operational Loss

Our operation loss of $51,803 for the three months ended July 31, 2021, from a net income of $57,245,680 for the three months ending July 31, 2020, represents a decrease of $57,297,483. The decrease compared to the prior period net loss is primarily a result of a decrease in other expense of $60,964,801 and a decrease in stock-based compensation of $3,720,000.

Liquidity and Capital Resources

Introduction

During the three months ended July 31, 2021, we increased cash on hand by 45,623. Our cash on hand as of July 31, 2021, was $47,558.

Cash Requirements

We had cash available of $47,558 as of July 31, 2021. Based on our revenues, cash on hand and current monthly burn rate, around break-even, we believe that our operations will require additional capital or loans to fund operations through July 2022.

Sources and Uses of Cash

Operations

Cash provided by operating activities was $262,429 for the three months ended July 31, 2021, compared to cash provided of $85,904 for the three months ended July 31, 2020.

For the three months ending July 31, 2021, our cash provided by operating activities consisted primarily of the net loss of $51,803, $315,100 in stock-based compensation, $3,900 in depreciation and amortization of intangible assets, and a decrease in other receivables of $50,071 offset by an increase in accounts receivable of $54,839.

For the three months ending July 31, 2020, our cash provided by operations consisted primarily of the net profit of $57,245,681, non-cash expenses of $48,133 in depreciation and amortization of intangible assets, $3,720,000 in stock based compensation, net effects of discontinued operations of $317,530, impairments of $33,690 offset by the effects of acquisitions, net of 61,244,072 and $25,058 in accrued interest.

Investments

For the three months ending July 31, 2021, we used $188,556 in investing activities related to the acquisition of intangible assets. For the three months ending July 31, 2020 there were no gains or losses of cash in our investments.

Financing

For the three months ending July 31, 2021, we used $28,250 in financing activities. Our financing activities consisted of repayment on related party notes of $5,335 and repayment of notes payable of $22,915.

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three months ended July 31, 2021, have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended July 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 14, 2020, the Company issued 80,000,000 shares of common stock as stock-based compensation to Paul Rosenberg for services provided as the CEO of the Company.

The Company issued 10,000,000 shares of common stock to Carl G. Hawkins for legal services provided through May 14, 2020. The Law Offices of Carl G Hawkins provided legal services to the Company.

The Company issued 10,000,000 shares of common stock to Law Offices of Thomas G Amon for legal services provided through May 14, 2020, for legal services to the Company.

On May 15, 2020, the Company issued 100,000,000 common shares and 30,000,000 Series A Preferred to First Bitcoin Capital Corp in an asset purchase.

On July 20, 2020, the Company issued 15,000,000 shares of common stock to APO Holdings, LLC as payment for our outstanding debt of $58,706.

On July 20, 2020, the Company issued 1,000,000 shares of common stock to Andrus Nomm and 500,000 shares of common stock to Levent Can Ersoydan for consulting services provided through July 20, 2020.

On December 23, 2020, the Company issued 4,000,000 shares of common stock to one person and three companies for services rendered.

On May 1, 2021, the Company issued 1,000,000 shares of common stock valued at $94,700 to Oleksandr Gordieiev, the Company’s CEO.

On May 5, 2021, the Company issued 1,000,000 shares of common stock valued at $107,000 for consulting services.

On June 23, 2021, the Company issued 2,000,000 shares of common stock valued at $113,400 for consulting services.

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

BOTS, Inc.

Dated: November 29, 2021		/s/ Oleksandr Gordieiev
	By:	Oleksandr Gordieiev
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: November 29, 2021		/s/ Oleksandr Gordieiev
	By:	Oleksandr Gordieiev
	Its:	Chief Financial Officer (Principal Financial Officer)

