Form 10-Q
period 2021-10-31
BOTS, Inc./PR
filed 2021-12-15
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

As of October 31, 2021, the Company had 779,874,596 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes ☐    No ☒

BOTS, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Condensed Financial Statements and Notes to Interim Financial Statements

General

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K for the year ended April 30, 2020. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended October 31, 2021, are not necessarily indicative of the results that can be expected for the year ending April 30, 2022.

BOTS, Inc.
and SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

ASSETS
	October 31,	April 30,
	2021	2021
Current Assets
Cash and cash equivalents	$2,185	$1,935
Accounts receivable, net	4,768	-
Notes and other receivable	1,257,024	1,246,146
Total current assets	1,263,977	1,248,081
Cost basis investment	969,071	969,071
Intangible assets, net	4,751,290	4,569,960
Total assets	$6,984,338	$6,787,112

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$18,263	$16,500
Due to shareholder	86,219	90,064
Other current liabilities	438,014	508,317
Total current liabilities	542,496	614,881
Total Liabilities	542,496	614,881
Stockholders' equity
Preferred stock, $0.0001 par value; 90,000,000 shares authorized;	3,285	3,335
32,850,000 shares issued and outstanding, as October 31, 2021 and April 30, 2021.
Common stock, $0.0001 par value, voting; 2,000,000,000 shares	73,487	77,587
authorized; 734,874,596 and 775,874,596 shares issued, and
outstanding, as of October 31, 2021 and April 30, 2021, respectively.
Treasury stock	(680,330)	(680,330)
Additional paid in capital	28,267,511	27,947,761
Accumulated deficit	(21,222,111)	(21,176,122)
Total stockholders' equity	6,441,842	6,172,231
Total liabilities and stockholders' equity	$6,984,338	$6,787,112

See accompanying notes to unaudited consolidated financial statements.

BOTS, Inc.
and SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2021	2020	2021	2020
Selling, general, and administrative	15,912	2,861	20,253	7,912
Professional fees	7,596	2,084	322,596	6,260
Stock based compensation	-	-	-	3,720,000
Marketing & advertising	-	225	-	1,584
Amortization and depreciation	3,900	51,563	7,800	99,696
Total operating expenses	27,408	56,733	350,649	3,835,452
Income (Loss) from operations	(27,408)	(56,733)	(350,649)	(3,835,452)
Other income (expense)	33,222	6,664	304,660	61,242,902
Net income (loss) before non-controlling interest	5,814	(50,069)	(45,989)	57,407,450
Loss on discontinued operations	-	-	-	(211,839)
Net income(loss) before minority interest	5,814	(50,069)	(45,989)	57,195,611
Net income (loss) attributable to controlling interest	$5,814	$(50,069)	$(45,989)	$57,195,611
Basic and diluted (Loss) per share:
Income(Loss) per share from continuing operations	$0.00	$(0.00)	$(0.00)	$0.08
Income(Loss) per share	$0.00	$(0.00)	$(0.00)	$0.08
Weighted average shares outstanding - basic and diluted	772,874,596	513,636,726	777,874,596	746,494,161

See accompanying notes to audited consolidated financial statements.

BOTS, Inc.
and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Non- Controlling	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	(Deficit)

Balance – April 30, 2020	3,350,000	335	505,374,596	50,537	1,700,000	(680,330)	13,981,354	14,249	(13,163,908)	202,237
Stock issued for services	-	-	170,500,000	17,050	-	-	4,374,390	-	-	4,391,440
Stock issued for acquisitions	30,000,000	3,000	100,000,000	10,000	-	-	9,592,017	-	-	9,605,017
Net income(loss)	-	-	-	-	-	-	-	(14,249)	(8,012,214)	$(8,026,463)
Balance – April 30, 2021	33,350,000	3,335	775,874,596	77,587	1,700,000	(680,330)	27,947,761	-	(21,176,122)	6,172,231
Stock issued for services	-	-	4,000,000	400	-	-	314,700	-	-	315,100
Conversion of preferred to common shares	(500,000)	(50)	5,000,000	500	-	-	50	-	-	500
Retirement of shares	-	-	(50,000,000)	(5,000)	-	-	5,000	-	-	-
Net income(loss)	-	-	-	-	-	-	-	-	(45,989)	$(45,989)
Balance –October 31, 2021	32,850,000	3,285	734,874,596	73,487	1,700,000	(680,330)	28,267,511	-	(21,222,111)	6,441,842

See accompanying notes to unaudited consolidated financial statements.

BOTS, Inc.
and SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	October 31,
	2021	2020
Operating activities:
Net Income (Loss)	(45,989)	$57,190,389
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,800	99,696
Common stock issued for services	315,100	3,720,000
Accrued interest, net	-	(39,948)
Impairment	-	37,190
Effects of discontinued operations, net	-	317,530
Effects of acquisition, net	-	(61,244,071)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,768)	-
Other receivable	(10,878)	-
Total adjustment to reconcile net income to net cash	307,254	(57,109,603)
Net cash provided In operating activities	261,265	80,786

Investing activities:
Acquisition of intangible assets	(189,130)	-
Net cash used in investing activities	(189,130)	-

Financing Activities:
Repayment to related party, net	(3,845)	(64,241)
Repayment of notes payable	(68,040)	(40,000)
Net cash used in financing activities	(71,885)	(104,241)

Net Change in Cash	250	(23,455)
Cash at Beginning of Year	1,935	24,695
Cash at End of Period	$2,185	$1,240

Supplemental Disclosure of Cash Flows Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash Investing and Financing Activities:
Joint Venture investment with BRRX Management	-	(166,675)
Purchase of First Bitcoin Capital, LLC	-	10,027,752
Stock issued in settlement of debt	-	58,076
Debt exchange for cryptocurrency	-	218,257

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 and $0 in excess of federally insured limits at October 31, 2021 and April 30, 2020.

Note 3. Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is new and has a limited history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the periods ended October 31, 2021, and October 31, 2020, have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

Note 4. Cost Basis Investments

The Company has invested $969,071 through October 31, 2021, in First Bitcoin Capital, LLC

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

Note 6. Related Parties and Related Party Transactions

Mr. Rosenberg, the Company’s former CEO/CFO provided funding for the Company from time to time. During the nine months ended January 31, 2021, Mr. Rosenberg paid multiple expense on behalf of the Company, and received multiple payments from the Company as payment against the advances made. Mr. Rosenberg was owed $70,196 as due to related party as of October 31, 2021

First Bitcoin Capital Corp, an affiliate shareholder of the Company’s provides funding for First Bitcoin Capital, LLC, a wholly owned subsidiary of the Company. During the year ended April 30, 2021, First Bitcoin Capital Corp has funded $6,113 to the Company.

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

On August 23, 2021, Mr. Rosenberg converted 500,000 shares of Series B Preferred stock into 5,000,000 shares of common stock.

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

The following chart shows our cryptocurrency assets held as of October 31, 2021:

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

Note 8. Discontinued Operations

During the three months ended October 31, 2020, the company wrote-off its investments into BRRX Management joint venture and eliminated the value of its California City cannabis license. This write-off resulted in an expense from discontinued operations of $211,839

Note 9. Stockholders’ Equity

Common Stock

As of October 31, 2021, the Company was authorized to issue 2,000,000,000 common shares at a par value of $0.0001. As of July 31, 2021, the Company had issued and outstanding 775,874,596 common shares.

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

On August 23, 2021, Mr. Rosenberg converted 500,000 shares of Series B Preferred stock into 5,000,000 shares of common stock.

During the six months ended October 31, 2021, the Company issued 4,000,000 shares of common stock related to consulting services provided.

Preferred Stock

The Company has authorized 100,000,000 shares of preferred stock, of which it has designated 100,000,000 as Series A Preferred, at $0.0001 par value.   The Company has 32,850,000 issued and outstanding as of October 31, 2021. Each share of the Preferred Stock has 10 votes on all matters presented to be voted by the holders of the Company’s common stock.

On May 15, 2020, we issued 30,000,000 Series A Preferred to First Bitcoin Capital Corp in an asset purchase.

On August 23, 2021, Mr. Rosenberg converted 500,000 shares of Series B Preferred stock into 5,000,000 shares of common stock.

Note 10. Subsequent Events

There are no subsequent events that would have a material effect on the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on  Form 10-Q and the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the year ended April 30, 2021.

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

Results of Operations for the Three Months Ended October 31, 2021

Revenue

Our revenue for the three months ended October 31, 2021, and October 31, 2020, was $0.

Cost of Goods Sold

Our cost of goods sold for the three months ended October 31, 2021, and October 31, 2020, was $0.

Gross Profit

Our gross profit for the three months ended October 31, 2021, and October 31, 2020, was $0.

Operating Expenses

Our operating expenses decreased $29,325 to $27,408 for the three months ended October 31, 2021, from $56,733 for the three months ended October 31, 2020.

The decrease was primarily due to the decrease in amortization and depreciation of $47,633, and an increase in selling, general, and administrative expenses of $13,051.

Our operating expenses for the three months ended October 31, 2020, of $27,408 consisted of $15,912 of selling, general and administrative expenses, $7,596 of professional fees, and $3,900 of amortization and depreciation expenses.

Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Operational Loss

Our operation loss of $27,408 for the three months ended October 31, 2021, from a net loss of $56,733 for the three months ending October 31, 2020, represents a decrease of $29,325. The decrease compared to the prior period net loss is primarily due to the decrease in amortization and depreciation of $47,633, and an increase in selling, general, and administrative expenses of $13,051.

Results of Operations for the Six Months Ended October 31, 2021

Revenue

Our revenue for the six months ended October 31, 2021, and October 31, 2020, was $0.

Cost of Goods Sold

Our cost of goods sold for the six months ended October 31, 2021, and October 31, 2020, was $0.

Gross Profit

Our gross profit for the six months ended October 31, 2021, and October 31, 2020, was $0.

Operating Expenses

Our operating expenses decreased $3,484,803 to $350,649 for the six months ended October 31, 2021, from $3,835,452 for the six months ended October 31, 2020.

The decrease was primarily due to the decrease in stock-based compensation of $3,720,000, and an increase in professional fees of $322,596.

Our total operating expenses for the six months ended October 31, 2020, of $3,835,452 consisted of $7,912 of selling, general and administrative expenses, $3,720,000 in stock-based compensation, $6,260 of professional fees, marketing expense of $1,584, and $99,696 of amortization and depreciation expenses.

Our general and administrative expenses consist of bank charges, telephone expenses, meals and entertainments, computer and internet expenses, postage and delivery, office supplies and other expenses.

Operational Loss

Our operation loss of $350,649 for the six months ended October 31, 2021, from an operational loss of $3,835,452 for the six months ending October 31, 2020, represents a decrease of $3,484,803. The decrease was primarily due to the decrease in stock-based compensation of $3,720,000, and an increase in professional fees of $322,596.

Liquidity and Capital Resources

Introduction

During the six months ended October 31, 2021, we increased cash on hand by $250. Our cash on hand as of October 31, 2021, was $2,185.

Cash Requirements

We had cash available of $2,185 as of October 31, 2021. Based on our revenues, cash on hand and current monthly burn rate, around break-even, we believe that our operations will require additional capital or loans to fund operations through October 2022.

Sources and Uses of Cash

Operations

Cash provided by operating activities was $261,265 for the six months ended October 31, 2021, compared to cash provided of $80,786 for the six months ended October 31, 2020.

For the six months ending October 31, 2021, our cash provided by operating activities consisted primarily of the net loss of $45,989, $315,100 in stock-based compensation, $7,800 in depreciation and amortization of intangible assets, and an increase in other receivables of $10,878, and an increase in accounts receivable of $4,768.

For the six months ending October 31, 2020, our net cash used by operations consisted primarily of the net income of $57,190,389 offset by non-cash expenses of $99,696 in depreciation and amortization of intangible assets, $3,720,000 in stock-based compensation, accrued interest of $39,948, the effects of discontinued operations of $317,530, effects of acquisition of $61,244,071, and $33,690 in impairment.

Investments

For the six months ending October 31, 2021, we used $188,556 in investing activities related to the acquisition of intangible assets. For the six months ending October 31, 2020, there were no gains or losses of cash in our investments.

Financing

For the six months ending October 31, 2021, we used $71,885 in financing activities. Our financing activities consisted of repayment on related party notes of $3,845 and repayment of notes payable of $68,040.

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Because the business is relatively new and has a short history and relatively few sales, no certainty of continuation can be stated. The accompanying financial statements for the three and six months ended October 31, 2021, have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

We carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2021. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

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

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BOTS, Inc.

Dated: December 15, 2021		/s/ Oleksandr Gordieiev
	By:	Oleksandr Gordieiev
	Its:	Chief Executive Officer (Principal Executive Officer)

Dated: December 15, 2021		/s/ Oleksandr Gordieiev
	By:	Oleksandr Gordieiev
	Its:	Chief Financial Officer (Principal Financial Officer)

