Form 10-Q
period 2022-01-31
BOTS, Inc./PR
filed 2022-03-18
CIK 1525852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO OTCMARKETS ALTERNATIVE REPORTING STANDARDS

For the quarterly period ended January 31, 2022

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

(939)212-9068

Registrant’s telephone number, including area code

_________________________________________

(Former name and address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller alternative reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of January 31, 2022, the Company had 780,374,596 shares of common stock, $0.0001 par value outstanding.

Transitional Small Business Disclosure Format Yes ☐    No ☒

OTC Markets Group Inc.

OTC Pink Basic Disclosure Guidelines (v3.1 June 24, 2021)Page 1 of 14

FORM 10-Q

Quarterly Report Pursuant to Alternative Reporting Standards

For the Period Ending: January 31, 2022 (the “Reporting Period”)

Alternative Reporting Standard:

Pink® Basic Disclosure Guidelines

Federal securities laws, such as Rules 10b-5 and 15c2-11 of the Securities Exchange Act of 1934 (“Exchange Act”) as well as Rule 144 of the Securities Act of 1933 (“Securities Act”), and state Blue Sky laws, require issuers to provide current information to the public markets. With a view to facilitating compliance with these laws, OTC Markets Group has created these Pink Basic Disclosure Guidelines (“Guidelines”).2 These Guidelines set forth the disclosure obligations that make up the “Alternative Reporting Standard” for Pink companies. These Guidelines have been designed to encompass the “Catch All” information required in Rule 15c2-11,3 however they have not been reviewed by the U.S. Securities and Exchange Commission or any state securities regulator. We use information provided by companies under these Guidelines to designate the appropriate tier in the Pink Market: Current Information or Limited Information.4

These Guidelines may be amended from time to time, in the sole and absolute discretion of OTC Markets Group, with or without notice. The information provided by companies under these Guidelines is subject to our Privacy Policy.

Pink Current Information Tier

Companies that make the information described below publicly available on a timely basis (90 days after fiscal year end for Annual Reports; 45 days after each fiscal quarter end for Quarterly Reports) may qualify for the Current Information Tier.

Qualification Process:

1.Subscribe to the OTC Disclosure & News Service by submitting an OTCIQ Order Form (available on www.otciq.com).

2.Upload the following documents through OTCIQ:

•Quarterly Reports for Current Fiscal Year– must include Disclosure Statement and Financial Reports listed below

•Annual Report for Most Recently Completed Fiscal Year– must include Disclosure Statement and Financial Reports listed below

•Annual Report for Prior Completed Fiscal Year – must include Financial Reports listed below

oDisclosure Statements: Disclosure information pursuant to these Guidelines for the applicable period. (see the fillable form staring on Page 4).

2 This is not legal advice, and OTC Markets Group makes no assurance that compliance with our disclosure requirements will satisfy any legal requirements.

3 Publication of information pursuant to these Guidelines does not guarantee or ensure that the Company will be designated as having “current information” or eligible for public quotations pursuant to Rule 15c2-11 or any other applicable regulation.

4 OTC Markets Group may require companies with securities designated as Caveat Emptor to make additional disclosures in order to qualify for the Pink Current Information tier.

OTC Markets Group Inc.

OTC Pink Basic Disclosure Guidelines (v3.1 June 24, 2021)Page 2 of 14

oFinancial Statements: Financial reports must be prepared according to U.S. GAAP or International Financial Reporting Standards (IFRS) but are not required to be audited. Required financial statements include:

oBalance Sheet

oStatement of Income

oStatement of Cash Flows

oStatement of Retained Earnings (Statement of Changes in Stockholders’ Equity)

oNotes to Financial Statements

oAudit Letter, if audited

.

3.If financial statements are not audited by a PCAOB registered firm, provide the following:

•Attorney Letter Agreement: Submit a signed Attorney Letter Agreement according to the instructions on www.otcmarkets.com.

•Attorney Letter: After following the appropriate procedures with a qualified attorney, upload an “Attorney Letter With Respect to Current Information” in accordance with the Attorney Letter Guidelines through OTCIQ. Attorney Letters must reference all required reports as set forth in Section 2 above.

4.Verified Profile: Verify the Company Profile through OTCIQ.  Profile information includes, but is not limited to, a complete list of officers, directors and service providers, outstanding shares, a business description and contact information.

5.Allow OTC Markets Group to process the posted documents (typically three to five business days) and provide any comments.

6.Companies will be only be evaluated for Current Information once all required documentation has been submitted. A new Attorney Letter is required upon amendment of any referenced report.

7.To qualify for Current Information on an ongoing basis, companies must:

•Upload reports through OTCIQ on the following schedule:

oQuarterly Report within 45 days of the quarter end

oAnnual Report within 90 days of the fiscal year end

oAttorney Letter within 120 days of the fiscal year end.

•Maintain a Verified Profile. At least once every six months, review and verify the Company’s profile information through OTCIQ.

Pink Limited Information Tier

Companies that make the information described below publicly available through OTCIQ may qualify for the Limited Information Tier.

8.Annual Financial Statements: Companies must upload the below financial statements for a completed Fiscal Year within the past 16 months. Financial reports must be prepared according to U.S. GAAP or International Financial Reporting Standards (IFRS) but are not required to be audited.

•Balance Sheet

•Statement of Income

•Statement of Cash Flows

•Statement of Retained Earnings (Statement of Changes in Stockholders’ Equity)

•Notes to Financial Statements

•Audit Letter, if audited

9.Verified Profile: The Company must verify the Company Profile through OTCIQ, including, but not limited to, a complete list of officers, directors and service providers; outstanding shares; a business description and contact information.

OTC Markets Group Inc.

OTC Pink Basic Disclosure Guidelines (v3.1 June 24, 2021)Page 3 of 14

10.To Qualify for Limited Information on an ongoing basis, companies must:

•Upload reports through OTCIQ on the following schedule:

oAnnual Report (including the required financial statements outlined in Item 8) within 120 days of the fiscal year end

•Maintain a Verified Profile. At least once every six months, review and verify their the Company’s profile information through OTCIQ.

Current Reporting of Material Corporate Events

Companies are expected to release quickly to the public any news or information regarding corporate events that may be material to the issuer and its securities (including adverse information).  Persons with knowledge of such events would be considered to be in possession of material nonpublic information and may not buy or sell the issuer’s securities until or unless such information is made public. If not included in the issuer’s previous public disclosure documents or if any of the following events occur after the publication of such disclosure documents, the issuer shall publicly disclose such events by disseminating a news release within 4 business days following their occurrence and posting such news release through an Integrated Newswire or OTCIQ.5

Material corporate events include:

•Entry into or termination of a material definitive agreement

•Completion of an acquisition or disposition of assets, including but not limited to merger transactions

•Creation of a direct financial obligation or an obligation under an off-balance sheet arrangement of an issuer

•Triggering events that accelerate or increase a direct financial obligation or an obligation under an off-balance sheet arrangement

•Costs associated with exit or disposal activities

•Material impairments

•Sales of equity securities

•Material modification to rights of security holders

•Changes in issuer's certifying accountant

•Non-reliance on previously issued financial statements or a related audit report or completed interim review

•Changes in control of issuer

•Departure of directors or principal officers; election of directors; appointment of principal officers

•Amendments to articles of incorporation or bylaws; change in fiscal year

•Amendments to the issuer's code of ethics, or waiver of a provision of the code of ethics

•Any changes to litigation the issuer may be involved in, or any new litigation surrounding the issuer

•Officer, director, or insider transactions in the issuer’s securities

•Disclosure regarding stock promotion campaigns deemed material by the issuer

•Changes to the company’s shell status

•Other events the issuer considers to be of importance

5 “Integrated Newswire” shall mean a newswire service that is integrated with the OTC Disclosure & News Service and is included on OTC Markets Group’s list of Integrated Newswires, as published on https://www.otcmarkets.com/corporate-services/products/disclosure-and-news-service

OTC Markets Group Inc.

OTC Pink Basic Disclosure Guidelines (v3.1 June 24, 2021)Page 4 of 14

·

Disclosure Statement Pursuant to the Pink Basic Disclosure Guidelines

BOTS, INC / PR

1064 Ave Ponce De Leon, Suite 200, San Juan, PR 00907

_______________________________

939-212-9068

www.Bots.BZ

info@bots.bz

7373

Quarterly Report

For the Period Ending: 01/31/2022

(the “Reporting Period”)

As of 01/31/2022, the number of shares outstanding of our Common Stock was:

780,374,596

As of 10/31/2021 the number of shares outstanding of our Common Stock was:

734,874,596

As of 04/30/2021, the number of shares outstanding of our Common Stock was:

775,874,596

Indicate by check mark whether the company is a shell company (as defined in Rule 405 of the Securities Act of 1933 and Rule 12b-2 of the Exchange Act of 1934):

Yes: ☐No: ☒

Indicate by check mark whether the company’s shell status has changed since the previous reporting period:

Yes: ☐No: ☒

Indicate by check mark whether a Change in Control6 of the company has occurred over this reporting period:

Yes: ☐No: ☒

1)Name and address(es) of the issuer and its predecessors (if any)- BOTS, Inc.

In answering this item, provide the current name of the issuer any names used by predecessor entities, along with the dates of the name changes.

      The Company initially earned revenue through wholesale and retail sales of electronic cigarettes, vaporizers, and accessories in the United States. It offered electronic cigarettes and related products through its online store at

6 “Change in Control” shall mean any events resulting in:

(i) Any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becoming the “beneficial owner” (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the total voting power represented by the Company’s then outstanding voting securities;

(ii) The consummation of the sale or disposition by the Company of all or substantially all of the Company’s assets;

(iii) A change in the composition of the Board occurring within a two (2)-year period, as a result of which fewer than a majority of the directors are directors immediately prior to such change; or

(iv) The consummation of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or its parent) at least fifty percent (50%) of the total voting power represented by the voting securities of the Company or such surviving entity or its parent outstanding immediately after such merger or consolidation.

OTC Markets Group Inc.

OTC Pink Basic Disclosure Guidelines (v3.1 June 24, 2021)Page 5 of 14

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

The state of incorporation or registration of the issuer and of each of its predecessors (if any) during the past five years; Please also include the issuer’s current standing in its state of incorporation (e.g. active, default, inactive):

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

Describe any trading suspension orders issued by the SEC concerning the issuer or its predecessors since inception:

N/A

List any stock split, stock dividend, recapitalization, merger, acquisition, spin-off, or reorganization either currently anticipated or that occurred within the past 12 months:

The address(es) of the issuer’s principal executive office:

1064 Ave Ponce De Leon, Suite 200, San Juan, PR 00907

The address(es) of the issuer’s principal place of business:

Check box if principal executive office and principal place of business are the same address:  ☒

Has the issuer or any of its predecessors been in bankruptcy, receivership, or any similar proceeding in the past five years?

Yes: ☐No: ☒

If this issuer or any of its predecessors have been the subject of such proceedings, please provide additional details in the space below:

OTC Markets Group Inc.

OTC Pink Basic Disclosure Guidelines (v3.1 June 24, 2021)Page 6 of 14

2)Security Information

Trading symbol: BTZI

Exact title and class of securities outstanding: COMMON

CUSIP: U0R13K108

Par or stated value: $0.0001

Total shares authorized: 2,000,000,000as of date: 01/31/2022

Total shares outstanding: 780,374,596as of date: 01/31/2022

Number of shares in the Public Float7: 380,753,902as of date: 01/31/2022

Total number of shareholders of record:93as of date: 01/31/2022

All additional class(es) of publicly traded securities (if any):

Trading symbol:

Exact title and class of securities outstanding:

CUSIP:

Par or stated value:

Total shares authorized:      as of date:

Total shares outstanding:      as of date:

Transfer Agent

Name:     Securities Transfer Corporation

Phone:      469-633-0101

Email:       info@stctransfer.com

Address:    2901 N Dallas Parkway, Suite 380

                  Plano, Texas 75093

Is the Transfer Agent registered under the Exchange Act?8  Yes: ☒No: ☐

3) Issuance History

The goal of this section is to provide disclosure with respect to each event that resulted in any direct changes to the total shares outstanding of any class of the issuer’s securities in the past two completed fiscal years and any subsequent interim period.

Disclosure under this item shall include, in chronological order, all offerings and issuances of securities, including debt convertible into equity securities, whether private or public, and all shares, or any other securities or options to acquire such securities, issued for services. Using the tabular format below, please describe these events.

A.Changes to the Number of Outstanding Shares

Check this box to indicate there were no changes to the number of outstanding shares within the past two completed fiscal years and any subsequent periods: ☐

Shares Outstanding as of Second Most Recent Fiscal Year End: Opening Balance Date 04/30/2020 Common: 505,374,596 Preferred: 3,350,000	*Right-click the rows below and select “Insert” to add rows as needed.

7 “Public Float” shall mean the total number of unrestricted shares not held directly or indirectly by an officer, director, any person who is the beneficial owner of more than 10 percent of the total shares outstanding (a “control person”), or any affiliates thereof, or any immediate family members of officers, directors and control persons.

8 To be included in the Pink Current Information tier, the transfer agent must be registered under the Exchange Act.

OTC Markets Group Inc.

OTC Pink Basic Disclosure Guidelines (v3.1 June 24, 2021)Page 7 of 14

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Were the shares issued at a discount to market price at the time of issuance? (Yes/No)	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed).	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing.	Exemption or Registration Type.
05/14/2020	New Issuance	50,000,000	Common	$0.0253	No	Overwatch (Controlling interest Mike Hawkins)	Services	Restricted	N/A
05/14/2020	New Issuance	80,000,000	Common	$0.0253	No	Paul Rosenberg	Services	Restricted	N/A
05/14/2020	New Issuance	10,000,000	Common	$0.0253	No	Carl Hawkins	Services	Restricted	N/A
05/14/2020	New Issuance	10,000,000	Common	$0.0253	No	Thomas Amon	Services	Restricted	N/A
05/14/200	New Issuance	100,000,000	Common	$0.0300	No	FBC LLC (Controlling interest Simon Rubin)	Acquisition	Restricted	N/A
05/14/2020	New Issuance	30,000,000	Preferred	$0.0001	No	FBC LLC (Controlling interest Simon Rubin)	Acquisition	Restricted	N/A
07/20/2020	New Issuance	15,000,000	Common	$0.0250	No	APO Holdings (Controlling Interest Michelle Atias)	Debt conversion	Restricted	N/A
07/20/2020	New Issuance	1,000,000	Common	$0.0250	No	Andus Nomm	Services	Restricted	N/A
07/20/2020	New Issuance	500,000	Common	$0.0250	No	Levent Can Ersoydan	Services	Restricted	N/A
11/23/2020	New Issuance	1,000,000	Common	$0.0500	No	George L Richards III	Note Conversion
11/23/2020	New issuance	1,000,000	Common	$0.0500	No	OTC Investments LLC (Controlling interest Ollen Collins)	Note Conversion	Restricted	N/A
11/24/2020	New Issuance	1,000,000	Common	$0.0500	No	Moneta Equities (Controlling person Roman Vakhramov)	Services	Restricted	N/A
11/24/2020	New Issuance	1,000,000	Common	$0.0500	No	Cyber Security Group (Controlling person Vepkho Chkadua)	Services	Restricted	N/A
05/01/2021	New Issuance	1,000,000	Common	$0.0947	No	Oleksandr Gordieiev	Services	Restricted	N/A
05/05/2021	New Issuance	1,000,000	Common	$0.1070	No	TOA Trading LLC (Controlling person Dayan Martinez	Consulting	Restricted	N/A
06/23/2021	New Issuance	2,000,000	Common	$0.0567	No	Larisa Rozenberg	Consulting	Restricted	N/A
08/24/2021	New Issuance	5,000,000	Common	$0.0001	No	Paul Rosenberg	Services	Restricted	N/A
08/31/2021	Cancellation	50,000,000)	Common	N/A	No	Paul Rosenberg	N/A	N/A	N/A
12/07/2021	New Issuance	7,500,000	Common	$0.0430	No	KBHS LLC (Controlling person Kevin Harrington)	Consulting	Restricted	N/A
12/31/2021	New Issuance	28,000,000	Common	$0.0000	No	Paul Rosenberg	Conversion	Not Restricted	N/A
01/14/2022	New Issuance	10,000,000	Common	$0.0500	No	XR Casino Inc (Controlling personDayan Martinez)	Investment	Restricted	N/A

OTC Markets Group Inc.

OTC Pink Basic Disclosure Guidelines (v3.1 June 24, 2021)Page 8 of 14

Shares Outstanding on Date of This Report: Ending Balance Ending Balance: Date 01/31/2022 Common: 780,374,596 Preferred: 30,050,00

Example: A company with a fiscal year end of December 31st, in addressing this item for its quarter ended June 30, 2021, would include any events that resulted in changes to any class of its outstanding shares from the period beginning on January 1, 2019 through June 30, 2021 pursuant to the tabular format above.

Use the space below to provide any additional details, including footnotes to the table above:

B.Debt Securities, Including Promissory and Convertible Notes

Use the chart and additional space below to list and describe all outstanding promissory notes, convertible notes, convertible debentures, or any other debt instruments that may be converted into a class of the issuer’s equity securities.

Check this box if there are no outstanding promissory, convertible notes or debt arrangements: ☒

Date of Note Issuance	Outstanding Balance ($)	Principal Amount at Issuance ($)	Interest Accrued ($)	Maturity Date	Conversion Terms (e.g. pricing mechanism for determining conversion of instrument to shares)	Name of Noteholder (entities must have individual with voting / investment control disclosed).	Reason for Issuance (e.g. Loan, Services, etc.)

Use the space below to provide any additional details, including footnotes to the table above:

4) Financial Statements

A.The following financial statements were prepared in accordance with:

☒ U.S. GAAP

☐ IFRS

B.The financial statements for this reporting period were prepared by (name of individual)9:

Name: Eric Kilinsky

Title:   Accountant

Relationship to Issuer: Paid Preparer

Provide the financial statements described below for the most recent fiscal year or quarter. For the initial disclosure statement (qualifying for Pink Current Information for the first time) please provide reports for the two previous fiscal years and any subsequent interim periods.

C.Balance Sheet;

D.Statement of Income;

E.Statement of Cash Flows;

F.Statement of Retained Earnings (Statement of Changes in Stockholders’ Equity)

9 The financial statements requested pursuant to this item must be prepared in accordance with US GAAP or IFRS by persons with sufficient financial skills.

OTC Markets Group Inc.

OTC Pink Basic Disclosure Guidelines (v3.1 June 24, 2021)Page 9 of 14

G.Financial notes; and

H.Audit letter, if audited

You may either (i) attach/append the financial statements to this disclosure statement or (ii) file the financial statements through OTCIQ as a separate report using the appropriate report name for the applicable period end. (“Annual Report,” “Quarterly Report” or “Interim Report”).

If you choose to publish the financial statements in a separate report as described above, you must state in the accompanying disclosure statement that such financial statements are incorporated by reference.  You may reference the document(s) containing the required financial statements by indicating the document name, period end date, and the date that it was posted to OTCIQ in the field below. Financial Statements must be compiled in one document.

Financial statement information is considered current until the due date for the subsequent report (as set forth in the qualifications section above).  To remain qualified for Current Information, a company must post its Annual Report within 90 days from its fiscal year-end date and Quarterly Reports within 45 days of each fiscal quarter-end date.

5) Issuer’s Business, Products and Services

The purpose of this section is to provide a clear description of the issuer’s current operations.  In answering this item, please include the following:

A.Summarize the issuer’s business operations (If the issuer does not have current operations, state “no operations”)

Headquartered in San Juan, Puerto Rico, BOTS, Inc. - publicly traded on the OTC Markets under the symbol (BTZI) is a diversified company developing and servicing blockchain solutions and robotics for its clientele. The Company is committed to drive the innovations needed to shape the future of digital robotic automation management through digital technology and decentralized blockchain solutions. Management is dedicated to the strong growth of Distributed Asset Technology and Robotic Process Automation (RPA). The Company owns patent number US9135787 “Bitcoin kiosk/ATM device and system integrating enrollment protocol and method of using the same”. The Company also has an exclusive right to the additional Bitcoin ATM patent USPTO No. US10332205B1 “Bitcoin kiosk/ATM device and system and method of using the same” and US20190318326A1

In addition, the Company has a patent application number US20180315072A1 entitles “Method and system of facilitating management of cryptocurrency-based loyalty points associated with one or more of a product and a service”.

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

OTC Markets Group Inc.

OTC Pink Basic Disclosure Guidelines (v3.1 June 24, 2021)Page 10 of 14

These guidelines may be used directly as a basis for a Bitcoin ATM company to create or improve internal I.P. compliance, company policies, or employee manuals. The terms of these Guidelines can also be included in contracts between BOTS Inc and suppliers, such as ATM kiosk manufacturers.

B.Please list any subsidiaries, parents, or affiliated companies.

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

    D’BOT Technology Corp

On May 14, 2020, we acquired 100% of D’BOT Technology Corp (“DBOT”). DBOT was incorporated on March 15, 2019, under the laws of the state of Colorado.

On January 5th, 2022, the Company incorporated Metaverse, Inc. in two jurisdictions.

C.Describe the issuers’ principal products or services.

Bots Inc a diversified company developing and servicing blockchain solutions and robotics for its customers.

6) Issuer’s Facilities

The goal of this section is to provide a potential investor with a clear understanding of all assets, properties or facilities owned, used or leased by the issuer and the extent in which the facilities are utilized.

In responding to this item, please clearly describe the assets, properties or facilities of the issuer, give the location of the principal plants and other property of the issuer and describe the condition of the properties.  If the issuer does not have complete ownership or control of the property (for example, if others also own the property or if there is a mortgage on the property), describe the limitations on the ownership.

If the issuer leases any assets, properties or facilities, clearly describe them as above and the terms of their leases.

The Company subleases offices in San Juan, PR  and Florida.

7) Company Insiders (Officers, Directors, and Control Persons)

The goal of this section is to provide an investor with a clear understanding of the identity of all the persons or entities that are involved in managing, controlling or advising the operations, business development and disclosure of the issuer, as well as the identity of any significant or beneficial shareholders.

OTC Markets Group Inc.

OTC Pink Basic Disclosure Guidelines (v3.1 June 24, 2021)Page 11 of 14

Using the tabular format below, please provide information, as of the period end date of this report, regarding any person or entity owning 5% of more of any class of the issuer’s securities, as well as any officer, and any director of the company, or any person that performs a similar function, regardless of the number of shares they own. If any insiders listed are corporate shareholders or entities, provide the name and address of the person(s) beneficially owning or controlling such corporate shareholders, or the name and contact information (City, State) of an individual representing the corporation or entity in the note section.

Name of Officer/Director or Control Person	Affiliation with Company (e.g. Officer Title /Director/Owner of more than 5%)	Residential Address (City / State Only)	Number of shares owned	Share type/class	Ownership Percentage of Class Outstanding	Note
Simon Rubin	CEO, Director	Tel Aviv, Israel	100,000,000	Common	12,8%	First Bitcoin Capital Corp.
Simon Rubin	CEO, Director	Tel Aviv, Israel	30,000,000	Preferred		First Bitcoin Capital Corp.
Yuri Abramov	Director	Tel-Aviv, Israel	0

8)Legal/Disciplinary History

A.Please identify whether any of the persons or entities listed above have, in the past 10 years, been the subject of:

1.A conviction in a criminal proceeding or named as a defendant in a pending criminal proceeding (excluding traffic violations and other minor offenses);

N/A

2.The entry of an order, judgment, or decree, not subsequently reversed, suspended or vacated, by a court of competent jurisdiction that permanently or temporarily enjoined, barred, suspended or otherwise limited such person’s involvement in any type of business, securities, commodities, or banking activities;

N/A

3.A finding or judgment by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, the Commodity Futures Trading Commission, or a state securities regulator of a violation of federal or state securities or commodities law, which finding or judgment has not been reversed, suspended, or vacated; or

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

4.The entry of an order by a self-regulatory organization that permanently or temporarily barred, suspended, or otherwise limited such person’s involvement in any type of business or securities activities.

N/A

OTC Markets Group Inc.

OTC Pink Basic Disclosure Guidelines (v3.1 June 24, 2021)Page 12 of 14

B.Describe briefly any material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the issuer or any of its subsidiaries is a party or of which any of their property is the subject. Include the name of the court or agency in which the proceedings are pending, the date instituted, the principal parties thereto, a description of the factual basis alleged to underlie the proceeding and the relief sought. Include similar information as to any such proceedings known to be contemplated by governmental authorities.

From time to time, the Company may be subject to routine litigation, claims or disputes in the ordinary course of business. The Company defends itself vigorously in all such matters. In the opinion of management, no pending or known threatened claims, actions or proceedings against the Company are expected to have a material adverse effect on its financial position, results of operations or cash flows. However, the Company cannot predict with certainty the outcome or effect of any such litigation or investigatory matters or any other pending litigations or claims. There can be no assurance as to the ultimate outcome of any such lawsuits and investigations. The Company will record a liability when it believes that it is both probable that a loss has been incurred and the amount can be reasonably estimated. The Company periodically evaluates developments in its legal matters that could affect the amount of liability that it has    previously accrued, if any, and makes adjustments as appropriate. Significant judgment is required to determine both the likelihood of there being, and the estimated amount of, a loss related to such matters, and the Company’s judgment may be incorrect. The outcome of any proceeding is not determinable in advance. Until the final resolution of any such matters that the Company may be required to accrue for, there may be an exposure to loss in excess of the amount accrued, and such amounts could be material.

9) Third Party Providers

Please provide the name, address, telephone number and email address of each of the following outside providers:

Securities Counsel

Name: Marc Applbaum

Firm: Law Offices of Marc Applbaum

Address 1: 3212 Homer Street

Address 2: San Diego, CA 92106

Phone: 619-993-0288

Email: applbaumlaw@gmail.com

Accountant or Auditor

Name: N/A

Firm:

Address 1:

Address 2:

Phone:

Email:

Investor Relations

Name: N/A

Firm:

Address 1:

Address 2:

Phone:

Email:

Other Service Providers

Provide the name of any other service provider(s) that that assisted, advised, prepared or provided information with respect to this disclosure statement. This includes counsel, broker-dealer(s), advisor(s) or consultant(s) or provided assistance or services to the issuer during the reporting period.

OTC Markets Group Inc.

OTC Pink Basic Disclosure Guidelines (v3.1 June 24, 2021)Page 13 of 14

Name:

Firm:

Nature of Services:

Address 1:

Address 2:

Phone:

Email:

10) Issuer Certification

Principal Executive Officer:

The issuer shall include certifications by the chief executive officer and chief financial officer of the issuer (or any other persons with different titles but having the same responsibilities) in each Quarterly Report or Annual Report.

The certifications shall follow the format below:

I, Simon Rubin certify that:

1. I have reviewed this Quarterly Disclosure Statement of BOTS Inc.,

2. Based on my knowledge, this disclosure statement does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this disclosure statement; and

3. Based on my knowledge, the financial statements, and other financial information included or incorporated by reference in this disclosure statement, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this disclosure statement.

March 15, 2022[Date]

/s/S.Rubin[CEO’s Signature]

(Digital Signatures should appear as “/s/ [OFFICER NAME]”)

Principal Financial Officer:

I, Simon Rubin certify that:

1. I have reviewed Quarterly Disclosure Statement of BOTS Inc.,

2. Based on my knowledge, this disclosure statement does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this disclosure statement; and

3. Based on my knowledge, the financial statements, and other financial information included or incorporated by reference in this disclosure statement, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this disclosure statement.

March 15, 2022[Date]

/s/ S.Rubin[CFO’s Signature]

(Digital Signatures should appear as “/s/ [OFFICER NAME]”

OTC Markets Group Inc.

OTC Pink Basic Disclosure Guidelines (v3.1 June 24, 2021)Page 14 of 14

	BOTS, Inc. and SUBSIDIARIES Consolidated Balance Sheets (Unaudited)
	ASSETS	January 31,	April 30,
		2022	2021
Current Assets Cash and cash equivalents		$ 2,272	$ 1,935
Accounts receivable, net		4,768	-
Notes and other receivable		1,293,200	1,246,146
Total current assets		1,300,240	1,248,081
Cost basis investment		969,071	969,071
Intangible assets, net		5,247,390	4,569,960
Total assets		$ 7,516,701	$ 6,787,112

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilibies Accounts payable and accrued expenses	$ 23,732	$ 16,500
Due to shareholder	85,579	90,064
Other current liabilities	499,533	508,317
Total current liabilities	608,844	614,881
Total Liabilities	608,844	614,881
Stockholders' equity Preferred stock, $0.0001 par value; 90,000,000 shares authorized;	3,285	3,335
30,050,000 and 33,350,000shares issued and outstanding, as January 31, 2022 and April 30, 2021. Common stock, $0.0001 par value, voting; 2,000,000,000 shares	74,487	77,587
authorized; 780,374,596 and 775,874,596 shares issued, and
outstanding, as of January 31, 2022, and April 30, 2021, respectively.
Treasury stock	(680,330)	(680,330)
Additional paid in capital	28,766,511	27,947,761
Accumulated deficit	(21,256,096)	(21,176,122)
Total stockholders' equity	6,907,857	6,172,231
Total liabilities and stockholders' equity	$ 7,516,701	$ 6,787,112

See accompanying notes to unaudited consolidated financial statements.

OTC Markets Group Inc.

OTC Pink Basic Disclosure Guidelines (v3.1 June 24, 2021)Page 15 of 14

BOTS, Inc.

and SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended January 31,		For the Six Months Ended January 31,
	2022	2021	2022	2021
Selling, general, and administrative	13,346	2,942	29,258	18,260
Professional fees	15,527	12,900	23,123	16,160
Stock based compensation	-	180,000	-	3,900,000
Marketing & advertising	1,212	53,663	1,212	55,246
Amortization and depreciation	3,900	42,987	7,800	142,683
Total operating expenses	33,985	292,492	61,393	4,127,944
Income (Loss) from operations	(33,985)	(292,492)	(61,393)	(4,127,944)
Other income (expense)	0	(-13,492)	33,222	61,229,410
Net income (loss) before non-controlling interest	(33,985)	(305,984)	(28,171)	57,101,466
Loss on discontinued operations	-	-	-	(221,840)
Net income(loss) before minority interest	(33,985)	(305,984)	(28,171)	56,879,626
Net income (loss) attributable to controlling interest	$ (33,985)	$ (305,984)	$ (28,171)	$ 56,879,626
Basic and diluted (Loss) per share:
Income (Loss) per share from continuing operations	$ 0.00	$ (0.00)	$ (0.00)	$ 0.08
Income (Loss) per share	$ 0.00	$ (0.00)	$ (0.00)	$ 0.08
Weighted average shares outstanding - basic and diluted	774,874,596	774,986,335	774,874,596	755,961,553

See accompanying notes to audited consolidated financial statements.

OTC Markets Group Inc.

OTC Pink Basic Disclosure Guidelines (v3.1 June 24, 2021)Page 16 of 14

BOTS, Inc.
and SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Non-Controlling	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	(Deficit)

Balance – April 30, 2020	3,350,000	335	505,374,596	50,537	1,700,000	(680,330)	13,981,354	14,249	(13,163,908)	202,237
Stock issued for services	-	-	170,500,000	17,050	-	-	4,374,390	-	-	4,391,440
Stock issued for acquisitions	30,000,000	3,000	100,000,000	10,000	-	-	9,592,017	-	-	9,605,017
Net income(loss)	-	-	-	-	-	-	-	(14,249)	(8,012,214)	$(8,026,463)
Balance – April 30, 2021	33,350,000	3,335	775,874,596	77,587	1,700,000	(680,330)	27,947,761	-	(21,176,122)	6,172,231
Stock issued for services	-	-	14,000,000	1,400	-	-	813,700	-	-	815,100
Stock issued for investments	-	-	35,500,000	-	-	-	-	-	-	-
Conversion of preferred to common shares	(500,000)	(50)	5,000,000	500	-	-	50	-	-	500
Retirement of shares	-	-	(50,000,000)	(5,000)	-	-	5,000	-	-	-
Net income(loss)	-	-	-	-	-	-	-	-	(79,974)	$(79,974)
Balance –January 31, 2022	32,850,000	3,285	780,374,596	74,487	1,700,000	(680,330)	28,766,511	-	(21,256,096)	6,907,857

OTC Markets Group Inc.

OTC Pink Basic Disclosure Guidelines (v3.1 June 24, 2021)Page 17 of 14

BOTS, Inc.
and SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For Nine Months Ended January 31,
Operating Activities:	2022	2021
Net Income (Loss)	$ (79,947)	$ 56,874,805
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,700	142,683
Stock Based Compensation	315,100	3,900,000
Accrued Interest, Net	-	(54,839)
Effects of discontinued operations, net	-	317,530
Impairment	-	62,072
Effects of Acquisitions, net	-	(61,244,071)
Decrease (Increase) in:		-
Accounts receivable, net	(4,768)	-
Other receivables	(10,878)	-
Inventory	-	-
Prepaid expenses and other current liabilities	-	-
Accounts payable, accrued expenses and taxes payable	23,732	12,000
Total adjustments to reconcile net income to net cash	311,154	(56,864,625)
Net cash provided in operating activities	231,207	9,780
Cashflows from Investing Activities:
Increase (Decrease) in:
Cost Basis Investment	-	-
Acquisition of property, plant, and equipment	-	-
Acquisition of intangible assets	(189,130)	(5,000)
Net cash received in investing activities	(189,130)	(5,000)
Cash Flows From Financing Activities:
Borrowing from related parties, net	26,300	2,219
Notes Payable	(68,040)	(50,000)
Proceeds from issuance of stock, net	-	19,949
Net cash provided by financing activities	(41,740)	(27,832)
Net Change in Cash	337	(23,052)
Cash at Beginning of Period	1,935	24,695
Cash at End of Period	$ 2,272	$ 1,643

OTC Markets Group Inc.

OTC Pink Basic Disclosure Guidelines (v3.1 June 24, 2021)Page 18 of 14

NOTES TO AUDITED FINANCIAL STATEMENTS

For the Quarter Ended January 31, 2022

The accompanying consolidated unaudited financial statements of BOTS, Inc., (the “Company”, “we”, “our”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the alternative disclosure rules of the OTC Markets.

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

OTC Markets Group Inc.

OTC Pink Basic Disclosure Guidelines (v3.1 June 24, 2021)Page 19 of 14

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

OTC Markets Group Inc.

OTC Pink Basic Disclosure Guidelines (v3.1 June 24, 2021)Page 20 of 14

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

Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States. The Company may occasionally maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000.  The risk is managed by maintaining all deposits in high quality financial institutions. The Company had $0 and $0 in excess of federally insured limits at January 31, 2022 and April 30, 2021.

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

Note 4. Cost Basis Investments

The Company has invested $969,071 through January 31, 2022, in First Bitcoin Capital, LLC

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

OTC Markets Group Inc.

OTC Pink Basic Disclosure Guidelines (v3.1 June 24, 2021)Page 21 of 14

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

Note 6. Related Parties and Related Party Transactions

Mr. Rosenberg, the Company’s former CEO/CFO provided funding for the Company from time to time. During the nine months ended January 31, 2022, Mr. Rosenberg paid multiple expense on behalf of the Company, and received multiple payments from the Company as payment against the advances made. Mr. Rosenberg is owed $85,578 as due to related party as of January 31, 2022

First Bitcoin Capital Corp, an affiliate shareholder of the Company’s provides funding for First Bitcoin Capital, LLC, a wholly owned subsidiary of the Company. During the year ended April 30, 2021, First Bitcoin Capital Corp has funded $6,113 to the Company.

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

OTC Markets Group Inc.

OTC Pink Basic Disclosure Guidelines (v3.1 June 24, 2021)Page 22 of 14

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

OTC Markets Group Inc.

OTC Pink Basic Disclosure Guidelines (v3.1 June 24, 2021)Page 23 of 14

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

OTC Markets Group Inc.

OTC Pink Basic Disclosure Guidelines (v3.1 June 24, 2021)Page 24 of 14

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

OTC Markets Group Inc.

OTC Pink Basic Disclosure Guidelines (v3.1 June 24, 2021)Page 25 of 14

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

Common Stock

As of January 31, 2022, the Company was authorized to issue 2,000,000,000 common shares at a par value of $0.0001. As of January 31, 2022, the Company had issued and outstanding 780,374,596. common shares.

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

On May 1, 2021, the Company issued 1,000,000 shares of common stock to Oleksandr Gordieiev, the Company’s CEO for services provided.

On August 23, 2021, Mr. Rosenberg converted 500,000 shares of Series B Preferred stock into 5,000,000 shares of common stock.

During the six months ended October 31, 2021, the Company issued 4,000,000 shares of common stock related to consulting services provided.

OTC Markets Group Inc.

OTC Pink Basic Disclosure Guidelines (v3.1 June 24, 2021)Page 26 of 14

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

OTC Markets Group Inc.

OTC Pink Basic Disclosure Guidelines (v3.1 June 24, 2021)Page 27 of 14